Form 10QSB
period 1996-03-31
VION PHARMACEUTICALS INC
filed 1996-05-15
CIK 944522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                               ------------------------------------------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________________ to _____________________

Commission file number            0-26534
                      ---------------------------------------------------------




                           VION PHARMACEUTICALS, INC.
 ------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          DELAWARE                                             13-3671221
- - ---------------------------------------                 -----------------------
     (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

                    4 SCIENCE PARK, NEW HAVEN, CT 06511
- - -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 498-4210
- - -------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                              ONCORX, INC.
- - -------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed Since
Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         X No
    ---------


     The number of shares outstanding of the issuer's sole class of common equity, as of March 31, 1996 is: 7,554,106 Shares of common stock, $.01 par
                                -------------------------------------------
value
- - -----

     Transitional Small Business Disclosure Format (check one):

Yes _________ No     X
                 ---------

        PART 1  -  FINANCIAL INFORMATION

Item 1. Financial Statements

VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

                                                  March 31,       December 31,
                                                       1996              1995
     (Unaudited)
     ASSETS

Current Assets:
     Cash and cash equivalents                         $55,772       $2,350,933
     Short-term investments                          2,846,655        2,291,108
     Other current assets                               10,488           18,825

     Total Current Assets                            2,912,915        4,660,866

Net Property And Equipment                             344,441          335,871

Other Assets:
     Security deposits                                  55,359           50,658
     Research contracts prepayments                    416,945          416,945
                                                       472,304          467,603

     Total Assets                                   $3,729,660       $5,464,340



     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligation under capital lease - current          $17,349          $15,272
     Accounts payable and accrued expenses             585,235          309,073

     Total Current Liabilities                         602,584          324,345

Obligation under capital lease - long term              68,524           76,763
Common stock subject to put option                           0          100,000

     Total Liabilities                                 671,108          501,108

Stockholders' Equity:
     Preferred stock, $0.01 par value,
       authorized - 5,000,000 shares
         None issued                                         0                0
     Common stock, $0.01 par value,
       authorized - 20,000,000 shares
     Issued and outstanding -  1996-7,554,106;
       1995-7,530,288 shares                            75,540           75,302
     Additional paid-in capital                     15,013,197       14,913,435
     Accumulated deficit during the development
       stage                                       (12,030,185)     (10,025,505)

     Total Stockholders' Equity                      3,058,552        4,963,232

           Total Liabilities and
             Stockholders' Equity                  $ 3,729,660       $5,464,340





     The accompanying notes are an integral part of the financial statements.

     VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
     (A Development Stage Enterprise)
     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                      For The Period
                                                                                    From May 1, 1994
                                                    Three Months Ended           (Inception) through
                                                             March 31,                     March 31,
                                                                  1996                          1996
                                                           (Unaudited)                   (Unaudited)
Operating Expenses:
    Research and development                                $1,622,211                    $4,755,411
    General and administrative                                 427,731                     2,513,050

    Purchased research and development                               0                     4,481,405
    Amortization of finance charges                                  0                       545,439

Interest income                                                (47,690)                      (131,734)
Interest expense                                                 2,428                        47,590



Net Loss                                                  $(2,004,680)                 $(12,211,161)

Net Loss Per Share                                             $(0.27)

Weighted Average Common Stock And Common                     7,534,258
    Stock Equivalents Outstanding



    The accompanying notes are an integral part of the financial statements.

VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  For The Period                               For The Period
                                                                From May 1, 1994                             From May 1, 1994
                                                             (Inception) through    Three Months Ended    (Inception) through
                                                                    December 31,             March 31,              March 31,
                                                                            1995                  1996                   1996
                                                                                           (Unaudited)            (Unaudited)
Cash Flows Used For Operating Activities:
     Net loss                                                      $(10,006,481)          $(2,004,680)          $(12,011,161)
     Adjustments to reconcile net loss to cash
     flows provided by operating activities:
           Purchased research and development                          4,481,405                     0              4,481,405
           Amortization of financing costs                               345,439                     0                345,439
           Depreciation and amortization                                  25,622                20,880                 46,502
           (Increase) in other current assets                            (17,839)                8,337                 (9,502)
           (Increase) in other assets                                   (465,888)               (4,701)              (470,589)
           Increase accounts payable
             and accrued expenses                                        274,541               276,162                550,703
           Stock issued for services                                         417                     0                    417
           Stock options issued for compensation                         540,000                     0                540,000

           Net cash(used in) operating activities                     (4,822,784)           (1,704,002)            (6,526,786)

Cash Flows Used For Investing Activities:
     Purchase of marketable securities                                (2,291,108)             (555,547)            (2,846,655)
     Acquisition of fixed assets                                        (250,415)              (29,449)              (279,864)
     Cash portion of MelaRx acquisition                                    4,061                     0                  4,061

           Net cash used in investing activities                      (2,537,462)             (584,996)            (3,122,458)

Cash Flows Provided By Financing Activities:
     Initial public offering                                           9,696,210                     0              9,696,210
     Net proceeds from issuance of common stock                          313,055                     0                313,055
     Repurchase of common stock                                             (720)                    0                   (720)
     Net proceeds from bridge financing                                1,704,269                     0              1,704,269
     Repayments of bridge financing                                   (2,000,000)                    0             (2,000,000)
     Advances from stockholder                                           250,000                     0                250,000
     Repayments to stockholders                                         (250,000)                    0               (250,000)
     Receipts from sale of unit purchase option                              250                     0                    250
     Issuance of common stock                                                501                     0                    501
     Repayment of equipment capital lease                                 (2,386)               (6,163)                (8,549)

           Net cash provided by financing activities                   9,711,179                (6,163)             9,705,016

Net Increase In Cash                                                   2,350,933            (2,295,161)                55,772

Cash - Beginning                                                               0             2,350,933                      0

Cash - Ending                                                         $2,350,933               $55,772                $55,772



    The accompanying notes are an integral part of the financial statements.

VION PHARMACEUTICALS, INC.(Formerly: OncoRx, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                 Accumulated
                                                                                               Deficit During           Total
                                                Common Stock   Common Stock        Additional     Development   Stockholders'
                                                      Shares         Amount   Paid-in Capital           Stage          Equity
Common stock issued for cash - July 1994           2,693,244        $26,932                         $(19,877)          $7,055
Common stock issued for services -
   August 1994                                       159,304          1,593                           (1,176)            417
Net loss                                            (475,946)                                                        (475,946)

Balances - December 31, 1994                       2,852,548         28,525                 0        (496,999)       (468,474)

Stock options issued for compensation -
   February 1995                                                                      540,000                         540,000

Reverse acquisition of MelaRx
   Pharmaceuticals, Inc. - April 1995              2,000,000         20,000         4,300,000                       4,320,000

Shares repurchased pursuant to
   employment agreements - April 1995               (274,859)        (2,749)                            2,029            (720)

Private placement of common stock -
   April 1995                                         76,349            763           205,237                        206,000

Warrants issued with bridge notes -
   April 1995                                                                        200,000                         200,000

Initial public offering of common stock at
   $4.00 per share - August 1995 and
   September 1995                                  2,875,000         28,750         9,667,460                       9,696,210

Receipts from sale of unit purchase option                                                250                             250

Issuance of common stocks                              1,250             13               488                             501

Net loss                                                                                           (9,530,535)     (9,530,535)

Balances at December 31, 1995                      7,530,288         75,302        14,913,435     (10,025,505)      4,963,232

Issuance of common stock                              23,818            238            99,762                         100,000

Net loss                                                                                           (2,004,680)      (2,004,680)

Balances at March 31, 1996                         7,554,106        $75,540       $15,013,197   $(12,030,185)      $3,058,552




    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (FORMERLY ONCORX, INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(NOTE A) - THE COMPANY;

          OncoRx Inc. ("Old OncoRx") was incorporated on May 13, 1993 and commenced operations on May 1, 1994. No significant expenses were incurred prior to July 1, 1994. The Company is in the development stage and its efforts are principally devoted to the research and development of therapeutic products for the treatment of cancer and cancer related disorders.

     On April 20, 1995 Old OncoRx merged with OncoRx Research Corp., a previously unaffiliated company ("Research"). The stockholders of Old OncoRx were issued 2,654,038 common and 23,859 preferred shares of MelaRx Pharmaceuticals, Inc. ("MelaRx") (which was renamed OncoRx, Inc. after the merger and subsequently renamed Vion Pharmaceuticals, Inc. on April 18, 1996), the 100% owner of Research, in exchange for all of the outstanding shares of Old OncoRx.

     As the shareholders of Old OncoRx obtained a majority interest in the merged company (the "Company"), for accounting purposes, Old OncoRx is treated as the acquirer, the transaction is recorded as a purchase in the financial statements of Old OncoRx and the Company's financial statements include the results of operations of Old OncoRx from inception and MelaRx from the date of acquisition. The cost of MelaRx was 2,000,000 shares of common stock valued at $2.16 per share (fair value). The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

(Note B) - BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the Fiscal year ended December 31, 1995 on Form 10-KSB (File No. 0-26534).

(Note C) - STOCK OPTION PLAN:

     In July 1995, the Board of Directors of the Company amended its stock option plan to adopt the MelaRx stock option plan inclusive of options previously granted by MelaRx under which incentive stock options or nonstatutory stock options to acquire a maximum of 534,750 shares of the Company's common stock may be granted to employees, officers, directors and consultants of the Company. Options to purchase 134,750 shares of common stock had previously been granted by MelaRx under the plan.

     Through December 31, 1995, options to purchase an aggregate of 532,750 shares had been granted under the plan. On January 31, 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000. At the same meeting, the Board of Directors made grants of options, subject to stockholder approval of this proposal, to purchase an aggregate of 140,500 shares of Common Stock under the plan. The amendment to the plan was adopted by the stockholders at the Company's annual meeting on April 18, 1996 (see Part II, Item 4).

 (Note D) - PRIVATE PLACEMENT OF COMMON STOCK:
     In April 1995, the Company issued 200,000 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

(Note E) - BRIDGE FINANCING:

     In April 1995, the Company issued $2,000,000 in 10% promissory notes and warrants to purchase 1,000,000 shares of common stock at $3.00 per share for net proceeds of $1,704,000. The notes were paid at the closing of the initial public offering of the Company's securities described below and the warrants, which are exercisable until August 13, 2000, converted into Class A warrants at that time.

(Note F) - PUBLIC OFFERING:

     On August 17, 1995 the Company sold 2,500,000 Units, consisting of an aggregate of 2,500,000 shares of common stock, 2,500,000 redeemable Class A warrants and 2,500,000 redeemable Class B warrants, pursuant to a public offering at an offering price of $4.00 per Unit. On September 6, 1995 the Company sold an additional 375,000 Units pursuant to the underwriter's overallotment option. The net proceeds to the Company of the public offering were approximately $9,696,000 before repayment of the bridge financing.

ITEM 2.  PLAN OF OPERATIONS.

GENERAL

     The Company is a development stage biopharmaceutical company. Its activities to date have consisted primarily of research and development sponsored by it pursuant to two separate license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing its facilities and raising equity and debt financing. The Company has not generated any revenues and has incurred substantial operating losses from its activities.

     The Company intends to use a substantial portion of the net proceeds of its initial public offering, which was consummated in August 1995, to fund its plan of operations, which includes the following elements for the next 12 months:

     - Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.

     - Develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for expansion of its scientific staff and related research and development expenses. In addition, the Company expects to expend approximately $725,000 for laboratory and office equipment purchases. During the next 9 months, the Company plans to hire approximately 11 additional employees, including nine scientists.

     - Seek to acquire, generally through in-licensing, oncology-related products that can be marketed without significant additional development activities.

     - Sponsor Phase III clinical studies of porfiromycin for treatment of cancer of the head and neck.

     The Company currently estimates that the net proceeds of its initial public offering in August, 1995 will be sufficient to fund its planned operations for approximately 13 months thereafter. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing in 1996, beyond the first 13-month period to fund further research and development and the Company's working capital requirements. In the event such financing is not obtained, the Company may be materially adversely affected and may have to cease or substantially reduce operations.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had a working capital surplus of $2,310,331. The Company's principal sources of funds through March 31, 1996 have been $9,696,210 from its initial public offering, $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc. ("MelaRx"), the receipt by its predecessor, OncoRx Inc. ("Old OncoRx"), of $350,000 in May, 1994 and a bridge financing in April, 1995 of $2,000,000 of Notes (the "Notes"). In addition, Old OncoRx received net proceeds of $206,000 in a private placement of its common stock in April, 1995 which were used to pay certain accrued expenses, including salaries of officers. The net proceeds to the Company of the April 1995 bridge financing were approximately $1,704,000, after deducting related expenses and the repayment of certain advances. Such proceeds have been used to make payments due under collaboration agreements and repay certain loans to the Company and for working capital purposes. The Notes were payable on the earlier of one year after the date of issuance or the closing of the Company's initial public offering.

     The Company used the proceeds of its initial public offering to repay its bridge financing and intends to use the remaining funds to implement its business plan, which includes retention of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research, including research in Dr. Yung-Chi Cheng's laboratory. During the twelve months ending December 31, 1996, the Company will be required to make payments of an aggregate of $1,334,000 to Yale University and the University of California, Berkeley, under sponsored research and license agreements.

     The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing required to continue operations beyond the year end. The Company has entered into preliminary discussions with several major pharmaceutical companies concerning such a strategic alliance, but there can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company is also seeking to raise funds through additional means, including (1) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; (2) equipment lease financing; and (3) private placements of its securities. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

     Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.


RESULTS OF OPERATIONS

     The Company has not generated any revenues from operations. For the period from the commencement of operations (May 1, 1994) through March 31, 1996, the Company incurred a consolidated net loss before nonrecurring charges of approximately $12,011,000, including $4,481,405 of purchased research and development as a result of the merger with MelaRx. The Company expects to incur significant increases in salaries and research and development cost as it hires additional employees and expands its research and development activities. The Company has a lease providing for an initial annual rent of

$20,393, and commencing approximately June 1996 the Company expects to occupy new space currently being constructed, at an annual rent of $150,000.

     During the quarter ended March 31, 1996, the Company has added six personnel: Five in research and one in the product development area. This increased salary expense from approximately $103,000 per month to approximately $122,000 per month at the end of the quarter.

     Research and development expenses for the quarter increased from approximately $1,268,000 to approximately $1,622,000 in the most recent quarter due to the timing of research support payments; annualized research support payments are not expected to decrease. The amount for the latest quarter includes outside tests and services of approximately $376,000 relating to production of materials required for expanded Phase III clinical testing of porfiromycin . Laboratory supply expenses were approximately $95,000 for the quarter, as new personnel began to equip chemistry and biological laboratories. These expenses are expected to increase in the remainder of 1996.

     In general and administrative expenses, legal and patent filing expenses decreased 39% in the quarter by $106,000. Other professional fees, including fees for distribution rights, licensing, regulatory filings, recruiting, accounting and engineering totaled approximately $247,000 for the quarter.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company held on April 18, 1996, four proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions and broker non-votes to each proposal are set forth below.

     A vote was taken at the Annual Meeting for the election of ten Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                                   For              Withheld
                                --------           ----------
William R. Miller               5,423,797             28,000
John A. Spears                  5,423,797             28,000
Alan C. Sartorelli Ph.D.        5,423,797             28,000
Michel C. Bergerac              5,423,797             28,000
Frank T. Cary                   5,423,797             28,000
A. E. Cohen                     5,423,797             28,000
James L. Ferguson               5,413,797             38,000
Michael C. Kent                 5,423,797             28,000
E. Donald Shapiro               5,423,797             28,000
Walter Wriston                  5,423,797             28,000


     A vote was taken at the Annual Meeting on the proposal to change the name of the Company to Vion Pharmaceuticals, Inc. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or
(c) abstained from the vote on such proposal were as follows:

           For           Against           Abstained
       ---------         -------           ---------
       5,435,997          200                 15,600

     A vote was taken at the Annual Meeting on the proposal to amend the Amended and Restated 1993 Stock Option Plan the increase the number of shares which may be issued thereunder. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against, (c) abstained or (d) broker non-votes on such proposal were as follows:

        For            Against           Abstained   Broker Non-Votes
      ---------        -------           ---------   ----------------
      3,258,895        43,500             61,492        2,087,910

     A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1996. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

       For             Against          Abstained
   --------            -------          ---------
   5,435,997            200              15,600

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 7, 1996, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

        27. Article 5 Financial Data Schedule for first quarter 1996.

     (b)  REPORTS ON FORM 8-K.

        No current reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VION PHARMACEUTICALS, INC.
                              (Registrant)



                              By: /s/ Thomas E. Klein
                                 --------------------------
                                 Thomas E. Klein
                                 Vice President - Finance
                                 (Duly authorized signatory and
                                  Chief Financial Officer)

Date:  May 10, 1995