Form 10QSB
period 1996-06-30
VION PHARMACEUTICALS INC
filed 1996-08-13
CIK 944522

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ to __________

                         Commission file number 0-26534

                           VION PHARMACEUTICALS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              13-3671221
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                      4 Science Park, New Haven, CT 06511
                    (Address of Principal Executive Offices)

                                 (203) 498-4210
                (Issuer's Telephone Number, Including Area Code)


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

Yes  X   No ____

         The number of shares outstanding of the issuer's sole class of common equity, as of June 30, 1996 is: 7,554,206 shares of common stock, $.01 par value

           Transitional Small Business Disclosure Format (check one):

Yes ____  No  X

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS


                                                                          June 30,       December 31,
                                                                            1996             1995
                                                                       ------------------------------
                                                                        (Unaudited)
                                    ASSETS

Current Assets:
   Cash and cash equivalents                                           $  4,370,886      $  2,350,933
   Short-term investments                                                 8,204,367         2,291,108
   Other current assets                                                       2,150            18,825
                                                                       ------------      ------------
       Total Current Assets                                              12,577,403         4,660,866
Net Property And Equipment                                                  478,791           335,871
Other Assets:
   Security deposits                                                         39,524            50,658
   Research contracts prepayments                                           416,945           416,945
                                                                       ------------      ------------
                                                                            456,469           467,603
                                                                       ------------      ------------
                   Total Assets                                        $ 13,512,663      $  5,464,340
                                                                       ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligation under capital lease - current                            $     17,036      $     15,272
   Accounts payable and accrued expenses                                    568,418           309,073
                                                                       ------------      ------------
       Total Current Liabilities                                            585,454           324,345
Obligation under capital lease - long term                                   67,571            76,763
Common stock subject to put option                                                0           100,000
                                                                       ------------      ------------
       Total Liabilities                                                    653,025           501,108
Stockholders' Equity:
   Preferred stock, $0.01 par value, authorized - 5,000,000 shares
       Issued and outstanding -  1996-1,250,000 shares; 1995-None            12,500                 0
   Common stock, $0.01 par value, authorized - 20,000,000 shares
       Issued and outstanding -  1996-7,554,206; 1995-7,530,288              75,541            75,302
       shares
   Additional paid-in capital                                            26,591,878        14,913,435
   Accumulated deficit during the development stage                     (13,820,281)      (10,025,505)
                                                                       ------------      ------------
       Total Stockholders' Equity                                        12,859,638         4,963,232
                                                                       ------------      ------------
                   Total Liabilities and Stockholders' Equity          $ 13,512,663      $  5,464,340
                                                                       ============      ============

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                            For The Period
                                            Three Months Ended June 30,      Six Months Ended June 30,     From May 1, 1994
                                           ----------------------------    ----------------------------   (Inception) through
                                                1996            1995            1996            1995         June 30, 1996
                                           ------------    ------------    ------------    ------------      -------------
                                                    (Unaudited)                     (Unaudited)                (Unaudited)
Operating Expenses:
     Research and development              $  1,423,736    $    706,276    $  3,045,947    $    746,776       $  6,179,147
     General and administrative                 458,408         251,983         886,139         841,621          2,771,458
     Purchased research and development               0       4,481,405               0       4,481,405          4,481,405
     Amortization of finance charges                  0         305,000               0         305,000            545,439
   Interest income                              (94,505)              0        (142,195)              0           (226,239)
   Interest expense                               2,457          44,384           4,885          44,384             50,047
                                           ------------    ------------    ------------    ------------       ------------
Net Loss                                   ($ 1,790,096)   ($ 5,789,048)   ($ 3,794,776)   ($ 6,419,186)      ($13,801,257)
                                           ============    ============    ============    ============       ============
Net Loss Per Share                         ($      0.23)   ($      1.11)   ($      0.48)   ($      1.23)
                                           ============    ============    ============    ============
Weighted Average Common Stock And Common
   Stock Equivalents Outstanding              7,844,796       5,239,833       7,833,594       5,239,833
                                           ============    ============    ============    ============

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For The Period
                                                                  Six Months Ended               From May 1, 1994
                                                           --------------------------------    (Inception) through
                                                             June 30,            June 30,            June 30,
                                                               1996                1995                1996
                                                           ------------        ------------        ------------
                                                            (Unaudited)         (Unaudited)         (Unaudited)
Cash Flows Used For Operating Activities:
   Net loss                                                ($ 3,794,776)       ($ 6,419,186)       ($13,801,257)
   Adjustments to reconcile net loss to cash
   flows used in operating activities:
       Purchased research and development                             0           4,481,405           4,481,405
       Amortization of financing costs                                0             305,000             345,439
       Depreciation and amortization                             45,991               3,617              71,613
       Decrease(increase) in other current assets                16,675            (274,486)             (1,164)
       Decrease(increase) in other assets                        11,134              (1,468)           (454,754)
       Increase(decrease) accounts payable
           and accrued expenses                                 259,345             (47,441)            533,886
       Stock issued for services                                      0                   0                 417
       Stock options issued for compensation                          0             540,000             540,000
                                                           ------------        ------------        ------------
           Net cash used in operating activities             (3,461,631)         (1,412,559)         (8,284,415)
                                                           ------------        ------------        ------------
Cash Flows Used For Investing Activities:
   Purchase of marketable securities                         (5,913,259)                  0          (8,204,367)
   Acquisition of fixed assets                                 (188,911)             (7,682)           (439,326)
   Cash portion of MelaRx acquisition                                 0               4,061               4,061
                                                           ------------        ------------        ------------
           Net cash used in investing activities             (6,102,170)             (3,621)         (8,639,632)
                                                           ------------        ------------        ------------

Cash Flows Provided By Financing Activities:
   Initial public offering                                            0                   0           9,696,210
   Net proceeds from issuance of common stock                         0             206,250             313,055
   Repurchase of common stock                                         0                (720)               (720)
   Net proceeds from bridge financing                                 0           1,704,269           1,704,269
   Repayments of bridge financing                                     0                   0          (2,000,000)
   Advances from stockholder                                          0                   0             250,000
   Repayments to stockholders                                         0            (205,000)           (250,000)
   Receipts from sale of unit purchase option                         0                   0                 250
   Issuance of common stock                                         520                   0               1,021
   Deferred registration costs                                        0            (122,034)                  0
   Issuance of convertible preferred stock                   11,590,662                   0          11,590,662
   Repayment of equipment capital lease                          (7,428)                  0              (9,814)
                                                           ------------        ------------        ------------
           Net cash provided by financing activities         11,583,754           1,582,765          21,294,933
                                                           ------------        ------------        ------------
Net Increase In Cash                                          2,019,953             166,585           4,370,886
Cash - Beginning                                              2,350,933               5,380                   0
                                                           ------------        ------------        ------------
Cash - Ending                                              $  4,370,886        $    171,965        $  4,370,886
                                                           ============        ============        ============

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
        FOR THE PERIOD FROM MAY 1, 1994 (Inception) THROUGH JUNE 30, 1996

                                          Convertible
                                        Preferred Stock       Common Stock
                                       ------------------  ------------------                   Deficit During     Total
                                                            Common               Additional      Development    Stockholders'
                                         Stock    Amount     Stock    Amount   Paid-in Capital      Stage          Equity
                                       ---------  -------  ---------  -------  ---------------  --------------  -------------
Common stock issued for cash -
    July 1994                                              2,693,244  $26,932                        ($19,877)   $     7,055
Common stock issued for services -
    August 1994                                              159,304    1,593                          (1,176)           417
Net loss                                                                                             (475,946)      (475,946)
                                       ---------  -------  ---------  -------    -----------     ------------    -----------
Balances - December 31, 1994                   0        0  2,852,548   28,525              0         (496,999)      (468,474)
Stock options issued for
    compensation - February 1995                                                     540,000                         540,000
Reverse acquisition of MelaRx
    Pharmaceuticals, Inc. - April 1995                     2,000,000   20,000      4,300,000                       4,320,000
Shares repurchased pursuant to
    employment agreements - April 1995                      (274,859)  (2,749)                          2,029           (720)
Private placement of common stock -
    April 1995                                                76,349      763        205,237                         206,000
Warrants issued with bridge notes -
    April 1995                                                                       200,000                         200,000
Initial public offering of Units of
    one common share, one A warrant
    and one B warrant at $4.00 per
    unit - August 1995 and
    September 1995                                         2,875,000   28,750      9,667,460                       9,696,210
Receipts from sale of unit purchase
    option                                                                               250                             250
Issuance of common stock                                       1,250       13            488                             501
Net loss                                                                                           (9,530,535)    (9,530,535)
                                       ---------  -------  ---------  -------    -----------     ------------    -----------
Balances at December 31, 1995                  0        0  7,530,288   75,302     14,913,435      (10,025,505)     4,963,232

Issuance of convertible preferred
    stock                              1,250,000  $12,500                         11,578,162                      11,590,662
Issuance of common stock                                      23,918      239        100,281                         100,520
Net loss                                                                                           (3,794,776)    (3,794,776)
                                       ---------  -------  ---------  -------    -----------     ------------    -----------
Balances at June 30, 1996              1,250,000  $12,500  7,554,206  $75,541    $26,591,878     ($13,820,281)   $12,859,638
                                       =========  =======  =========  =======    ===========     ============    ===========

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                         (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Note A) - The Company:

         Vion Pharmaceuticals, Inc., formerly OncoRx, Inc., (the "Company") was incorporated in May 1993 and began operations on May 1, 1994. The Company is in the development stage and is principally devoted to the research and development of therapeutic products for the treatment of cancer and cancer related disorders.

         On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ("MelaRx"), which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering ("IPO") resulting in net proceeds to the Company of approximately $9,696,000. In April 1996 the Company changed its name to Vion Pharmaceuticals, Inc.

         As the shareholders of the Company obtained a majority interest in the merged company for accounting purposes, the Company is treated as the acquirer. Therefore, the transaction is recorded as a purchase in the Company's financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

(Note B) - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the Fiscal year ended December 31, 1995 on Form 10-KSB (File No. 0-26534).

(Note C) - Stock Option Plan:

         In July, 1995, the Board of Directors of the Company amended its stock option plan to adopt the MelaRx stock option plan inclusive of options previously granted by MelaRx under which incentive stock options or nonstatutory stock options to acquire a maximum of 534,750 shares of the Company's common stock may be granted to employees, officers, directors and consultants of the Company. Options to purchase 134,750 shares of common stock had previously been granted by MelaRx under the plan.

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

(Note G) - Private Placement of Class A Convertible Preferred Stock

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A convertible preferred stock, at $10.00 per share, resulting in net proceeds to the Company of $11,591,000. Each share of Class A preferred is initially convertible into 2.777777 shares of the Company's common stock. The shares of Class A preferred stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A preferred stock, and a 15% one time dividend if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock falls below the conversion price. The issuance of the Class A preferred stock at closing also triggered certain adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

(Note H) - Subsequent Events

         As a result of the sale on May 22, 1996 of 1,250,000 shares of Class A Convertible Preferred Stock, and pursuant the Warrant Agreement governing the rights of the Class A Warrants and the Class B Warrants, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrants and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrants and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

         At a Special Meeting of Stockholders to be held on August 14, 1996, stockholders will be asked to vote on a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 35,000,000 shares. On July 31, 1996, there were 7,554,206 shares of Common Stock outstanding. In addition, there were 4,262,383 shares of Common Stock issuable upon exercise of outstanding Class A Warrants, 4,262,383 shares issuable upon exercise of Class B Warrants underlying such Class A Warrants, 3,162,605 shares issuable upon exercise of outstanding Class B Warrants, 1,075,000 shares issuable upon exercise in full of a unit purchase option granted to the underwriter of the Company's August 1995 public offering, 3,472,242 shares issuable upon conversion of Class A Preferred Stock, 749,721 shares issuable upon exercise in full of other warrants issued in connection with previous private placements, 1,186,812 shares issuable pursuant to options granted, including 782,750 options granted under the company's Amended and Restated 1993 Stock Option Plan and 217,250 shares reserved for issuance under the Company's Amended and Restated 1993 Stock Option Plan, representing an aggregate of 25,942,242 shares of Common Stock outstanding or reserved for issuance. The proposed increase in the authorized Common Stock will allow the Company to satisfy its obligations to the holders of its Class A Preferred Stock to allow for its conversion into Common Stock, and will provide the Company with greater flexibility to issue Common Stock for other appropriate corporate purposes.


         At a Board of Directors' Meeting held on July 25, 1996, the directors of the Company resolved to amend the Company's Certificate of Incorporation to eliminate the Series A Convertible Preferred Stock which had been issued pursuant to a previous private placement. All shares of Series A Convertible Preferred Stock have been previously converted into Common Stock.

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

         The Company intends to use a substantial portion of the net proceeds of its May, 1996 private financing and its initial public offering, which was consummated in August 1995, to fund its plan of operations, which includes the following elements through January, 1998:

         o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.

         o Develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for expansion of its scientific staff and related research and development expenses. In addition, the Company expects to purchase approximately $358,000 for laboratory and office equipment purchases. During the next six months, the Company plans to hire approximately eight additional employees, including six scientists.

         o Seek to acquire, generally through in-licensing, oncology-related products that can be marketed without significant additional development activities.

         o Conduct Phase III clinical studies of porfiromycin for treatment of cancer of the head and neck.

         The Company currently estimates that the net proceeds of its private placement in May, 1996 and its existing cash and equivalents will be sufficient to fund its planned operations for approximately 20 months thereafter. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements.

Liquidity and Capital Resources

         At June 30, 1996, the Company had working capital of $11,991,949. The Company's principal sources of funds through June 30, 1996 have been $11,590,662 net proceeds from private financing through issuance of 1,250,000 convertible preferred shares; $9,696,210 from its initial public offering, $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc. ("MelaRx"), the receipt by its predecessor, OncoRx Inc. ("Old OncoRx"), of $350,000 in May, 1994 and a bridge financing in April, 1995 of $2,000,000 of Notes (the "Notes"). In addition, Old OncoRx received net proceeds of $206,000 in a private placement of its common stock in April, 1995 which were used to pay certain accrued expenses, including salaries of officers. The net proceeds to the Company of the April 1995 bridge financing were approximately $1,704,000, after deducting related expenses and the repayment of certain advances. Such proceeds have been used to make payments due under collaboration agreements and repay certain loans to the Company and for working capital purposes. The Notes were fully paid after the closing of the Company's initial public offering.

         The Company used the proceeds of its initial public offering to repay its bridge financing and used the remaining funds to implement its business plan, which includes hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research, including research in Dr. Yung-Chi Cheng's laboratory. During the twelve months ending December 31, 1996, the Company will be required to make payments of an aggregate of $1,440,000 to Yale University and the University of California, Berkeley, under sponsored research and license agreements.

         The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond January, 1998. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into preliminary discussions with several major pharmaceutical companies concerning such a strategic alliance, but there can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company is also seeking to raise funds through additional means, including
(1) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; (2) equipment lease financing; and (3) private placements and recapitalization of its securities. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

         Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

         The Company is planning to adopt the disclosure provisions of Statement of Financial and Accounting Standards No. 123 "Accounting and Disclosure of Stock-Based Compensation" in 1996. Accordingly, operating results will not be impacted by the adoption.

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

         A vote was taken at the Annual Meeting for the election of ten Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of shares of Common Stock voted in person or by proxy for each nominee were as follows:

                                              For          Withheld
                                              ---          --------
              William R. Miller            5,423,797        28,000
              John A. Spears               5,423,797        28,000
              Alan C. Sartorelli Ph.D.     5,423,797        28,000
              Michel C. Bergerac           5,423,797        28,000
              Frank T. Cary                5,423,797        28,000
              A. E. Cohen                  5,423,797        28,000
              James L. Ferguson            5,413,797        38,000
              Michael C. Kent              5,423,797        28,000
              E. Donald Shapiro            5,423,797        28,000
              Walter Wriston               5,423,797        28,000


         A vote was taken at the Annual Meeting on the proposal to change the name of the Company to Vion Pharmaceuticals, Inc. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                         For     Against     Abstained
                         ---     -------     ---------
                      5,435,997    200        15,600

         A vote was taken at the Annual Meeting on the proposal to amend the Amended and Restated 1993 Stock Option Plan the increase the number of shares which may be issued thereunder. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against, (c) abstained or
(d) broker non-votes on such proposal were as follows:

             For      Against      Abstained      Broker Non-Votes
             ---      -------      ---------      ----------------
          3,258,895    43,500        61,492           2,087,910

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1996. The aggregate numbers of shares of Common Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                         For     Against     Abstained
                         ---     -------     ---------
                      5,435,997    200        15,600

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 7, 1996, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               27. Article 5 Financial Data Schedule for second quarter 1996.

         (b)   Reports on Form 8-K.

               The Company filed a current report on Form 8-K dated June 28, 1996 and filed July 1, 1996 with regard to its private placement of Class A Convertible Preferred Stock.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VION PHARMACEUTICALS, INC.
                                   (Registrant)

                                   By: /s/ Thomas E. Klein
                                       Thomas E. Klein
                                       Vice President - Finance
                                       (Duly authorized signatory and
                                       Chief Financial Officer)

Date: August 9, 1996