Form 10QSB
period 1996-09-30
VION PHARMACEUTICALS INC
filed 1996-11-14
CIK 944522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended September 30, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

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

           __________________________________________________________
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No ______

     The number of shares outstanding of the issuer's sole class of common equity, as of September 30, 1996 is: 7,629,151 shares of common stock, $.01 par value.

     Transitional Small Business Disclosure Format (check one):

Yes _____  No  X

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,    December 31,
                                                                        1996            1995
                                                                   -------------    ------------
                                     ASSETS                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $  2,405,888    $  2,350,933
  Short-term investments                                               8,361,553       2,291,108
  Other current assets                                                    84,427          18,825
                                                                    ------------    ------------
      Total Current Assets                                            10,851,868       4,660,866

Net Property And Equipment                                               609,841         335,871

Other Assets:
  Security deposits                                                       31,851          50,658
  Research contracts prepayments                                         603,208         416,945
                                                                    ------------    ------------
                                                                         635,059         467,603
                                                                    ------------    ------------
      Total Assets                                                  $ 12,096,768    $  5,464,340
                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Obligation under capital lease - current                          $     17,036    $     15,272
  Accounts payable and accrued expenses                                  442,238         309,073
                                                                    ------------    ------------
      Total Current Liabilities                                          459,274         324,345

Obligation under capital lease - long term                                63,702          76,763
Common stock subject to put option                                             0         100,000
                                                                    ------------    ------------
      Total Liabilities                                                  522,976         501,108

Stockholders' Equity:
  Preferred stock, $0.01 par value, authorized - 5,000,000 shares
   Issued and outstanding - 1996-1,225,000 shares; 1995-None              12,250               0
  Common stock, $0.01 par value, authorized - 20,000,000 shares
   Issued and outstanding - 1996-7,629,151; 1995-7,530,288 shares         76,291          75,302
  Additional paid-in capital                                          26,559,201      14,913,435
  Accumulated deficit during the development stage                   (15,073,950)    (10,025,505)
                                                                    ------------    ------------
      Total Stockholders' Equity                                      11,573,792       4,963,232
                                                                    ------------    ------------
          Total Liabilities and Stockholders' Equity                $ 12,096,768    $  5,464,340
                                                                    ============    ============

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                          For The
                                                                                                        Period From
                                                                                                        May 1, 1994
                                              Three Months Ended             Nine Months Ended          (Inception)
                                                 September 30,                  September 30,             through
                                           --------------------------    --------------------------    September 30,
                                               1996           1995           1996           1995           1996
                                           -----------    -----------    -----------    -----------    -------------
                                                   (Unaudited)                   (Unaudited)            (Unaudited)
Operating Expenses:
  Research and development                 $   974,569    $   695,804    $ 4,020,516    $ 1,442,580    $  7,153,716
  General and administrative                   441,834        556,409      1,327,973      1,398,030       3,213,292

  Purchased research and development                 0              0              0      4,481,405       4,481,405
  Amortization of finance charges                    0         40,439              0        345,439         545,439

Interest income                               (165,272)        (8,082)      (307,467)        (8,082)       (391,511)
Interest expense                                 2,538           (150)         7,423         44,234          52,585
                                           -----------    -----------    -----------    -----------    ------------
Net Loss                                   ($1,253,669)   ($1,284,420)   ($5,048,445)   ($7,703,606)   ($15,054,926)
                                           ===========    ===========    ===========    ===========    ============
Net Loss Per Share                              ($0.16)        ($0.21)        ($0.64)        ($1.50)
                                           ===========    ===========    ===========    ===========
Weighted Average Common Stock And Common
 Stock Equivalents Outstanding               7,857,354      6,091,538      7,841,460      5,133,205
                                           ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For The
                                                                                           Period From
                                                                                           May 1, 1994
                                                                                           (Inception)
                                                     Nine Months Ended September 30,         through
                                                     ------------------------------       September 30,
                                                         1996               1995              1996
                                                     ------------       -----------       -------------
                                                               (Unaudited)                 (Unaudited)
Cash Flows Used For Operating Activities:
  Net loss                                           ($ 5,048,445)      ($7,703,606)      ($15,054,926)
  Adjustments to reconcile net loss to cash
   flows used in operating activities:
    Purchased research and development                          0         4,481,405          4,481,405
    Amortization of financing costs                             0           495,731            345,439
    Depreciation and amortization                          75,758            10,183            101,380
    Decrease(increase) in other current assets            (65,602)         (351,414)           (83,441)
    Decrease(increase) in other assets                   (167,456)          (28,236)          (633,344)
    Increase(decrease) in accounts payable
     and accrued expenses                                 133,165           (94,978)           407,706
    Stock issued for services                                   0                 0                417
    Stock options issued for compensation                       0           540,000            540,000
                                                     ------------       -----------       ------------
      Net cash used in operating activities            (5,072,580)       (2,650,915)        (9,895,364)
                                                     ------------       -----------       ------------
Cash Flows Used For Investing Activities:
  Purchase of marketable securities                    (6,070,445)                0         (8,361,553)
  Acquisition of fixed assets                            (349,729)         (128,380)          (600,144)
  Cash portion of MelaRx acquisition                            0             4,061              4,061
                                                     ------------       -----------       ------------
      Net cash used in investing activities            (6,420,174)         (124,319)        (8,957,636)
                                                     ------------       -----------       ------------

Cash Flows Provided By Financing Activities:
  Initial public offering                                       0         9,695,450          9,696,210
  Net proceeds from issuance of common stock                    0           206,000            313,055
  Repurchase of common stock                                    0              (720)              (720)
  Net proceeds from bridge financing                            0         1,704,269          1,704,269
  Repayments of bridge financing                                0        (2,000,000)        (2,000,000)
  Advances from stockholder                                     0                 0            250,000
  Repayments to stockholders                                    0          (250,000)          (250,000)
  Receipts from sale of unit purchase option                    0               250                250
  Issuance of common stock                                102,721                 0            103,222
  Issuance of convertible preferred stock              11,556,285                 0         11,556,285
  Conversion of put option                               (100,000)                0           (100,000)
  Repayment of equipment capital lease                    (11,297)           (4,836)           (13,683)
                                                     ------------       -----------       ------------
      Net cash provided by financing activities        11,547,709         9,350,413         21,258,888
                                                     ------------       -----------       ------------
Net Increase In Cash                                       54,955         6,575,179          2,405,888

Cash - Beginning                                        2,350,933             5,380                  0
                                                     ------------       -----------       ------------
Cash - Ending                                        $  2,405,888       $ 6,580,559       $  2,405,888
                                                     ============       ===========       ============

    The accompanying notes are an integral part of the financial statements.

               VION PHARMACEUTICALS, INC. (Formerly OncoRx, Inc.)
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     FOR THE PERIOD FROM MAY 1, 1994 (Inception) THROUGH SEPTEMBER 30, 1996

                                       Convertible                                                Accumulated
                                     Preferred Stock       Common Stock           Additional     Deficit During        Total
                                   -------------------  ------------------          Paid-in       Development       Stockholders'
                                     Shares     Amount    Shares    Amount          Capital          Stage             Equity
                                   ----------  -------  ---------  -------        ----------     --------------     -------------
Common stock issued for cash -
 July 1994                                              2,693,244  $26,932                             (19,877)      $     7,055
Common stock issued for
 services - August 1994                                   159,304    1,593                              (1,176)              417
Net loss                                                                                              (475,946)         (475,946)
                                   ----------  -------  ---------  -------        ----------      ------------       -----------
Balances - December 31, 1994                0        0  2,852,548   28,525                 0          (496,999)         (468,474)

Stock options issued for
 compensation - February 1995                                                        540,000                             540,000
Reverse acquisition of MelaRx
 Pharmaceuticals, Inc. -
 April 1995                                             2,000,000   20,000         4,300,000                           4,320,000
Shares repurchased pursuant to
 employment agreements -
 April 1995                                              (274,859)  (2,749)                              2,029              (720)
Private placement of common
 stock - April 1995                                        76,349      763           205,237                             206,000
Warrants issued with bridge
 notes - April 1995                                                                  200,000                             200,000
Initial public offering of
 units of one common share, one
 A warrant and one B warrant at
 $4.00 per unit - August 1995
 and September 1995                                     2,875,000    8,750         9,667,460                           9,696,210
Receipts from sale of unit
 purchase option                                                                         250                                 250
Issuance of common stocks                                   1,250       13               488                                 501
Net loss                                                                                            (9,530,535)       (9,530,535)
                                   ----------  -------  ---------  -------       -----------      ------------       -----------
Balances at December 31, 1995               0        0  7,530,288   75,302        14,913,435       (10,025,505)        4,963,232

Issuance of convertible
 preferred stock                    1,250,000   12,500                            11,543,785                          11,556,285
Conversion of convertible
 preferred stock                      (25,000)    (250)    69,445      695              (445)                                  0
Issuance of common stock                                   29,418      294           102,426                             102,720
Net loss                                                                                            (5,048,445)       (5,048,445)
                                   ----------  -------  ---------  -------       -----------      ------------       -----------
Balances at September 30, 1996      1,225,000  $12,250  7,629,151  $76,291       $26,559,201      ($15,073,950)      $11,573,792
                                   ==========  =======  =========  =======       ===========      ============       ===========

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

     On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. (MelaRx), which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering ("IPO") resulting in net proceeds to the Company of approximately $9,696,000. In April 1996 the Company changed its name to Vion Pharmaceuticals, Inc.

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

(Note B) - Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1995 on Form 10-KSB (File No. 0-26534).

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

     Through December 31, 1995, options to purchase an aggregate of 532,750 shares had been granted under the plan. On January 31, 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000. At the same meeting, the Board of Directors made grants of options, subject to stockholder approval of this proposal, to purchase an aggregate of 140,500 shares of Common Stock under the plan. The amendment to the plan was adopted by the stockholders at the Company's annual meeting on April 18, 1996.

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

(Note G) - Private Placement of Class A Convertible Preferred Stock

     On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A convertible preferred stock, at $10.00 per share, resulting in net proceeds to the Company of $11,556,000. Each share of Class A preferred stock is initially convertible into 2.777777 shares of the Company's common stock. The shares of Class A preferred stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A preferred stock, and a 15% one time dividend if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock price falls below the conversion price of the Class A preferred stock. The issuance of the Class A preferred stock at closing also triggered certain adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

(Note H) - Antidilution Adjustment

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

(Note I) - Authorized Shares

     At a Special Meeting of Stockholders held on August 14, 1996, stockholders approved a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 35,000,000 shares. On July 31, 1996, there were 7,554,206 shares of Common Stock outstanding. In addition, there were 4,262,383 shares of Common Stock issuable upon exercise of outstanding Class A Warrants, 4,262,383 shares issuable upon exercise of Class B Warrants underlying such Class A Warrants, 3,162,605 shares issuable upon exercise of outstanding Class B Warrants, 1,075,000 shares issuable upon exercise in full of a unit purchase option granted to the underwriter of the Company's August 1995 public offering, 3,472,242 shares issuable upon conversion of Class A Preferred Stock, 749,721 shares issuable upon exercise in full of other warrants issued in connection with previous private placements, 1,186,812 shares issuable pursuant to options granted, including 782,750 options granted under the company's Amended and Restated 1993 Stock Option Plan and 217,250 shares reserved for issuance under the Company's Amended and Restated 1993 Stock Option Plan, representing an aggregate of 25,942,242 shares of Common Stock outstanding or reserved for issuance. The increase in the authorized Common Stock will allow the Company to satisfy its obligations to the holders of its Class A Preferred Stock to allow for its conversion into Common Stock, and provides the Company with greater flexibility to issue Common Stock for other appropriate corporate purposes.

     At a Board of Directors' Meeting held on July 25, 1996, the directors of the Company resolved to amend the Company's Certificate of Incorporation to eliminate the Series A Convertible Preferred Stock which had been issued pursuant to a previous private placement. All shares of Series A Convertible Preferred Stock have been previously converted into Common Stock.

(Note J) - Continuation of Research and Licensing Agreement

     The Company has agreed to a five month extension of a research agreement with The Regents of the University of California on behalf of the Berkeley Campus ("Berkeley"). The extension continues through February 28, 1997 at a total level of funding of $250,000, in payments of $50,000 per month.

     Pursuant to an agreement with Berkeley providing for an option to obtain licenses for certain inventions resulting from the research, the Company has entered into negotiations to license some of these inventions, and is negotiating to obtain options to license others.

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

     The Company intends to use a substantial portion of the net proceeds of its May, 1996 private financing and its initial public offering, which was consummated in August 1995, to fund its plan of operations, which includes the following elements through October, 1997:

     o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.

     o Develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for expansion of its scientific staff and related research and development expenses. In addition, the Company expects to purchase or lease laboratory and office equipment worth approximately $358,000. During the next three months, the Company plans to hire approximately five additional employees, including four scientists.

     o Seek to acquire, generally through in-licensing, oncology-related products that can be marketed without significant additional development activities.

     o Conduct Phase III clinical studies in the U.S. and Europe of porfiromycin for treatment of cancer of the head and neck.

     The Company currently estimates that the net proceeds of its private placement in May, 1996 and its existing cash and equivalents will be sufficient to fund its planned operations for approximately 16 months thereafter. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements.

Liquidity and Capital Resources

     At September 30, 1996, the Company had working capital of $10,392,594. The Company's principal sources of funds through September 30, 1996 have been $11,556,285 net proceeds from private financing through issuance of 1,250,000 convertible preferred shares; $9,696,210 from its initial public offering, and $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc.

     The Company used the proceeds of its initial public offering to repay a previous bridge financing and used the remaining funds and the proceeds of its sale of convertible preferred stock to implement its business plan, which includes hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research, including research in Dr. Yung-Chi Cheng's laboratory. During the twelve months ending December 31, 1996, the Company will be required to make payments of an aggregate of $1,640,000 to Yale University and the University of California, Berkeley, under sponsored research and license agreements.

     The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond October, 1997. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into preliminary discussions with several major pharmaceutical companies concerning such a strategic alliance, but there can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company is also seeking to raise funds through additional means, including
(1) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; (2) equipment lease financing; and (3) private placements and recapitalization of its securities. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

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

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

Settlement of Litigation

     On August 31, 1995 Oncor, Inc. filed an action in the United States District Court for the District of Delaware entitled Oncor, Inc. v. OncoRx, Inc. The action sought injunctive relief and an undetermined amount of damages for federal trademark infringement, deceptive trade practices and unfair competition arising from the similarity between the names of the plaintiff and OncoRx, Inc. OncoRx, Inc. filed an answer to the complaint. In February 1996, the parties agreed to settle the litigation and in July 1996 the case was dismissed. Pursuant to the settlement, the Company agreed to discontinue the use of the OncoRx name and further agreed to take actions to change its name to Vion Pharmaceuticals, Inc. The Company changed its name after receiving stockholder approval at its annual stockholders' meeting in April 1996.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Special Meeting of Stockholders of the Company held on August 14, 1996, one proposal was voted upon by the Company's stockholders. A brief description of such proposal voted upon at the Special Meeting and the number of votes cast for, against and the number of abstentions and broker non-votes to such proposal is set forth below.

     A vote was taken at the Special Meeting on the proposal to increase the authorized common stock of the Company from 20,000,000 shares to 35,000,000 shares. The aggregate numbers of shares of Common Stock and Class A Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained from the vote on such proposal were as follows:

                            For       Against    Abstained
                         ---------    -------    ---------
                         5,776,132     94,581     10,248

     The foregoing proposal is described more fully in the Company's definitive proxy statement dated July 2, 1996, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         27. Article 5 Financial Data Schedule for third quarter 1996.

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

                                         VION PHARMACEUTICALS, INC.
                                         (Registrant)

                                         By: /s/ Thomas E. Klein
                                             Thomas E. Klein
                                             Vice President - Finance
                                             (Duly authorized signatory and
                                             Chief Financial Officer)
Date: November 12, 1996