Form 10KSB40
period 1996-12-31
VION PHARMACEUTICALS INC
filed 1997-02-25
CIK 944522

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (Fee Required)
                   For the Fiscal year ended December 31, 1996

                           Commission File No. 0-26534

                           VION PHARMACEUTICALS, INC.
           (Name of Small Business Issuer as specified in its charter)

              Delaware                            13-3671221
  (State or other jurisdiction of    (I.R.S. Employer Identification No.)
   incorporation or organization)

           4 Science Park
       New Haven, Connecticut                       06511
  (Address of principal executive                 (Zip Code)
              offices)

        Issuer's telephone number, including area code: (203) 498-4210

        Securities registered under Section 12(b) of the Exchange Act:
                                      None

        Securities registered under Section 12(g) of the Exchange Act:
                               Title of Each Class
                               -------------------
                                      Units
                          Common Stock, $0.01 par value
                                Class A Warrants
                                Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this form 10-KSB. |X|

The Registrant's revenues for the most recent fiscal year were: $51,779.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1996 based upon of the last sale price of such stock on that date as reported by the NASDAQ SmallCap(SM) Market was $20,095,815. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1996 was 8,017,961.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on April 16, 1997 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

                                     PART I

Item 1: DESCRIPTION OF BUSINESS

General

      Vion Pharmaceuticals, Inc. (the 'Company') is an early stage biopharmaceutical company which has sponsored research projects and is engaged primarily in research and development of therapeutic products for the treatment of cancer. Pursuant to a license agreement entered into with Yale University ('Yale') in August 1994 (the 'Yale/OncoRx Agreement'), the Company has acquired the rights to certain oncology and antiviral related patents and technology. The Company believes that the licensed rights include several novel technologies which provide a broad technology base for the future development of therapeutic products.

      Research and Development. The Company's strategy is two-fold. First, the Company intends to engage principally in research and development with respect to anticancer and antiviral technologies through in-house research and through collaborative and sponsored research agreements. The Company's initial research and development will focus on the following core technologies: (i) porfiromycin (Promycin(TM)), a hypoxic cancer cell therapeutic which targets oxygen-depleted cells that are otherwise resistant to radiation therapy, (ii) alkylating agent prodrugs, which are designed to be activated in cancer cells or the surrounding area and destroy cancer cells, (iii) novel nucleoside analogs which inhibit the Hepatitis B virus, (iv) ribonucleotide reductase inhibitors, which may block the formation of the precursors of DNA and thereby inhibit the replication of cancer cells and (v) Tumor Amplified Protein Expression Therapy, or TAPET(TM), a novel gene therapy vector for the treatment of cancer. In addition to its core technologies, the Company has rights to several additional product candidates, including (i) Melasyn(TM), a synthetic form of melanin, and (ii) a microfiltration and drug delivery technology being developed at the University of California, Berkeley ('Berkeley'). The Company's early research and development efforts were performed by academic collaborators. Since its initial public offering in August, 1995, the Company has recruited a scientific staff which is engaged directly in research and development although the Company also expects to continue to sponsor academic collaborators.

      The Company has developed small molecular weight, pharmaceutical agents with known mechanisms of activity. The Company initially intends to target projects for such agents based upon (i) the likelihood that commercially-viable products can successfully be developed using technology currently available to the Company with no additional acquisition or licensing costs, (ii) the potential commercial market for the product and (iii) the projected time to market of the product. If the Company's TAPET program proves its ability to deliver growth-inhibiting therapy to tumor tissue, the Company intends to further develop TAPET as a platform technology in several ways. The Company intends to select existing effective anti-cancer agents for delivery using TAPET, and the Company may also contract with other pharmaceutical companies to use TAPET to deliver new, proprietary anti-cancer agents.

      In-licensing. Second, the Company intends to seek, generally through in-licensing, therapeutic products and medical devices which are oncology-related and can be marketed without significant additional development activities to selected segments of the oncology market. The Company intends to seek products which can be marketed within 24-36 months in order to provide the Company with a source of revenues prior to the time when revenues can be expected to be realized from pharmaceutical products which may result from the Company's research and development efforts, if successful. The objective of this strategy is to generate near-term revenues which can help support the Company's infrastructure and reduce the risks associated with early-stage research and development. The Company believes that there should be product candidates available for its in-licensing program, including medical devices aimed at the oncology market and prescription and non-prescription oncology products currently producing or expected to produce relatively small sales volume and which do not have the market potential to be actively promoted by large pharmaceutical companies.

      In connection with its in-licensing program, the Company intends to establish a sales force targeting the oncology market. The Company believes that this sales force will facilitate the marketing of oncology-related products obtained through in-licensing, and may also enable the Company to seek co-marketing arrangements with other pharmaceutical companies.

Overview of Cancer

      Cancer is characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, and invasion and spread (metastasis) of the cells. Cancerous tumors can arise in almost any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors may result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous it can spread (metastasize) to various sites in the body. Cancer is a devastating disease with tremendous unmet medical needs. It has been estimated by the American Cancer Society that there were 1.2 million new cases of cancer in 1994 in the United States, 60% of which are expected to result in death within five years. The market for cancer therapeutics was approximately $6 billion in 1992 and is projected to total approximately $14 billion by the year 2000.

      Although several types of tumors can now be effectively treated with drugs, it is only in recent years that we have begun to see improvement in the survival rates for the most common tumors. The Company believes that recent developments in the understanding of the processes that regulate the proliferation and metastasis of malignant cells provides opportunities to discover and develop innovative products and approaches to treat cancer.

      The three most common methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of two or all three of these modalities. Surgery and radiation therapy are particularly effective in patients in which the disease is localized and has not yet spread to other tissues or organs. Surgery involves the removal of the tumor and adjacent tissue. In many cases where metastases have not yet occurred, however, surgery still cannot be performed because of the inaccessible location of the tumor or the danger of removing too much normal tissue along with the cancerous tissue.

      Radiation therapy involves the exposure of the tumor and surrounding tissue to ionizing radiation. The objective of radiation therapy is to kill the cancer cells with certain ionized molecules (free radicals) that are created in the parts of the body exposed to the ionizing radiation. Radiation, however, also kills or damages normal cells. Radiation therapy can result in varying levels of effectiveness, as well as in patient weakness, loss of appetite, nausea and vomiting, and loss of normal body functions, which may include bone marrow depression, gastrointestinal complications, kidney damage and damage to the peripheral nervous system. In some cases, radiation-induced mutations in bone marrow cells can lead to new secondary cancers, such as leukemia, years after treatment for other forms of cancer.

      Chemotherapy is the principal approach used for tumors that have metastasized. Chemotherapy seeks to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of cytotoxic drugs designed to kill cancer cells or the administration of hormone analogs to either reduce the production of, or block the action of, certain hormones such as estrogens and androgens which affect the growth of certain tumors. In many cases, chemotherapy consists of the administration of several different drugs in combination.

      In recent years, there have been significant advances in molecular biology, immunology and other related fields of biotechnology which have led to a better understanding of how malfunctioning genes can result in the formation of tumors. It is anticipated that these advances in biotechnology will lead to better ways to diagnose cancer and to prevent tumors from forming or becoming malignant. Ultimately, these emerging technologies may lead to genetic-based therapies aimed specifically at the genes which have malfunctioned and caused the cancer to form or spread.

      The Company believes, however, that a considerable amount of additional research and development will be necessary before such biotechnology-based pharmaceutical products to prevent cancer will have a significant impact on methods of treating cancer. Additionally, the Company believes that these emerging technologies will be initially incorporated into protocols using chemotherapy and radiation therapy until it has been shown that biotechnology-based products are effective as single agents. The Company believes that, for the foreseeable future, the principal means of combating cancer will continue to be through the surgical removal of tumors and the destruction of malignant cells through radiation therapy and chemotherapy, and that new chemically defined small molecules may be developed based upon unique cellular targets discovered through biotechnology. Therefore, the Company intends to initially focus its research and development efforts on the identification and development of small molecule chemotherapeutics with known molecular mechanisms of action.

Research and Development

      The Company is currently focusing on the following principal areas of research: (i) hypoxic cancer cell therapeutics, (ii) alkylating agent prodrugs,
(iii) novel nucleoside analogs, (iv) ribonucleotide reductase inhibitors and (v) Tumor Amplified Protein Expression Therapy, or TAPET. All of these technologies were licensed by the Company pursuant to the Yale/OncoRx Agreement and are in the early development stage and require significant further research, development, testing and regulatory clearances. The Company's current research and development efforts were initiated by academic collaborators at Yale University and are being pursued at the Company and Yale with Company sponsorship.

      Hypoxic Cancer Cell Therapeutics. Solid tumors have been shown to contain cells with severe oxygen depletion known as hypoxic cells. The Company believes that one possible explanation for the failure of radiation therapy is the existence within tumors of hypoxic cells, although there is no direct proof in humans. The hypoxic tumor cells can often constitute 1-15% of the malignant cells contained in a tumor. Because radiation therapy requires oxygenation of the tissue in order to be effective, hypoxic cells are less susceptible to radiation therapy and tend to form a therapeutically resistant group within solid tumors. Even small quantities of hypoxic cells within a tumor provide the basis for tumor cells to survive and proliferate after most of the non-hypoxic malignant cells in the tumor have been eradicated by radiation treatment. Hypoxic cells also exhibit resistance to most standard chemotherapeutic agents.

       Investigators in Dr. Alan C. Sartorelli's laboratory at Yale have sought to develop chemotherapeutic agents which by virtue of their chemical and metabolic properties could be selectively toxic to hypoxic cells. One such agent identified by Dr. Sartorelli was Promycin, a bioreductive alkylating agent. Laboratory studies indicated that Promycin destroyed a greater percentage of hypoxic cells relative to oxygenated cells than other agents being tested. A Phase I/II trial was conducted at Yale on a limited number of people. In this initial study, of the 21 patients treated with radiation (and, in some cases, surgery) in conjunction with Promycin for certain types of cancer of the head and neck, seven remain alive with no evidence of the disease or the cancer after a median follow-up of 60 months. The Company believes that these results are better than would have been expected without the use of Promycin, although there can be no assurance that Promycin will prove to be efficacious in a more extensive study. Based on these findings, a Phase III trial has been initiated of Promycin in patients with head and neck cancer, which is designed to determine the efficacy of Promycin as an adjunct to radiation therapy for these conditions. The Phase III trial is initially being conducted at Yale and the Company has expanded the Phase III trial to include additional sites in Europe and the United States. The Company also plans to evaluate Promycin in other tumor types.

      The Company has obtained an exclusive license from Yale for the data regarding Yale's research on Promycin and the clinical studies of Promycinconducted by Yale. Because composition of matter patent protection is unavailable for Promycin, the Company has received Orphan Drug status with respect to Promycin.

      Alkylating Agent Prodrugs. Alkylating agents are used to treat a variety of cancers, with different alkylating agents being used to treat different malignancies. These drugs are highly reactive (i.e., react with a number of different types of cells) and, as a consequence, cause undesirable side effects. This reactivity may be controlled by converting alkylating agents to prodrug forms. This conversion is accomplished by the attachment of a prodrug component to the alkylating agent so as to block the reactivity of the compound. The prodrug component can be designed to be released by a variety of enzymes found predominantly in tumors or in the area surrounding the tumor cells. Cleavage of the prodrug component from the alkylating agent, so as to restore the reactivity of the alkylating agent, occurs within the target tumor or in the area surrounding the tumor, thus permitting greater tumor selectivity and activity and lowering the potential for toxicity.

      The Company has licensed several classes of alkylating agent prodrugs from Yale, including certain prodrugs which are the subject of three issued patents. Each of these alkylating agent prodrugs may target a unique property of a cancer cell, thereby destroying it. The Company is in the process of evaluating several lead candidates for development. Each of these alkylating prodrugs may target a unique property of a cancer cell, thereby destroying it. The Company intends to extend its preclinical studies, which will include analytical studies, formulation and toxicological evaluation, and, if successful, intends to file an Investigational New Drug Application (IND).

      Novel Nucleoside Analogs. Antimetabolites are anticancer and antiviral agents which resemble natural cellular metabolites and therefore interfere with natural metabolic processes. Certain of the more significant antimetabolites inhibit the function of enzymes which are necessary for the synthesis of nucleotides (which are the building blocks of DNA and RNA) and therefore inhibit cell growth. Pursuant to the Yale/OncoRx Agreement, the Company has licensed from Yale a patent application relating to the nucleoside analog 3-TC and its use as an anti-hepatitis B virus ('HBV') agent, and several patent applications relating to the nucleoside analogs Beta-L-FddC and Beta-L-Fd4C and their use as anti-HBV agents. These nucleoside analogs are antimetabolites and have shown, in early preclinical studies, the ability to inhibit the replication of HBV. HBV is a causative agent of both acute and chronic forms of hepatitis which affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer. At present, no clinically useful drug is on the market for the treatment of HBV infections.

      The Company is aware of numerous patent applications and/or patents owned by third parties that also relate to 3-TC and Beta-L-FddC and/or their uses as anti-HBV agents. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. See '--Patents, Licenses and Trade Secrets.' In October 1996 the U.S.

Patent and Trademark Office issued a patent to Yale University covering the composition of matter and method of use of Beta-L-Fd4C for treating HBV, and Yale has licensed to the Company exclusive worldwide rights to the patent including the use of Beta-L-Fd4C for the treatment of HBV and AIDS. Due to the resources required, the Company intends to seek a strategic partner to further develop these anti-HBV agents.

      Ribonucleotide Reductase Inhibitors. The conversion of ribonucleotides to deoxyribonucleotides, which is catalyzed by ribonucleotide reductase, is a critical step in the synthesis of DNA in cells. If DNA is not synthesized, cells cannot replicate. The Company believes that a strong inhibitor of ribonucleotide reductase which targets cancer cells could act as a therapeutic agent. The Company has initiated a program to develop inhibitors of ribonucleotide reductase based on technology developed by Dr. Sartorelli and licensed under the Yale/OncoRx Agreement. The Company has licensed from Yale patented technology related to ribonucleotide reductase inhibitors. The Company has not yet undertaken toxicity tests and additional research is necessary to determine if the inhibitors tested have sufficient specificity in cancer cells. However, preclinical evaluation has demonstrated broad spectrum activity in animal models and one product candidate, 3-AP (OCX-0191) has been chosen for development. If preclinical studies including analytical studies, formulation and toxicological evaluation are successful, the Company will proceed to an IND filing.

      TAPET. TAPET stands for Tumor Amplified Protein Expression Therapy, an enabling platform technology featuring a novel gene therapy vector for the treatment of cancer. Originated at Yale University and advanced at Vion and Yale with Vion's sponsorship, the TAPET system uses genetically-engineered bacteria as vectors to deliver prodrug converting enzymes and genes that are capable of regulating cell growth in tumor tissue. Screened for their significant activity in tumors, TAPET organisms selectively target and infect tumors, rapidly multiplying in them by several orders of magnitude relative to normal tissue. The microorganisms have been designed to be highly selective for tumor tissue, greater than in normal tissue, and as an additional safeguard, the possibility for infection of normal tissue has been attenuated by bioengineering the organisms. The organisms are also sensitive to a broad spectrum of commonly used antibiotics. Tumor localization has been shown in animal models using TAPET strains in 12 tumor models including models of melanoma, breast, lung, colon, renal and liver cancer. Having developed this vector, the expression of multiple genes that are capable of regulating prodrug converting enzymes has been achieved. For example, the program has demonstrated in vivo activity for a bacterial strain which expresses the herpes simplex virus thymidine kinase gene for the conversion of ganciclovir to its toxic phosphorylated forms. As a platform technology, Vion is developing a portfolio of TAPET organisms for itself and potential partners to deliver prodrug converting enzymes and/or cytokines to tumors. The Company believes that TAPET is unique in its ability to target solid tumor tissue and the vector's ability reproduce at high levels within tumor tissue. Vion is developing TAPET towards human clinical trials.

      Other Programs. The Company also intends to pursue other research and development projects leading to the development of anticancer therapeutics. The Company intends to seek collaborations with academic institutions, including additional arrangements with Yale, to obtain additional rights. The Company believes that its relationship with Dr. Sartorelli and Dr. Yung-Chi Cheng of Yale, both of whom are on the Company's Scientific Advisory Board, may provide the Company with the ability to obtain rights in connection with work being done in their laboratories. However, the Yale/OncoRx Agreement only granted to the Company rights to specific technologies and the Company does not have any right to obtain a license to any of the work being conducted in their laboratories and any such rights would be subject to reaching an agreement with Yale as to the terms of such license.

In-Licensing Program

      As part of the Company's strategy, the Company also intends to in-license or acquire rights to niche oncology-related products which the Company believes can be commercialized in the near-term (24-36 months). The Company believes that there should be products available for in-licensing because larger pharmaceutical companies generally pursue products only if they believe that such products will provide a source of substantial revenues and therefore will discontinue developing or promoting products which have smaller potential markets. In many cases, the Company believes that these products may be ready for marketing without significant additional expense or development activities and can provide a source of revenues for the Company in the near term. The objective of this strategy is to generate revenues to help support the Company's infrastructure while the Company pursues research and development projects which, if successful, are not expected to produce any material revenues for a significant number of years. Through its in-licensing program, the Company intends to target products which can be distributed through a sales and marketing team which the Company plans to establish to target the oncology market. In connection with this strategy, the Company has identified certain products and technologies which it intends to develop and market. However, there can be no assurance that any required FDA marketing clearances or approvals can be obtained on a timely basis, if at all.

      Hydrogel Polymer. The Company has entered into an agreement with PMP, Inc. pursuant to which the Company has exercised an option for an exclusive license to purchase from PMP the raw material, and to market, distribute and sell in North America, a proprietary polymer-based hydrogel wetting agent. The $10,000 option exercise fee was paid to PMP on November 2, 1995 and represents fully paid up license fees and royalties, with no further payments due from Vion. The product has been formulated as an oral spray, gel and lozenge with mucoadhesive properties for the treatment of mucositis (an inflammation of the oral mucosa) and xerostomia (dryness of the mouth and lips), which commonly occur in individuals receiving cancer chemotherapy and certain radiation therapies.

Mucositis and xerostomia are both conditions which can cause pain and discomfort and can be sufficiently severe so as to require a limitation on the chemotherapy dose. A number of other products are currently being marketed to treat these conditions. The proposed product, which is expected to be marketed over-the-counter with a distribution approach aimed at oncology doctors and clinics, has not yet received FDA clearance or approval and there can be no assurance that it ever will. However, there is a possibility that, if the product is substantially equivalent to other products on the market, it could obtain 510(k) marketing clearance as a medical device.

      Termination of Response GM Agreement. On August 30, 1996, Response Biomedical Corp. and the Company mutually agreed to terminate a Sales and Distribution Agreement pursuant to which the Company was to have been the sole and exclusive distributor in the United States and Canada of Response's WhiteCounts (formerly the Response GM) point-of-care white blood cell monitor in the oncology marketplace. WhiteCounts, designed as a hand-held granulocyte (white blood cell) monitoring device, is not patented in the United States and had not received FDA 510(k) clearance or premarket approval to be marketed as a professional use device in the United States. Under the terms of the former agreement, the Company would have been required to conduct, at its expense, clinical testing in order to receive such FDA approval. The Company would have also been required to pay up to an aggregate of $725,000 to Response Biomedical Corp. based on the achievement of certain milestones, with most of the payments due after FDA approval.

Other Potential Product Candidates

      In addition, the Company has two additional product candidates, described below. The Company intends to explore outlicensing or other corporate partner strategies for these technologies.

      Melasyn(TM). Pursuant to a license agreement with Yale (the Melasyn License), the Company has obtained rights to a synthetic form of melanin which the Company has named Melasyn. Melanin is a pigment formed by cells in the skin which gives skin its color and protects it from sun damage by absorbing ultraviolet rays. The Company is seeking opportunities to market Melasyn to cosmetics and other companies for possible use in self tanning and sunscreen products. The Company has entered into an agreement with Creative Polymers pursuant to which Creative Polymers has agreed to be the exclusive selling agent for Melasyn and will be entitled to 20% of the net sales of Melasyn.

      The Company has also funded research projects relating to synthetic melanin for use in cosmetics, as well as compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any other products or product candidates which the Company presently plans to pursue, although the Company still has substantial financial commitments to Yale pursuant to such agreement. See '--Sponsored Research and License Agreements.'


      Drug Delivery Technology. In July 1994, the Company entered into a sponsored research and an option agreement with Berkeley, pursuant to which the Company is sponsoring research at Berkeley being conducted in the laboratory of Dr. Mauro Ferrari regarding microfiltration and drug delivery technology. The Company has an exclusive option to negotiate an exclusive license for any resulting product. Dr. Ferrari and his research associates at Berkeley have been working on techniques for micromanufacturing silicon filters with controlled pore sizes and geometries. At present, there is no source of inorganic membrane filters having geometrically defined submicron-sized pores. If Dr. Ferrari's technology functions in accordance with his theories, the Company believes that this microfabrication technology will produce such membrane filters. The Company is currently evaluating promising applications for this microfabrication technology. Potential applications include bioseparation filters and use as a drug delivery device. The Company's current strategy for commercializing this microfabrication technology will be to continue to evaluate opportunities for its applications and actively pursue collaboration alternatives. See '--Sponsored Research and License Agreements.'

Collaborative Arrangements

      The Company intends to seek collaborative agreements with pharmaceutical or biotechnology companies to develop certain of its product candidates. The Company believes that these arrangements will permit the Company to develop certain of its product candidates without incurring the substantial costs associated with development and may also provide an additional source of financing.

Sponsored Research and License Agreements

      Yale/OncoRx Agreement. Pursuant to a License Agreement dated August 31, 1994, as amended November 15, 1995, Yale granted to Vion an exclusive, non-transferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The licensed technology includes the five core technologies on which the Company initially intends to focus. See '--Research and Development.' The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. The Yale/OncoRx Agreement also provides that if Yale, pursuant to its own research, identifies potential commercial opportunities for the inventions and research, Yale will give the Company a first option to negotiate a commercial license for such commercial opportunities. Pursuant to the Yale/OncoRx Agreement, the Company issued to Yale 159,304 shares of common stock, granted certain registration rights to Yale with respect to these shares of Common Stock and made a payment of $50,000. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals. The Company has agreed with Yale that the Company will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect the Company's rights in other products.

      Subsequent to entering into the Yale/OncoRx Agreement, the Company paid $345,000 as unrestricted grants to fund certain research at Yale, including research in Dr. Cheng's laboratory. The Company made additional unrestricted grants to Yale of $345,000 in November 1995 and November 1996 for continued support of this research. There can be no assurance that these funds will be used to conduct research relating to products which the Company desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/OncoRx Agreement, the Company may be unable to utilize such technologies unless it negotiates additional license agreements.

      Yale/MelaRx Agreement. Pursuant to a Research Agreement dated September 23, 1988, as amended and restated as of August 1, 1992, Yale has agreed to perform a research program under the supervision of Dr. John Pawelek, while he is employed by Yale. The research program has primarily involved synthetic melanin and products designed to control the effects of ultraviolet radiation. In addition, under the Company's TAPET program, Dr. Pawelek is conducting certain research regarding the use of a bacterial vector in connection with genetic therapy for melanoma. The Company has agreed to reimburse Yale for its direct and indirect costs in connection with the research program in an amount currently equal to $856,211 per year (subject to increase by up to 5% per year). Except to the extent of inventions made solely by the Company's employees, Yale will be the owner of any inventions resulting from the research and the Company will have an option to obtain an exclusive license (to the extent Yale has the right to grant such a license) with respect to the inventions. The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a non-transferable worldwide exclusive license to three inventions relating to gene therapy for melanoma. Pursuant to this agreement the Company has agreed to pay Yale a $100,000 fee not later than June 15, 1997, plus milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues. The Yale/MelaRx Agreement is for a term ending June 30, 1998, subject to earlier termination by the Company if Dr. John W. Pawelek is no longer the principal investigator and subject to the Company's right to terminate its participation on one year's notice if its economic circumstances make it impracticable and unfeasible to provide funding for the research.

      Pursuant to the Yale/MelaRx Agreement, Yale and the Company have entered into five license agreements which grant the Company exclusive licenses to make, use, sell and practice the inventions covered by certain patents. Each such license agreement requires the Company to pay to Yale royalties based on a percentage of net sales of the products covered and sublicensing income. In addition, the licenses provide that they are terminable in the event the Company does not exercise due diligence in commercializing the licensed technology.

      University of California, Berkeley. In July 1994, MicroFab BioSystems, Inc. ('MicroFab'), a subsidiary of the Company, entered into a Sponsored Research Agreement with Berkeley pursuant to which MicroFab agreed to sponsor research conducted by Dr. Ferrari at Berkeley through June 30, 1996. In November 1995, the Company amended the sponsored research agreement with Berkeley, increasing the amount of sponsorship to $1,208,236 through August 31, 1996. The Company has agreed to an extension of the agreement which continues through February 28, 1997 at a total level of funding of $250,000. To the extent Berkeley has a legal right to do so, and to the extent MicroFab has paid all direct and indirect costs of the research, including a proportionate share of the principal investigator's salary, Berkeley has agreed to negotiate in good faith with respect to one or more licenses with MicroFab in accordance with the Option Agreement (as is described below).

      Under the Option Agreement which was entered into simultaneously with the Sponsored Research Agreement, Berkeley granted to the Company an option to negotiate in good faith an exclusive license to Berkeley's patent rights to three inventions relating to microfabricated particle filters and microfabricated capsules for immunological isolation of cell transplants. MicroFab paid Berkeley a non-refundable option payment of $30,000 for the three inventions covered by the Option Agreement, which option expired in July 1995. MicroFab exercised a right to elect to renew the Option Agreement for one additional one-year period and paid Berkeley an additional $30,000 for the exercise of this option. The Option Agreement expired July 25, 1996, but was extended through February 28, 1997 at no additional cost to the Company. It provides that a license agreement entered into pursuant to the Option Agreement would be an exclusive license, with right to grant sublicenses, to make, have made, use and sell licensed products for medical and human pharmaceutical applications in all countries where Berkeley has patent rights. The Option Agreement provides that each license agreement would provide for a non-refundable license fee as well as a royalty based on net sales. There can be no assurance that the parties will be able to agree on terms of a license agreement which are satisfactory to the Company. Pursuant to a separate agreement, Dr. Ferrari has been retained as a consultant by the Company for a two-year term commencing June 1, 1996 at an annual rate of $48,000 per year subject to certain adjustments. In connection therewith, Dr. Ferrari was issued 10% of the common stock of MicroFab.

Competition

      Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Moreover, the biopharmaceutical industry is characterized by rapidly evolving technology that could result in the technological obsolescence of any products developed by the Company. The Company competes with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Most of the Company's competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with the Company in recruiting and retaining highly qualified scientific personnel and consultants.

      Existing therapies to treat cancer have varying degrees of success. Many products are under development by competitors for the treatment of cancer, some of which may compete directly with the Company's proposed products. Some of these product candidates may be in advanced stages of clinical trials. The existence of these products, or other products or treatments of which the Company is not aware, or products or treatments that may be developed in the future, may adversely affect the marketability of products developed by the Company. There can be no assurance that research and development by others will not render the Company's potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed technologies.

      The timing of market introduction of some of the Company's potential products or of competitor's products may be an important competitive factor. Accordingly, the relative speed with which the Company can develop products, complete preclinical testing, clinical trials and regulatory approval processes and supply commercial quantities to market are expected to be important competitive factors. In addition, the Company may apply for Orphan Drug designation by the FDA for its proposed products. To the extent that a competitor of the Company develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to the Company, the Company may be precluded from marketing its product for a period of seven years. See '--Government Regulation.'

Patents, Licenses and Trade Secrets

      The Company's policy is to protect its technology by, among other things, filing patent applications for technology which it considers important to the development of its business. The Company intends to file additional patent applications, when appropriate, relating to new developments or improvements in its technology and other specific products that it develops. The Company also relies on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position.

       In connection with the Yale/OncoRx Agreement, the Company is the exclusive licensee of three issued United States patents relating to its alkylating agent prodrug technology, including patents relating to novel sulfonylhydrazine methylating agents and their use for treatment of trypanosomiasis and cancer and to novel 1-alkyl-2-acyl-1,2-disulfonylhydrazines and their use for controlling neoplastic cell growth. The Company is also the exclusive licensee of a pending United States patent application relating to 3-TC and its use for the treatment of hepatitis B virus (HBV) infection, and of a number of pending United States and foreign patent applications relating to Beta-L-FddC and Beta-L-Fd4C and their use for the treatment of HBV infection, as well as technology related to ribonucleotide reductase inhibitors.

      Competitors or potential competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of the Company. Accordingly, there can be no assurance that the patent applications licensed to the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent.

      The Company is aware that patent applications, some of which have issued as patents, have been filed by IAF Biochem International, Inc., Emory University, Glaxo Group Limited and the University of Georgia Research Foundation, that relate to 3-TC, enantiomerically enriched racemic mixtures containing 3-TC, methods of preparation, and use of 3-TC or racemic mixtures containing 3-TC as an antiviral agent. Some of these patent applications have earlier filing dates than the patent applications licensed to the Company, and thus may prevent the Company from obtaining patent protection in the applications it has licensed.

      The Company is also aware that patent applications, some of which have issued as patents, have been filed by IAF Biochem International, Inc., and The Wellcome Foundation Limited of Unicorn House that relate to the use of 3-TC for the treatment of HBV infection. Some of these patent applications have earlier filing dates than the patent applications licensed to the Company, and thus may prevent the Company from obtaining patent protection in the applications it has licensed. The Company believes that it may be able to prove that it is entitled in its licensed applications to priority of invention for claims directed to the use of 3-TC as an anti-HBV agent. However, there is a substantial risk that the Company will not prevail in proving that it is so entitled, and that others will be awarded patent protection for such claims.

      The patent applications filed by third parties that relate to 3-TC will likely prevent the Company from obtaining product claims to 3-TC in the patent applications it has licensed. Furthermore, a third party is likely to obtain claims relating to 3-TC that may dominate the use of 3-TC as an anti-HBV agent (to treat HBV infection). The holder of such dominating patent claims would have the right to exclude the Company from making, using or selling 3-TC for any use, including as an anti-HBV agent. If the Company were able to obtain a patent with claims directed to the use of 3-TC as an anti-HBV agent, it would have the right to exclude others, including the holder of a dominating patent, only from using

3-TC as an anti-HBV agent. There can be no assurance that a license to such dominating patent will be available to the Company, or, if available, that such license can be obtained on reasonable terms.

      With respect to Beta-L-FddC, the Company is aware that patent applications have been filed by Biochem Pharma, Inc. that relate to Beta-L-FddC and its use as an anti-HBV agent. These patent application(s) claim priority to a United Kingdom patent application having a filing date earlier than the filing dates of all the applications relating to Beta-L-FddC that have been licensed to the Company. In October 1996 the U.S. Patent and Trademark Office issued a patent to Yale University covering the composition of matter and method of use of Beta-L-Fd4C for treating HBV, and Yale has licensed to the Company exclusive worldwide rights to the patent including the use of Beta-L-Fd4C for the treatment of HBV and AIDS.

      Other third parties, in addition to those described above, may also have filed patent applications relating to 3-TC, Beta-L-FddC and Beta-L-Fd4C and/or their uses as anti-HBV agents.

      In connection with the Yale/MelaRx Agreement, the Company is the exclusive licensee of a number of issued United States and foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, including, such as, for sunscreening or self-tanning agents. Of the United States patents and patent applications, however, only two pending patent applications are relevant to the Company's Melasyn product(s). The Company has filed or plans to file corresponding applications relevant to the Melasyn products for patent protection in foreign countries. In addition, the Company is in the process of preparing and plans to file a patent application relating to new products and methods for diagnosing and/or treating various solid tumor cancers, including but not limited to melanoma.

      The Company or its licensors is prosecuting the patent applications licensed to the Company with the United States Patent and Trademark Office but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, nonobviousness and enablement. The United States Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims include subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may provoke an interference proceeding in the United States Patent and Trademark Office or such a proceeding may otherwise be declared by the Patent & Trademark

Office. In general, in an interference proceeding, the Patent and Trademark

Office would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate United States federal courts.

      There can be no assurance that additional patents for the Company's products will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder may license the technology to others in settlement of such litigation. The invalidation of key patents owned by or licensed to the Company or non-approval of pending patent applications could create increased competition, with potential adverse effects on the Company and its business prospects. In addition, there can be no assurance that any application of the Company's technology will not infringe patents or proprietary rights of others so that, as a result of such infringement, licenses that might be required for the Company's processes or products would be available on commercially reasonable terms, if at all.

      The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. Litigation, which could result in substantial cost to the Company, may also be necessary to enforce the Company's patent and proprietary rights and/or to determine the scope and validity of others proprietary rights. The Company may participate in interference proceedings that may in the future be declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company. There can be no assurance that the outcome of any such litigation or interference proceedings will be favorable to the Company or that the Company will be able to obtain licenses to technology that it may require or that, if obtainable, such technology can be licensed at a reasonable cost.

      The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents. Accordingly, there can be no assurance that patent applications owned or licensed by the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

      The Company also expects to rely on unpatented technology, trade secrets and information and no assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the Company can meaningfully protect its rights in such unpatented technology, trade secrets and information. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with the Company. The agreements generally provide that all inventions conceived by the individual in the course of employment or in the providing of services to the Company and all confidential information developed by, or made known to, the individual during the term of the relationship shall be the exclusive property of the Company and shall be kept confidential and not disclosed to third parties except in limited specified circumstances. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's information in the event of unauthorized use or disclosure of such confidential information.

Government Regulation

      Overview. Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's products and in its ongoing research and product development activities. All the Company's products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biologicals and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the 'FDC Act') and the Public Health Service (PHS) Act and regulations promulgated thereunder, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the manufacturing and marketing of products being developed by the Company and its ability to receive product or royalty revenues. There can be no assurance that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

      Drugs and Biologicals. Preclinical development of diagnostic and therapeutic drugs and biological products is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro (e.g., cell culture) and in vivo (e.g., animal model) testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for nonclinical studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application (IND). The IND must become effective, informed consent must be obtained from clinical subjects, and the study must be approved by an institutional review board (IRB) before human clinical trials can begin.

      Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling, the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to (1) provide enough data for statistical proof of safety and efficacy, (2) compare the experimental therapy to existing therapies, (3) uncover any unexpected safety problems, such as side-effects, and (4) generate product labeling. In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally conducted in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible that such studies will provide results traditionally obtained in Phase II trials. These trials are referred to as 'Phase I/II' trials.

      The results of the preclinical and clinical testing are submitted to the FDA either as part of a New Drug Application ('NDA') (for drugs) or a Product License Application ('PLA') (for biologics) for approval to commence commercial distribution. For a biological, the manufacturer generally must also obtain approval of an establishment license application (ELA). In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. A minimum of several years is generally required to obtain approval after submission of an NDA or PLA. There can be no assurance that approvals will be granted on a timely basis, if at all. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to assure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If products are approved for marketing, the Company will be subject to stringent post-marketing requirements, and there can be no assurance that regulatory or enforcement action will not occur, which would potentially limit the Company's ability to market its products.

      The Company also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. The Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing its products in foreign countries.

      Orphan Drug Designation. Under the Orphan Drug Act, a developer may obtain designation by the FDA of a drug or biologic as an 'orphan' drug for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the U.S. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered which could significantly affect the Orphan Drug law. In particular, hearings have been held which would establish a 'sales trigger' under which, if cumulative net sales of an Orphan Drug exceed $200 million, marketing exclusivity will be withdrawn from the sponsor of the drug and other manufacturers will be permitted to enter the market. The Company has received Orphan Drug designation for Promycin and intends to seek this designation for other products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any orphan drug designation obtained by the Company.

      Drugs for Life Threatening Illnesses. FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses. These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval. This regulatory framework also provides that if Phase I results are promising, Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing. The Company believes that its proposed anticancer products might qualify for this regulatory procedure. Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required. The FDA may also seek the Company's agreement to perform post-approval Phase IV studies.

      The FDA has announced that the accelerated approval concept is being expanded for cancer drugs. The proposed changes are designed to speed drug approvals by requiring less extensive preapproval testing in some circumstances. Specifically, the FDA has stated that it may approve these drugs based on the basis of surrogate markers. 'Partial responses,' such as a drug's effectiveness at short-term tumor shrinkage, that the FDA believes are clear indicators of therapeutic effect, would be sufficient to demonstrate efficacy for these drugs. This is in contrast to requiring the traditional 'full-endpoint' measures of improved survival or quality of life. Other provisions of the new initiatives include proactive solicitation by the FDA of expanded access filings for foreign- approved cancer agents and greater patient representation on the FDA's Oncology Drugs Advisory Committee. Although agency officials have estimated that the changes will reduce by as much as a year the normal development time for most cancer drugs, it is uncertain whether and how these initiatives will actually be implemented by FDA and whether they will have a significant impact on the approval process for cancer drugs.

      Medical Devices. Pursuant to the 1976 and 1990 Amendments to the FDC Act and the regulations promulgated thereunder, the FDA regulates the testing,

manufacture, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products may be sold in the future may impose additional regulatory requirements. Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA classified medical devices in commercial distribution into three classes, Class I, II and III. Class I devices are those devices whose safety and effectiveness can be reasonably assured through general controls, such as adequate labeling, premarket notification, and adherence to the FDA's Good Manufacturing Practice ('GMP') regulations. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can be reasonably assured through the use of special controls, such as performance standards, post-market surveillance, patient registries, and other FDA guidelines, in addition to the general controls. If determined to be a Class II medical device under the Safe Medical Services Act of 1990, certain of the Company's proposed products are potentially subject to performance standards and other special controls that the FDA has the authority to establish. Currently, no such performance standards or special controls have been established. If any such performance standards are established, obtaining initial marketing clearance for its products or maintaining continued clearance will be dependent upon the Company's ability to satisfactorily comply with such standards or controls. Class III devices are devices which generally are invasive or life sustaining, but Class III also includes devices which are not similar enough to previously marketed devices to be marketed without a higher level of regulation. Class III devices generally must receive premarket approval by the FDA to ensure their safety and effectiveness.

      If a manufacturer or distributor of medical devices can establish that a new device is 'substantially equivalent' to a legally marketed Class I or Class II medical device, or another device the FDA has determined to be substantially equivalent to a pre-1976 device, or to a Class III medical device for which the FDA has not required premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) notification. The 510(k) notification and the claim of substantial equivalence will almost certainly have to be supported by various types of data indicating that the device is as safe and effective for its intended use as a legally marketed predicate device. Clinical data is not always required for a 510(k), but can be requested by the FDA, and is becoming a more common request. If human clinical trials of a proposed device are required, and the device presents 'significant risk,' the manufacturer or distributor of the device will have to file an investigational device exemption ('IDE') application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and mechanical testing. If the IDE application is approved, human clinical trials may begin at the specific number of investigational sites including the number of patients approved by the FDA. Sponsors of clinical trials may be permitted to sell the devices distributed in the course of the study provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. No promotion or test marketing is permitted for an investigational device.

      Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until the FDA determines that the device is 'substantially equivalent' to another legally marketed device, and allows the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence.

      If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent, the manufacturer or distributor may seek premarket approval ('PMA') or reclassification of the device. A PMA application would have to be submitted and be supported by extensive data, including preclinical and clinical trial data, to demonstrate the safety and efficacy of the device, as well as manufacturing and quality control data, proposed labeling, advertising, operating directions and other information. There can be no assurance that a PMA, if submitted, would be approved by the FDA in a timely manner, or at all. Further, after a device is permitted to be marketed via a 510(k) or PMA approval, changes to the device, to components or accessories, the manufacturing process, or its labeling may require additional clearances or approvals by the FDA. Additionally, the Company would be subject to stringent post-marketing requirements and there can be no assurance that regulatory or other enforcement action would not occur, having a potential adverse impact on its ability to market its products.

Manufacturing and Marketing

      The Company has no experience in manufacturing or marketing products and has not yet commercially introduced any products. The Company does not now have resources to manufacture or market on a commercial scale any products that it may develop. To be successful, the Company's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Initially, the Company intends to manufacture products through contracts with manufacturers and believes that contract manufacturing will be readily available. In the event that the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations mandated by FDA which are applicable to such a facility.

      The Company intends to develop a sales force targeting oncology doctors and clinics to market its products. Development of a sales force is an important component of the Company's in-licensing strategy. The Company currently has no marketing or sales staff and there can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

Human Resources

      As of December 31, 1996, the Company had 29 full-time employees, including 22 scientists and technicians. The Company believes its present staffing level is adequate for its current plan of operations but it intends to hire at least two additional employees in research and development positions. The Company's employees are not covered by any collective bargaining agreement.

Item 2.  PROPERTIES

      The Company is currently leasing approximately 17,000 square feet of office and laboratory space on two floors of a building at 4 Science Park, New Haven, Connecticut. The lease is for a three-year term ending in 1999 at a rental of $180,000 per year, with a right to renew for an additional three years. The Company believes that its current space will meet the Company's requirements for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

      There is no material legal proceeding pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1996.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders of Vion
Pharmaceuticals, Inc. during the fourth quarter of fiscal year 1996.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market information for Common Stock

      The Common Stock of the Company has traded on The Nasdaq SmallCap Market(SM) under the symbol VION since April 29, 1996. From August 14, 1995 to April 26, 1996 the Common Stock traded on The Nasdaq SmallCap Market(SM) under the symbol OCRX. The following table reflects the range of high and low bid prices of the Company's Common Stock for each of the calendar quarters since the Company's initial public offering in August 1995. This information is based on closing bid prices as reported by The Nasdaq Stock Market(SM) and such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    1995                     1996
                            --------------------    ----------------------
                               High       Low          High        Low
                               ----       ---          ----        ---
          First Quarter                                4-3/4        3
          Second Quarter                               7-3/4      3-1/2
          Third Quarter         5        3-1/4         5-1/4      3-3/4
          Fourth Quarter      4-3/4      2-1/4        4-11/16     2-7/8

Recent Sales of Unregistered Securities

      In May 1996 the Company issued 1,250,000 shares of Class A Convertible Preferred Stock at $10.00 per share to accredited investors resulting in net proceeds to the Company of $11,531,052 after placement agent's commissions and other expenses. The Class A Preferred Stock is convertible at the option of the holder into 2.777777 shares of Common Stock of the Company. In connection with the foregoing transaction, the Company also issued to the placement agent warrants to purchase an aggregate of 546,875 shares of Common Stock of the Company. The sale of the Class A Preferred Stock and placement agent's warrants were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of these securities was without the use of an underwriter.

Holders

      At February 11, 1997 there were approximately 242 holders of record of common stock.

Dividends

      The Company has paid no cash dividends and does not expect to pay cash dividends in the foreseeable future. The certificate of designations for the Company's Class A Convertible Preferred Stock ('Class A Preferred Stock') precludes the Company from paying cash dividends on the Common Stock so long as shares of Class A Preferred Stock are outstanding, without the consent of holders of a majority of the Class A Preferred Stock. The holders of the outstanding Class A Preferred Stock are entitled to receive semi-annual dividends, on a cumulative basis, equal to five percent (5%) (on a per annum basis) of the Class A Preferred Stock held by such holder, payable, in arrears, in additional shares of Class A Preferred Stock. If and when the Company declares any dividend or distribution on the Common Stock (other than a stock dividend), the Company is required to declare a like dividend or distribution on the number of shares of

Common Stock into which shares of Class A Preferred Stock is then convertible. The Company currently intends to retain any future earnings to finance the growth and development of its business.

Item 6. PLAN OF OPERATIONS

General

      The Company is a development stage biopharmaceutical company. Its activities to date have consisted primarily of research and development sponsored by it pursuant to two separate license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing its facilities and raising equity and debt financing. The Company has not generated significant revenues and has incurred substantial operating losses from its activities.

      The Company intends to use a substantial portion of the net proceeds of its May, 1996 private financing to fund its plan of operations, which includes the following elements through December 1997:

o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.

o Develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for continued research and development expenses. In addition, the Company expects to purchase or lease laboratory and office equipment worth approximately $233,000. During the next six months, the Company plans to hire at least two additional employees in research and development positions.

o Seek to acquire, generally through in-licensing, oncology-related products that can be marketed without significant additional development activities.

o Conduct Phase III clinical studies in the U.S. and Europe of Promycin for treatment of cancer of the head and neck.

      The Company currently estimates that the net proceeds of its private placement in May, 1996 and its existing cash and equivalents will be sufficient to fund its planned operations through October, 1997. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements.

Item 7. FINANCIAL STATEMENTS

      This information appears in a separate section of this report following
Part III.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


      On November 27, 1995 OncoRx, Inc. (now Vion Pharmaceuticals, Inc.), with the approval and recommendation of its Board of Directors, announced that it had determined, effective immediately, to replace its current independent accountants, Richard A. Eisner & Company, LLP ("RAE"), with Ernst & Young, LLP ("E&Y"). The opinion of RAE with regard to the financial statements of OncoRx, Inc. for the period from May 1, 1994 to December 31, 1994 and of MelaRx Pharmaceuticals, Inc. for the two years ended December 31, 1994 contained no adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements between the Company and RAE on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to RAE's satisfaction, would have caused it to make reference to the subject matter of any disagreement in connection with its report.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Incorporated herein by reference from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

Item 10. EXECUTIVE COMPENSATION

      Incorporated herein by reference from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference from the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1997.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    EXHIBIT
    NUMBER    DESCRIPTION
    -------   -----------
       2.1 -- Agreement and Plan of Merger among MelaRx Pharmaceuticals,
              Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April
              19, 1995(1)
       2.2 -- Certificate of Merger, dated April 20, 1995(1)
       3.1 -- Restated Certificate of Incorporation of the Registrant, as
              amended(2)
       3.2 -- By-laws of the Registrant(1)
       4.1 -- Form of Bridge Note(1)
       4.2 -- Form of Warrant Agreement for Warrants issued in connection with the bridge financing(1)
       4.3 -- Form of Underwriter's Unit Purchase Option(1)
       4.4 -- Form of Placement Agent's Warrant(1)
       4.5 -- Form of Warrant Agreement for Class A and Class B Warrants(1)
      10.1 -- License Agreement between Yale University and Old OncoRx, dated as of August 31, 1994(1)
      10.2 -- Letter Agreement between Yale University and Old OncoRx dated
              August 19, 1994(1)
      10.3 -- Extension Agreement between Yale University and MelaRx
              Pharmaceuticals, Inc., dated as of July 1, 1992(1)
      10.4 -- Form of License Agreement between Yale University and MelaRx
              Pharmaceuticals, Inc.(1)
      10.5 -- Letter Agreement between Yale University and MelaRx

              Pharmaceuticals, Inc., dated as of February 2, 1995(1)
      10.6 -- Research Agreement between The Regents of the University of California and MicroFab Biosystems, Inc., dated as of July 25, 1994(1)
      10.7 -- Option Agreement between The Regents of the University of California and MicroFab

              Biosystems, Inc. dated as of July 25, 1994(1)
      10.8 -- Consulting Agreement between Mauro Ferrari and MicroFab
              Biosystems, Inc., dated as of July 25, 1994(1)
      10.9 -- Option Agreement between MelaRx Diagnostics Inc. and Response Biomedical Corp., dated as of March 30, 1995(1)
     10.10 -- Distribution Agreement between MelaRx Diagnostics Inc. and Response Biomedical Corp., dated April 4, 1995(1)
     10.11 -- Employment Agreement between the Registrant and John A. Spears, dated as of January 16, 1995(1)
     10.12 -- 1995 Stock Option Plan of Old OncoRx(1)
     10.13 -- Stock Option Agreement between Old OncoRx and John A. Spears, dated February 2, 1995(1)
     10.14 -- Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas Mizelle, dated as of July 29, 1994(1)
     10.15 -- Marketing Services Agreement between MelaRx Pharmaceuticals,
              Inc. and Creative Polymers, Inc. dated as of March 21, 1994(1)
     10.16 -- 1993 Stock Option Plan of the Registrant(3)
     10.17 -- Lease Agreement between Science Park Development Corporation and MelaRx Pharmaceuticals, Inc., dated as of May 5, 1993 (Annual)(1)
     10.18 -- Lease Agreement between Science Park Development Corporation and MelaRx Pharmaceuticals, Inc. dated as of May 5, 1993 (Month-to-Month)(1)
     10.19 -- Letter Agreement between Old OncoRx and Sinton Pharmaceuticals U.S., Inc. dated March 30, 1995(1)
     10.20 -- Option Agreement between the Registrant and PMP, Inc., dated April 27, 1995(1)
     10.21 -- Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995(1)
     10.22 -- Consulting and Finder's Agreement between MelaRx
              Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995(1)
     10.23 -- Form of Indemnification Agreement(1)
     10.24 -- Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995(1)
     10.25 -- Amendment, dated July 19, 1995, to Amended and Restated Stock Option Plan of Registrant (1)
     10.26 -- Lease between Science Park Development Corporation and OncoRx, Inc. dated August 10, 1995(4)
     10.27 -- Master Lease Agreement between Citicorp Leasing, Inc. and
              OncoRx, Inc. dated September 27, 1995(4)
     10.28 -- Sale and Leaseback Agreement and Master Equipment Lease
              Agreement between FINOVA Technology Finance, Inc. and Vion

              Pharmaceuticals, Inc. dated as of October 17, 1996
      21.1 -- Subsidiaries of the Registrant
      23.1 -- Consent of Ernst & Young L.L.P.
      27.1 -- Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(2) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-7483) effective September 6, 1996.

(3) Incorporated by reference to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (File No. 33-98738), effective October 22, 1996.

(4) Incorporated by reference to the Quarterly Report on form 10-QSB for the quarter ended September 30, 1995.

(b) Reports on Form 8-K. No reports on form 8-K were filed by the Company during the fourth quarter of 1996.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Audited Consolidated Financial Statements

                     Years ended December 31, 1996 and 1995

                                    Contents

Report of Independent Auditors...............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheet...................................................F-2
Consolidated Statements of Operations........................................F-3
Consolidated Statements of Changes in Shareholders' Equity...................F-4
Consolidated Statements of Cash Flows........................................F-5
Notes to Consolidated Financial Statements...................................F-6

                         Report of Independent Auditors


The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.


We have audited the accompanying consolidated balance sheet of Vion Pharmaceuticals, Inc. as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31,1996 and 1995, and the period May 1, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vion Pharmaceuticals, Inc. at December 31, 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and the period from May 1, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming Vion Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, the Company has no significant revenues since commencement of operations and has incurred recurring operating losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of this uncertainty.


                                             ERNST & YOUNG LLP


Hartford, Connecticut
February 12, 1997

Consolidated Balance Sheet

Vion Pharmaceuticals, Inc.,  1996 AnnuAl Report
(A Development Stage Enterprise)

                                                             -----------------
                                                                December 31,
                                                                    1996
------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                    $   3,788,369
   Short-term  investments                                          4,628,446
   Other current assets                                               106,635
                                                             -----------------
     Total current assets                                           8,523,450
   Property and equipment, net                                        712,806
   Security deposits                                                   41,301
   Research contract prepayments                                      603,208
                                                             -----------------
     Total assets                                               $   9,880,765
                                                             =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Obligation under capital lease - current                     $      91,476
   Accounts payable and accrued expenses                              494,127
                                                             -----------------
     Total current liabilities                                        585,603
Obligation under capital lease - long term                            223,190
                                                             -----------------
     Total Liabilities                                                808,793
                                                             -----------------

Shareholders' equity:
   Convertible preferred stock, $0.01 par value, authorized:
     5,000,000 shares; issued and outstanding: 1,107,028
     shares                                                            11,070
   Common stock, $0.01 par value, authorized: 35,000,000
     shares; issued and outstanding: 8,017,961                         80,178
   Additional paid-in capital                                      26,721,888
   Deferred compensation                                             (106,760)
   Accumulated deficit                                            (17,634,404)
                                                             -----------------
                                                                    9,071,972
                                                             -----------------
   Total liabilities and shareholders' equity                    $  9,880,765
                                                             =================

   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations

Vion Pharmaceuticals, Inc.,  1996 Annual Report
(A Development Stage Enterprise)

                                                                For The Period
                                                                From May 1, 1994
                                                                (Inception)
                                                                through
                                       Year ended December 31,  December 31,
                                      -----------------------------------------
                                         1995          1996           1996
-------------------------------------------------------------------------------
Revenues:
   Contract research grants           $         0   $    51,779   $     51,779
                                      -----------------------------------------
Operating expenses:
   Research and development             2,710,783     5,975,089      9,108,289
   General and administrative           2,031,790     2,113,077      4,198,396

   Purchased research and development   4,481,405             0      4,481,405
   Amortization of finance charges        345,439             0        345,439

Interest income                           (84,044)     (437,993)      (522,037)
Interest expense                           45,162        10,285         55,447
                                      -----------------------------------------
   Net loss                           ($9,530,535)  ($7,608,679)  ($17,615,160)
                                      =========================================

Net loss per share                         ($1.59)       ($0.96)
                                      -----------------------------------------
Weighted average common stock and
   common stock equivalents
   outstanding                          6,007,154     7,932,203
                                      -----------------------------------------

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Shareholders' Equity

Vion Pharmaceuticals, Inc., 1996 Annual Report
(A Development Stage Enterprise)

                                                 Convertible
                                               Preferred Stock         Common Stock
                                           ----------------------  -------------------    Additional       Deferred
                                             Shares      Amount     Shares     Amount   Paid-in Capital  Compensation
                                           ---------------------------------------------------------------------------
Common stock issued for cash - July 1994            0   $      0   2,693,244   $26,932    $        0      $       0
Common stock issued for services -
      August 1994                                                    159,304     1,593
Net loss
                                           ---------------------------------------------------------------------------

Balance - December 31, 1994                         0          0   2,852,548    28,525             0              0

Stock options issued for compensation -
      February 1995                                                                          540,000

Reverse acquisition of MelaRx
     Pharmaceuticals, Inc. - April 1995                            2,000,000    20,000     4,300,000

Shares repurchased pursuant to
     employment agreements - April 1995                             (274,859)   (2,749)

Private placement of common stock -
      April 1995                                                      76,349       763       205,237

Warrants issued with bridge notes -
      April 1995                                                                             200,000

Initial public offering of units of one
     common share, one A warrant and one B
     warrant at $4.00 per unit - August
    1995 and September 1995                                        2,875,000    28,750     9,667,460

Issuance of common stock                                               1,250        13           488

Receipts from sale of unit purchase option                                                       250

Net loss
                                           ---------------------------------------------------------------------------

Balance at December 31, 1995                        0          0   7,530,288    75,302    14,913,435              0

Issuance of convertible preferred stocks    1,250,000     12,500                          11,518,552

Conversion of convertible preferred          (164,970)    (1,650)    458,255     4,582        (2,932)


Issuance of common stock                                              29,418       294       102,426

Convertible preferred stock, class A
     preferred dividend                        21,998        220

Deferred compensation associated with
     stock options grants                                                                    190,407       (190,407)

Amortization of deferred compensation                                                                        83,647

Net loss
                                           ---------------------------------------------------------------------------

Balance at December 31, 1996                1,107,028    $11,070   8,017,961   $80,178   $26,721,888      ($106,760)
                                           ===========================================================================

                                                                     Total
                                                   Accumulated   Stockholders'
                                                     Deficit        Equity
                                                -----------------------------
Common stock issued for cash - July 1994            ($19,877)       $7,055
Common stock issued for services -
      August 1994                                     (1,176)          417
Net loss                                            (475,946)     (475,946)
                                                -----------------------------

Balance - December 31, 1994                         (496,999)     (468,474)

Stock options issued for compensation -
      February 1995                                                540,000

Reverse acquisition of MelaRx
     Pharmaceuticals, Inc. - April 1995                          4,320,000

Shares repurchased pursuant to
     employment agreements - April 1995                2,029          (720)

Private placement of common stock -
      April 1995                                                   206,000

Warrants issued with bridge notes -
      April 1995                                                   200,000

Initial public offering of units of one
     common share, one A warrant and one B
     warrant at $4.00 per unit - August
    1995 and September 1995                                      9,696,210

Issuance of common stock                                               501

Receipts from sale of unit purchase option                             250


Net loss                                          (9,530,535)   (9,530,535)
                                                -----------------------------

Balance at December 31, 1995                     (10,025,505)    4,963,232

Issuance of convertible preferred stocks                        11,531,052

Conversion of convertible preferred                                      0

Issuance of common stock                                           102,720

Convertible preferred stock, class A
     preferred dividend                                 (220)            0

Deferred compensation associated with
     stock options grants                                                0

Amortization of deferred compensation                               83,647

Net loss                                          (7,608,679)   (7,608,679)
                                                -----------------------------

Balance at December 31, 1996                    ($17,634,404)   $9,071,972
                                                =============================

   The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Vion Pharmaceuticals, Inc.,  1996 Annual Report
(A Development Stage Enterprise)

                                                                               For the period
                                                                               from May 1,
                                                                               1994
                                                                               (inception)
                                                                               through
                                                    Year ended December 31,    December 31,
                                              ----------------------------------------------
                                                     1995           1996           1996
                                              ----------------------------------------------
Cash flows from operating activities:
   Net loss                                     $ (9,530,535)  $ (7,608,679)   $(17,615,160)
   Adjustments to reconcile net loss to
   cash flows used in operating activities
     Purchased research and development            4,481,405              0       4,481,405
     Amortization of financing costs                 345,439              0         345,439
     Depreciation and amortization                    25,316        125,838         151,460
     (Increase) in other current assets              (17,839)       (87,810)       (105,649)
     (Increase) in other assets                     (465,888)      (176,906)       (642,794)
     Increase in accounts payable and
        accrued expense                              147,931        185,054         459,595
     Stock issued for services                             0              0             417
     Stock options issued for compensation           540,000         83,647         623,647
                                              ----------------------------------------------
        Net cash (used in) operating
          activities                              (4,474,171)    (7,478,856)    (12,301,640)
                                              ----------------------------------------------

Cash flows used for investing
  activities:
     Purchase of marketable securities            (2,291,108)   (11,796,338)    (14,087,446)
     Maturities of marketable securities                   0      9,459,000       9,459,000
     Acquisition of fixed assets                    (247,353)      (262,907)       (513,322)
     Cash portion of MelaRx acquisition                4,061              0           4,061
                                              ----------------------------------------------
        Net cash used in investing
          activities                              (2,534,400)    (2,600,245)     (5,137,707)
                                              ----------------------------------------------

Cash flows provided by financing
  activities:
     Initial public offering                       9,696,210              0       9,696,210
     Net proceeds from issuance of                   206,501          2,720         316,276
       common stock

     Net proceeds from issuance of

       preferred stock                                     0     11,531,052      11,531,052
     Repurchase of common stock                         (720)             0            (720)
     Net proceeds from bridge financing            1,704,269              0       1,704,269
     Repayments of bridge financing               (2,000,000)             0      (2,000,000)
     Advances from stockholders                            0              0         250,000
     Repayments to stockholders                     (250,000)             0        (250,000)
     Receipts from sale of unit
       purchase option                                   250              0             250
     Repayment of equipment capital
       lease                                          (2,386)       (17,235)        (19,621)
                                              ----------------------------------------------
        Net cash provided by financing
          activities                               9,354,124     11,516,537      21,227,716
                                              ----------------------------------------------

Net increase in cash                               2,345,553      1,437,436       3,788,369
Cash and cash equivalents at beginning
of year                                                5,380      2,350,933               0
                                              ----------------------------------------------
Cash and cash equivalents at end of year          $2,350,933     $3,788,369      $3,788,369
                                              ==============================================


Supplemental schedule of noncash investing and financing activities:

o Capital lease obligations of $94,422 and $239,866 were incurred for the years ended December 31, 1995 and December 31, 1996, respectively, when the Company entered into leases for laboratory and office equipment.

o An investor of the Company did not exercise the option to require the Company to repurchase shares of preferred stock for $100,000, and the investor received 23,859 shares of common stock during 1996, which had been converted from previously held preferred stock.

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                          Notes to Financial Statements

1. The Company

Vion Pharmaceuticals, Inc., formerly OncoRx, Inc., (the "Company") was incorporated in May 1993 and began operations on May 1, 1994. The Company is in the development stage and is principally devoted to the research and development of therapeutic products for the treatment of cancer and cancer related disorders.

In April 1995, the Company merged into OncoRx Research Corp. a previously unaffiliated company ("Research"). The stockholders of the Company were issued shares of common and preferred stock of MelaRx Pharmaceuticals Inc. ("MelaRx"), the 100% owner of Research, in exchange for all of the outstanding shares of the Company (see Note 2). In August 1995, the Company completed an initial public offering ("IPO") (see Note 6) resulting in net proceeds to the Company of approximately $9,696,000.

The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash, cash equivalents and short term investments are not sufficient to allow it to continue operations through the 1997 calendar year. The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing required to continue operations beyond the year end. The Company has entered into discussions with several major pharmaceutical companies concerning such a strategic alliance, but there can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company is also seeking to raise funds through additional means, including (1) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; (2) equipment lease financing; and (3) private placements of its securities. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

2. Acquisition

On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx, which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value).

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

2. Acquisition (continued)

The following unaudited pro forma data presents information as if the acquisition had occurred at the beginning of fiscal year 1995. The pro forma information is provided for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred if the transaction had been in effect on the date indicated nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                     -------------------------
                                                             Unaudited
                                                      Year ended December 31,
                                                                1995
------------------------------------------------------------------------------
Cost and expenses:
   Research and development expenses                         $      2,913,325
   General and administrative expenses                              1,932,502
                                                     -------------------------
Total operating expenses                                            4,845,827

Loss before non-recurring charges (1)                        $     (4,804,038)
Loss  before  non-recurring  charges per
   share (1)                                                 $          (0.80)
                                                     -------------------------
Weighted average shares                                             6,007,154
                                                     -------------------------


(1) Loss before non-recurring charges does not reflect the purchased research and development charge of $4,481,405 and a non-recurring charge of $345,439 relating to the bridge financing.


3. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Fair Value and Concentration of Credit Risks

The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at cost, which approximates fair value, because of their short-term nature.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Short-term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt securities, which typically mature in one year or less, are classified as available for sale and are carried at fair value. The aggregate fair value of the debt securities at December 31, 1996 was $4,628,446.

Property and Equipment

Property and equipment is stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets (three to seven years).

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Defined Contribution Plan

The Company sponsors a defined contribution plan (the "Plan") that covers all employees who meet the eligibility conditions of the Plan, as defined. Employee contributions to the Plan are voluntary and are based on eligible compensation, as defined. In accordance with the terms of the Plan, no Company contributions are made to the Plan.

Small Business Innovation Research Grant

On September 27, 1996 the Company was awarded a Small Business Innovation Research ("SBIR") grant for the Inhibitors of Ribonucleotide Reductase program. The award was for reimbursable direct costs of up to $100,000. The SBIR grant expires on March 30, 1997. As of December 31, 1996 the Company recognized $51,779 of revenue from the SBIR grant for reimbursement of expenses incurred for the four months ended December 31, 1996.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Per Share Data

Net loss per share of common stock is computed using the weighted average number of common stock and dilutive common stock equivalent shares outstanding. The weighted average number of common stock and dilutive common stock equivalent shares was 7,932,203 and 6,007,154 for the years ended December 31, 1996

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

and December 31, 1995, respectively. For purposes of computing net loss per share, options and warrants granted by the Company during the 12 months preceding the IPO have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented using the Treasury Stock method and the IPO price of $4.00. Fully diluted earnings per share did not differ significantly from primary earnings per share in any period.

4. Property and Equipment

The following is a summary of property and equipment as of December 31:

                                                    1996
--------------------------------------------------------------

Office equipment                             $        154,989
Furniture and fixtures                                 84,547
Laboratory equipment                                  174,392
Leasehold improvements                                116,050
Leased equipment under capital lease                  334,288
                                              ----------------
                                                      864,266
Less accumulated depreciation                        (151,460)
                                              ----------------
Net property and equipment                           $712,806
                                              ----------------


5. Research and License Agreements

Yale/MelaRx Agreement

Pursuant to a license agreement between the Company and Yale University ("Yale"), as amended and restated as of August 1, 1992, the Company has obtained rights to a synthetic form of melanin which the Company has named Melasyn. The Company has entered into an agreement with Creative Polymers pursuant to which Creative Polymers has agreed to be the exclusive selling agent for Melasyn and will be entitled to 20% of the net sales of Melasyn.

The Company has an option to obtain an exclusive license for any inventions that result from research projects relating to synthetic melanin by Yale funded by the Company. The Company has agreed to reimburse Yale for its costs in connection with the research projects in an amount currently equal to $856,211 per year (subject to increase by up to 5% per year). The agreement is for a term ending June 30, 1998, subject to earlier termination as defined.

The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, the Company has agreed to pay Yale a $100,000 fee not later than June 15, 1997, plus milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

5. Research and License Agreements (continued)

Yale/OncoRx Agreement


Pursuant to a license agreement (the "Agreement") dated August 31, 1994, as amended November 15, 1995, Yale granted the Company an exclusive, nontransferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to nonpatented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

Yale Subscription Assignment and Assumption Agreement

On June 4, 1992, the Company entered into a Subscription, Assignment and Assumption Agreement (the "SAAA") with Yale. Pursuant to the agreement as amended and extended, the Company is to provide funding for certain research in the field of dermatology by Yale. The agreement expires in June 1998 and provides for quarterly payments to Yale in accordance with agreed upon annual budgets. The payments are recorded as expense when incurred. The Company was granted exclusive licenses to inventions in countries where patents are effective and nonexclusive licenses elsewhere expiring over the lives of the patents and 20 years, respectively. The Company is obligated to pay royalties on sales of licensed products.

Berkeley Agreement

In July 1994, the Company entered into a research agreement with The Regents of the University of California on behalf of the Berkeley Campus ("Berkeley"). The agreement as amended expired on June 30, 1996 and provided for the Company to fund research costs aggregating $1,208,236 through June 1996. The Company has agreed to an extension which continues through February 28, 1997 at a total level of funding of $250,000. Approximately $275,000, $433,000 and $650,000 of research costs have been expensed by the Company for the years ended December 31, 1994, December 31, 1995, and December 31, 1996, respectively.

The Company also entered into an agreement with Berkeley providing for an option to obtain licenses for certain inventions resulting from the research. The Company has paid fees of $60,000 under the terms of the option agreement, which expired July 25, 1996, but was extended through February 28, 1997 at no additional cost to the Company.

6. Shareholders' Equity

On April 20, 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (see Note 2). Shortly prior to the consummation of the Merger, the Company issued 76,349 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

On August 17, 1995, the Company completed an IPO of 2,500,000 units, consisting of an aggregate of 2,500,000 shares of common stock, 2,500,000 redeemable Class A warrants and 2,500,000 redeemable Class B warrants at a price of $4.00 per unit. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Warrant at the exercise price listed below, subject to adjustment. Each Class B Warrant entitles the holder to purchase one share of common stock at the exercise price listed below, subject to adjustment.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

6. Shareholders' Equity (continued)

These warrants are exercisable through August 17, 2000. In addition, in conjunction with the offering, the underwriter was granted an option to purchase from the Company at the public offering price, less underwriting discounts, up to 375,000 additional units for the purpose of covering over allotments, if any. On September 6, 1995, the Company issued such units to the underwriter.

The net proceeds to the Company of the IPO were approximately $9,696,000 before repayment of the bridge financing noted below.

In conjunction with the Company's IPO, the Company granted the underwriter an option, exercisable over a period of three years commencing two years from the date of the offering, to purchase up to 250,000 units at $5.20 per unit, subject to adjustment.

Bridge Financing

In April 1995, the Company issued $2,000,000 in 10% promissory notes and warrants to purchase 1,000,000 shares of common stock at $3.00 per share for net proceeds of $1,704,000. The promissory notes were recorded net of a discount of $200,000, attributable to the fair value of the bridge warrants. The notes were paid at the closing of the IPO of the Company's securities described above and the warrants, which are exercisable over four years, were converted into Class A warrants at that time.

Private Placement of Class A Convertible Preferred Stock

On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A convertible preferred stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A preferred stock is initially convertible into 2.777777 shares of the Company's common stock. In connection with the foregoing transaction, the Company also issued to the placement agent warrants to purchase an aggregate of 546,875 shares of the Company's common stock. The shares of Class A preferred stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A preferred stock, and a 15% one time dividend if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock price falls below the conversion price of the Class A preferred stock. The issuance of the Class A preferred stock at closing also triggered certain adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

Antidilution Adjustment

As a result of the sale on May 22, 1996 of 1,250,000 shares of Class A Convertible Preferred Stock, and pursuant the Warrant Agreement governing the rights of the Class A Warrants and the Class B Warrants, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

7. Employee Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan") of MelaRx. The Option Plan provides for the granting of incentive stock options or non-qualified stock options to employees, officers, directors, and consultants of the Company, to purchase up to an aggregate of 534,750 shares of common stock. Options to purchase 134,750 shares of common stock had previously been granted by MelaRx under the Option Plan. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options granted under the Option plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant. No option may be granted under the Option Plan after April 14, 2003.

On January 31, 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000. The amendment to the plan was adopted by the stockholders at the Company's annual meeting on April 18, 1996. Through December 31, 1995 and 1996, options to purchase an aggregate of 532,750 and 896,750 shares, respectively had been granted under the plan. The Company recognized $83,647 of compensation expense in 1996 for options granted under the plan which was a result of stock options granted to non-employees and the issuance of certain stock options subject to approval by the board of directors of the Company resulting in compensation expense of $51,907 and $31,740, respectively.

The provisions of the Option Plan provided for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company elected subsequent to the public offering will be granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Further, commencing on the day immediately following the date of the annual meeting of stockholders during the Company's fiscal year ending December 31, 1996, each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, will be granted a Director Option to purchase 5,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options will expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

7. Employee Stock Option Plan (continued)

In addition, options to purchase an aggregate of 418,812 shares have been granted outside the Option Plan at December 31, 1995. Of such options, 286,312 were granted to an officer of the Company in 1995 resulting in the recognition of $540,000 of compensation expense.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options granted under the Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.23% and 6.28%; volatility factors of the expected market price of the Company's common stock of .519 and .563; and a weighted-average expected life of the option of 7 years. The Company has assumed no dividend yield in 1995 and 1996 because it did not pay cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

The fair value for those options granted outside the Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995: risk-free interest rate of 5.89%; dividend yield of 0.0%; volatility factor of the expected market price of the Company's common stock of .519; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                       1995              1996
-------------------------------------------------------------------
Pro forma net loss                $  (9,555,886)   $   (7,824,863)
Pro forma loss
per share:                               ($1.59)           ($0.99)
                               ------------------------------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

7. Employee Stock Option Plan (continued)

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 follows:


                                        1995                             1996
                         ------------------------------------------------------------------
                             Options      Weighted-average     Options    Weighted-average
                              (000)        exercise price       (000)      exercise price
-------------------------------------------------------------------------------------------
Outstanding - beginning
   of year                     129           $   3.48            533           $ 3.86
Granted                        404               3.98            364             4.06
Exercised                       --                                --
Forfeited                       --                               (12)            4.25
                         ------------------------------------------------------------------
Outstanding - end  of
year                           533           $   3.86            885           $ 3.93
                         ------------------------------------------------------------------
Exercisable  at  end  of
year                            79           $   3.39            221           $ 3.71
                         ------------------------------------------------------------------
Weighted-average fair
value of options granted
   during the year           $2.43                             $2.60
                         ------------------------------------------------------------------

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 1996 follows:

------------------------------------------------------------------------------------------------------
                              Weighted-average                   Weighted-average     Weight-average
                               exercise price                     exercise price        remaining
                Number of           of             Number of            of             contractual
               outstanding       options            options          options             life of
Range            shares        outstanding        exercisable      exercisable     options outstanding
                  (000)                              (000)
------------------------------------------------------------------------------------------------------
$3.625-$5.00       836            $4.12               177             $4.47            8.54 years
       $2.40         6             2.40                 6              2.40            3.67 years
        $.40        43              .40                38               .40            3.67 years
------------------------------------------------------------------------------------------------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)


                    Notes to Financial Statements (continued)

7. Employee Stock Option Plan (continued)

A summary of the Company's stock option activity outside the Option Plan, and related information for the years ended December 31 follows:

                                        1995                             1996
                         ------------------------------------------------------------------
                             Options      Weighted-average     Options    Weighted-average
                              (000)        exercise price       (000)      exercise price
-------------------------------------------------------------------------------------------
Outstanding - beginning
   of year                     127            $  .71             404            $ .21
Granted                        292               .22              --
Exercised                       (1)              .40              (6)             .40
Forfeited                      (14)             5.00              --

                         ------------------------------------------------------------------

Outstanding   -  end  of       404             $ .21             398             $.21
year
                         ------------------------------------------------------------------

Exercisable  at  end  of       395              $.21             398             $.21
year
                         ------------------------------------------------------------------

Weighted-average fair
   value of options
   granted during the year    $1.90
                         ------------------------------------------------------------------

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable outside the Option Plan as of December 31, 1996 follows:

------------------------------------------------------------------------------------------------------
                              Weighted-average                   Weighted-average     Weight-average
                               exercise price                     exercise price        remaining
                Number of           of             Number of            of             contractual
               outstanding       options            options          options             life of
Range            shares        outstanding        exercisable      exercisable     options outstanding
                  (000)                              (000)
------------------------------------------------------------------------------------------------------


      $ 5.00        .5            $5.00                .3             $5.00            3.67 years
      $  .40       112              .40               112               .40            3.67 years
      $  .13       286              .13               286               .13            2.08 years
------------------------------------------------------------------------------------------------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

8. Income Taxes

At December 31, 1996, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $3,487,000 and a general business credit of $231,000 expiring in 2010 through 2012. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 2. The ability of the Company to realize a future tax benefit from a portion of its net operating carryforwards is severely limited due to changes in ownership of the Company. The Company has provided a full valuation reserve against its deferred tax assets. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 December 31
                                                     1996
---------------------------------------------------------------
Deferred tax assets:
   Operating loss carryforwards                 $    1,439,400
   Research and development costs                    3,741,600
   General business tax credit                         231,000
                                              -----------------
Total deferred tax assets                            5,412,000
Valuation allowance for deferred tax assets         (5,412,000)
                                              -----------------
Net deferred tax assets                                      0
                                              -----------------
Total net deferred tax assets (liabilities)     $            0
                                              =================

9. Commitments and Contingencies


The Company is the lessee of equipment under capital leases expiring in 2000. Effective February 1, 1996, the Company entered into a noncancelable operating lease for its facility expiring in 1999. Effective April 1, 1996, the Company entered into noncancelable operating leases for laboratory and office equipment expiring in 1999. The future minimum lease payments under the capital and operating leases as of December 31, 1996 are as follows:

                                           ---------------------------
                                             Capital      Operating
                                              lease         lease
----------------------------------------------------------------------
Year ending December 31:
   1997                                     $ 114,960      $195,199
   1998                                       114,960       195,199
   1999                                       112,717        26,554
   2000                                        20,520          --
   2001                                          --            --
   Thereafter                                    --            --
                                           ---------------------------
Total minimum lease payments                  363,157       416,952
                                                            =======
Less amount representing interest              48,491
                                           ---------------------------
Present value of minimum lease payments     $ 314,666
                                           =============--------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Entity)

                    Notes to Financial Statements (continued)

9. Commitments and Contingencies (continued)

The cost of assets under capital leases amounted to $334,288 at December 31, 1996. Accumulated amortization relating to the leased equipment amounted to $25,413 at December 31, 1996. Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $20,692, $4,721, and $25,413 for the year ended December 31, 1996, the year ended December 31, 1995, and the period from May 1, 1994 (commencement of operations) through December 31, 1996, respectively.

Rent expense amounted to $181,093, $37,765 and $218,858 for the year ended December 31, 1996, the year ended December 31, 1995, and the period from May 1, 1994 (commencement of operations) through December 31, 1996, respectively.

On December 20, 1996 the Company entered into a sale and leaseback agreement with FINOVA Technology Finance, Inc. ("FINOVA") The cost of assets under the capital lease is $207,328 which is being depreciated over the lease term of 3 years.


Under the terms of an employment agreement, the Company is obligated to pay the chief executive officer of the Company an annual salary of $180,000, increased annually by an amount no less than an annual cost-of-living adjustment, through January 1998. The Company has the right, at any time after January 1996, to terminate the employment agreement without cause upon ten days notice to the chief executive officer and upon payment by the Company to the chief executive officer, in a single lump sum on the termination date, an amount equal to one year's base salary.

A former director of the Company is a party to a Consulting and Finder's Agreement ("Agreement") with the Company. This Agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (see Note 5), until the cumulative total of such fees equal $3,000,000. Such fee continues to be payable not withstanding the director's death or incapacity until the $3,000,000 has been paid.

The Company has various commitments relating to its research agreements (see
Note 5).

10. Related Party Transactions

A director of the Company is a principal of a management consulting firm that has rendered various consulting services for the Company. The Company paid the firm $80,000 and $120,000 for services rendered for the years ended December 31, 1995 and 1996, respectively

The Company and one of its directors, who is affiliated with Yale University, entered into a five year consulting agreement on September 29, 1995 which is renewable for one additional year, providing for various advisory services. Under the agreement, the director will receive an annual fee of $48,000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 1997                             Vion Pharmaceuticals, Inc.


                                    By:      /S/ THOMAS E. KLEIN
                                             ---------------------------
                                                  Thomas E. Klein
                                             Vice President, Finance and
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                            Date


/S/ WILLIAM R. MILLER        Chairman of the Board            February 21, 1997
---------------------------
William R. Miller


/S/ JOHN A. SPEARS           Director, President and          February 21, 1997
---------------------------  Chief Executive Officer
John A. Spears               (Principal Executive Officer)


/S/ THOMAS E. KLEIN          Vice President--Finance and      February 21, 1997
---------------------------  Chief Financial Officer
Thomas E. Klein              (Principal Financial and
                             Accounting Officer)


/S/ MICHEL C. BERGERAC       Director                         February 21, 1997
---------------------------
Michel C. Bergerac


/S/ FRANK T. CARY            Director                         February 21, 1997
---------------------------
Frank T. Cary



/S/ A. E. COHEN              Director                         February 21, 1997
---------------------------
A. E. Cohen

Signature                     Title                          Date


/S/ JAMES FERGUSON            Director                       February 21, 1997
--------------------------
James Ferguson



/S/ MICHAEL C. KENT           Director                       February 21, 1997
--------------------------
  Michael C. Kent



/S/ ALAN C. SARTORELLI        Director                       February 21, 1997
--------------------------
Alan C. Sartorelli



/S/ E. DONALD SHAPIRO         Director                       February 21, 1997
--------------------------
    E. Donald Shapiro



/S/ WALTER WRISTON            Director                       February 21, 1997
--------------------------
Walter Wriston