Form 10QSB
period 1997-03-31
VION PHARMACEUTICALS INC
filed 1997-05-15
CIK 944522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended March 31, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from __________ to ________

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

        __________________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No ____

     The number of shares outstanding of the issuer's sole class of common equity, as of March 31, 1997 is: 8,438,203 shares of common stock, $.01 par value.

     Transitional Small Business Disclosure Format (check one):

Yes ____   No  X

Part 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                   March 31,
                                                                                     1997         December 31,
                                                                                  (Unaudited)         1996
                                                                                 ------------     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                   $  2,631,726     $  3,788,369
     Short-term investments                                                         4,045,056        4,628,446
     Other current assets                                                             132,651          106,635
                                                                                 ------------     ------------
        Total current assets                                                        6,809,433        8,523,450
     Property and equipment, net                                                      790,993          712,806
     Security deposits                                                                 34,894           41,301
     Research contract prepayment                                                     416,945          603,208
                                                                                 ------------     ------------
        Total assets                                                             $  8,052,265     $  9,880,765
                                                                                 ------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                         125,845           91,476
     Accounts payable and accrued expenses                                            453,124          494,127
                                                                                 ------------     ------------
        Total current liabilities                                                     578,969          585,603
     Obligation under capital lease - long term                                       260,862          223,190
                                                                                 ------------     ------------
        Total Liabilities                                                             839,831          808,793
                                                                                 ------------     ------------

Shareholders' equity
     Convertible preferred stock, $0.01 par value, authorized: 5,000,000 shares;
        issued and outstanding: 1997- 955,829 shares 1996 - 1,107,028 shares            9,558           11,070
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1997- 8,438,203 shares 1996 - 8,017,961 shares         84,381           80,178
     Additional paid-in-capital                                                    26,736,398       26,721,888
     Deferred compensation                                                            (98,102)        (106,760)
     Accumulated deficit                                                          (19,519,801)     (17,634,404)
                                                                                 ------------     ------------
                                                                                    7,212,434        9,071,972
                                                                                 ------------     ------------
Total liabilities and shareholders' equity                                       $  8,052,265     $  9,880,765
                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Operations

Vion Pharmaceuticals, Inc.
(A Development Stage Company)





                                                                           For The Period
                                                                           From May 1, 1994
                                                 Three Months Ended       (Inception) through
                                                March 31,     March 31,       March 31,
                                                 1997           1996           1997
                                                    (Unaudited)             (Unaudited)
                                           --------------------------------------------------
Revenues:
    Contract research grants               $     39,740    $       --      $     91,519
Operating expenses:
    Research and development                  1,521,779       1,622,211      10,630,068
    General and administrative                  491,534         427,731       4,689,930

    Purchased research and development             --              --         4,481,405
    Amortization of finance charges                --              --           345,439

Interest Income                                 (99,234)        (47,690)       (621,271)
Interest Expense                                 11,058           2,428          66,505
   Net Loss                                $ (1,885,397)   $ (2,004,680)   $(19,500,557)

Net loss per share                         $      (0.23)   $      (0.26)

Weighted average common stock and
    common stock equivalents outstanding      8,098,969       7,824,915

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Shareholders' Equity

Vion Pharmaceuticals, Inc.
( A Development Stage Company)


                                                             Convertible
                                                           Preferred Stock              Common Stock
                                                        --------------------------------------------------       Additional
                                                          Shares       Amount      Shares        Amount       Paid-in Capital
                                                          ------       ------      ------        ------       ---------------
Common stock issued for cash - July 1994                       0           $0     2,693,244      $26,932               $0
Common stock issued for services -
       August 1994                                             0            0       159,304        1,593
Net loss



Balance - December 31, 1994                                    0            0     2,852,548       28,525                0

Stock options issued for compensation -
       February 1995                                                                                              540,000

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                                          2,000,000       20,000        4,300,000

Shares repurchased pursuant to
      employment agreements - April 1995                                           (274,859)      (2,749)

Private placement of common stock -
       April 1995                                                                    76,349          763          205,237

Warrants issued with bridge notes -
       April 1995                                                                                                 200,000

Initial public offering of units of one
      common share, one A warrant and one
      B warrant at $4.00 per unit - August
      1995 and September 1995                                                     2,875,000       28,750        9,667,460

Issuance of common stock                                                              1,250           13              488

Receipts from sale of unit purchase option                                                                            250

Net loss



Balance at December 31, 1995                                   0            0     7,530,288       75,302       14,913,435


Issuance of convertible preferred stocks               1,250,000       12,500                                  11,518,552


Conversion of convertible preferred                     (164,970)      (1,650)      458,255        4,582           (2,932)

Issuance of common stock                                                             29,418          294          102,426

Convertible preferred stock, class A
  preferred dividend                                      21,998          220

Compensation associated with stock
  option grants                                                                                                   190,407

Amortization of deferred compensation

Net loss


Balance at December 31, 1996                           1,107,028      $11,070     8,017,961      $80,178      $26,721,888


Conversion of convertible preferred                     (151,199)      (1,512)      420,004        4,200           (2,688)

Compensation associated with stock
  options grants                                                                                                   17,204

Exercise of warrants                                                                    238            3               (6)

Amortization of deferred compensation

Net loss


Balance at March 31, 1997 (Unaudited)                    955,829      $ 9,558     8,438,203      $84,381      $26,736,398


                                                                                                                       Total
                                                                                Deferred         Accumulated       Stockholders'
                                                                              Compensation        Deficit             Equity
                                                                              ------------       -----------       -------------
Common stock issued for cash - July 1994                                             $0          $ (19,877)            $7,055
Common stock issued for services -
       August 1994                                                                                  (1,176)               417
Net loss                                                                                          (475,946)          (475,946)



Balance - December 31, 1994                                                           0           (496,999)          (468,474)

Stock options issued for compensation -
       February 1995                                                                                                  540,000

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                                                                            4,320,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                             2,029               (720)

Private placement of common stock -
       April 1995                                                                                                     206,000

Warrants issued with bridge notes -
       April 1995                                                                                                     200,000

Initial public offering of units of one common share,
      one A warrant and one B warrant at $4.00 per
      unit - August 1995 and September 1995                                                                         9,696,210

Issuance of common stock                                                                                                  501

Receipts from sale of unit purchase option                                                                                250

Net loss                                                                                        (9,530,535)        (9,530,535)



Balance at December 31, 1995                                                          0        (10,025,505)         4,963,232

Issuance of convertible preferred stocks                                                                           11,531,052

Conversion of convertible preferred                                                                                         0



Issuance of common stock                                                                                              102,720

Convertible preferred stock, class A preferred dividend                                               (220)                 0

Compensation associated with stock option grants                               (190,407)                                    0

Amortization of deferred compensation                                            83,647                                83,647

Net loss                                                                                        (7,608,679)        (7,608,679)


Balance at December 31, 1996                                                  $(106,760)      $(17,634,404)        $9,071,972


Conversion of convertible preferred                                                                                         0

Compensation associated with stock options grants                                                                      17,204

Exercise of warrants                                                                                                       (3)

Amortization of deferred compensation                                             8,658                                 8,658

Net loss                                                                                        (1,885,397)        (1,885,397)


Balance at March 31, 1997 (Unaudited)                                          $(98,102)      $(19,519,801)        $7,212,434

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                        For the period
                                                                                        from May 1, 1994
                                                                For The Three Months    (inception) through
                                                                   Ended March 31,      March 31,
                                                            -----------------------------------------------
                                                                 1997            1996           1997
                                                                      (Unaudited)            (Unaudited)
-----------------------------------------------------------------------------------------------------------

Cash Flows from operating activities:
     Net loss                                               $ (1,885,397)   $ (2,004,680)   $(19,500,557)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                          --              --       4,481,405
          Amortization of financing costs                             --              --         345,439
          Depreciation and amortization                           57,276          20,880         208,736
         (Increase) in other current assets                      (26,016)          8,337        (131,665)
         (Increase) in other assets                              192,669          (4,701)       (450,125)
          Increase in accounts payable and
            accrued expense                                      (41,003)        276,162         418,592
          Stock issued for services                                   --              --             417
          Stock options issued for compensation                   25,862              --         649,509
                                                            ------------    ------------    ------------
                 Net cash (used in) operating activities      (1,676,609)     (1,704,002)    (13,978,249)
                                                            ------------    ------------    ------------

Cash flows used for investing activities:
          Purchase of marketable securities                   (1,139,610)       (555,547)    (15,227,056)
          Maturities of marketable securities                  1,723,000              --      11,182,000
          Cash portion of MelaRx acquisition                          --              --           4,061
          Acquisition of fixed assets                            (25,924)        (29,449)       (539,246)
                                                            ------------    ------------    ------------

                 Net cash provided by (used in) investing
                   activities                                    557,466        (584,996)     (4,580,241)
                                                            ------------    ------------    ------------

Cash flows provided by financing activities:
          Initial public offering                                     --              --       9,696,210
          Net proceeds from issuance of common stock                  --              --         316,276
          Net proceeds from issuance of preferred stock               --              --      11,531,052
          Repurchase of common stock                                  --              --            (720)
          Net proceeds from bridge financing                          --              --       1,704,269
          Repayments of bridge financing                              --              --      (2,000,000)

          Advances from stockholders                                  --              --         250,000
          Repayments to stockholders                                  --              --        (250,000)
          Exercise of warrants                                        (3)             --              (3)
          Receipts from sale of unit purchase option                  --              --             250
          Repayment of equipment capital lease                   (37,497)         (6,163)        (57,118)
                                                            ------------    ------------    ------------

                 Net cash provided by (used in) financing
                   activities                                    (37,500)         (6,163)     21,190,216
                                                            ------------    ------------    ------------

Net increase <decrease> in cash                               (1,156,643)     (2,295,161)      2,631,726
Cash and cash equivalents at beginning of period               3,788,369       2,350,933              --
                                                            ------------    ------------    ------------
Cash and cash equivalents at end of period                  $  2,631,726    $     55,772    $  2,631,726
                                                            ============    ============    ============

              The accompanying notes are an integral part of these
                              financial statements.

                            VION PHARMACEUTICALS, INC
                          (A Development Stage Company)

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

     On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. (MelaRx), which was renamed OncoRx, Inc. after the merger (the "Merger"). The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering ("IPO") resulting in net proceeds to the Company of approximately $9,696,000. In April 1996 the Company changed its name to Vion Pharmaceuticals, Inc.

     As the shareholders of the Company obtained a majority interest in the merged company for accounting purposes, the Company is treated as the acquirer. Therefore, the Merger is recorded as a purchase in the Company's financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

(Note B) - Basis of Presentation:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB (File No. 0-26534).

(Note C) - Stock Option Plan:


     Through December 31, 1996, options to purchase an aggregate of 896,750 shares had been granted under the Company's Amended and Restated 1993 Stock Option Plan (the "Plan"). On January 29, 1997, the Board of Directors adopted, subject to stockholder approval, an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000. The amendment to the Plan was adopted by the stockholders at the Company's annual meeting on April 16, 1997.

(Note D) - Private Placement of Class A Convertible Preferred Stock

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

(Note E) - Antidilution Adjustment

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

(Note F) - Continuation of Research and Licensing Agreement

     The Company has agreed to an extension of a research agreement with The Regents of the University of California on behalf of the Berkeley Campus ("Berkeley"). The extension continues from March 1, 1997 through July 15, 1997 at a total level of funding of $97,000.

     Pursuant to an agreement with Berkeley providing for an option to obtain licenses for certain inventions resulting from the research, the Company has entered into negotiations to license some of these inventions, and is negotiating to obtain options to license others.

Item 2. Plan of Operations.

General

     The Company is a development stage biopharmaceutical company. Its activities to date have consisted primarily of research and development sponsored by it pursuant to two separate license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing its facilities and raising equity and debt financing. The Company has not generated any material revenues and has incurred substantial operating losses from its activities.

     The Company intends to use a substantial portion of the net proceeds of its May, 1996 private financing to fund its plan of operations, which includes the following elements for the next 12 months:

     o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for expansion of its scientific staff and related research and development expenses. In addition, the Company expects to purchase or lease laboratory and office equipment worth approximately $385,000. During the next twelve months, the Company plans to hire approximately two additional employees.

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

     The Company currently estimates that the remaining net proceeds of its private placement in May, 1996 and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 7 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements.

Liquidity and Capital Resources

     At March 31, 1997, the Company had working capital of $6,230,464. The Company's principal sources of funds through March 31, 1997 have been $11,531,052 net proceeds from private financing through issuance of 1,250,000 Class A convertible preferred stock; $9,696,210 from its initial public offering, and $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc.

     The Company used the proceeds of its initial public offering to repay a previous bridge financing and used the remaining funds and the proceeds of its sale of convertible preferred stock to implement its business plan, which includes hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research, including research in Dr. Yung-Chi Cheng's laboratory. During the twelve months ending December 31, 1997, the Company will be required to make payments of an aggregate of $1,205,000 to Yale University and the University of California, Berkeley, under sponsored research and license agreements.

     The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into discussions with several major pharmaceutical companies concerning such a strategic alliance, but there can be no assurance that the Company will be successful in achieving such an alliance, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company is also seeking to raise funds through additional means, including (1) private placements and recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

     Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and dilutive earnings per share for the quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

                                     PART II

                                OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on April 16, 1997, three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

     A vote was taken at the Annual Meeting for the election of ten Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

                                               For       Withheld
                                            ---------    --------
                William R. Miller           5,589,203    305,364
                John A. Spears              5,589,203    305,364
                Alan C. Sartorelli Ph.D.    5,589,203    305,364
                Michel C. Bergerac          5,589,203    305,364
                Frank T. Cary               5,589,203    305,364
                A. E. Cohen                 5,589,203    305,364
                James L. Ferguson           5,589,203    305,364
                Michael C. Kent             5,589,203    305,364
                E. Donald Shapiro           5,589,203    305,364
                Walter Wriston              5,589,203    305,364

     A vote was taken at the Annual Meeting on the proposal to amend the Amended and Restated 1993 Stock Option Plan to increase the number of shares which may be issued thereunder. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

                            For       Withheld   Abstained
                         ---------    --------   ---------
                         4,163,685    471,366      9,865

     A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1997. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

                            For       Withheld   Abstained
                         ---------    --------   ---------

                         5,878,927      2,900     12,740

     The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 7, 1997, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         27. Article 5 Financial Data Schedule for first quarter 1997.

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VION PHARMACEUTICALS, INC.
                                       (Registrant)

                                       By: /s/ Thomas E. Klein
                                           Thomas E. Klein
                                           Vice President - Finance
                                           (Duly authorized signatory and
                                            Chief Financial Officer)
Date: May 15, 1997