Form 10QSB
period 1997-06-30
VION PHARMACEUTICALS INC
filed 1997-08-14
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT
For the transition period from ____________ to ____________

Commission file number         0-26534
                      ---------------------------




                           VION PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          Delaware                                                13-3671221
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                       4 Science Park, New Haven, CT 06511
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 498-4210
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___       No _______


        The number of shares outstanding of the issuer's sole class of common equity, as of July 31, 1997 is: 8,639,226 shares of common stock, $.01 par value.


        Transitional Small Business Disclosure Format (check one):

Yes _______       No  ___X___









Part 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet

Vion Pharmaceuticals, Inc.
(A Development Stage Company)



                                                                                    --------------------    --------------------
                                                                                          June 30,
                                                                                            1997                 December 31,
                                                                                         (Unaudited)                 1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                      $         4,352,877     $         3,788,369
     Short-term investments                                                                     329,200               4,628,446
     Other current assets                                                                        90,745                 106,635
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------
        Total current assets                                                                  4,772,822               8,523,450
     Property and equipment, net                                                                933,461                 712,806
     Security deposits                                                                           34,894                  41,301
     Research contract prepayment                                                               416,945                 603,208
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------
        Total assets                                                                $         6,158,122     $         9,880,765
                                                                                    --------------------    --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                                   164,417                  91,476
     Accounts payable and accrued expenses                                                    1,722,154                 494,127
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------
        Total current liabilities                                                             1,886,571                 585,603
     Obligation under capital lease - long term                                                 305,029                 223,190
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------
        Total Liabilities                                                                     2,191,600                 808,793
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------

Shareholders' equity
     Convertible preferred stock, $0.01 par value, authorized: 5,000,000 shares;
        issued and outstanding: 1997- 979,374 shares 1996 - 1,107,028 shares                      9,794                  11,070
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1997- 8,489,226 shares 1996 - 8,017,961shares                    84,892                  80,178
     Additional paid-in-capital                                                              26,768,703              26,721,888
     Deferred compensation                                                                      (89,444)               (106,760)
     Accumulated deficit                                                                    (22,807,423)            (17,634,404)
                                                                                    --------------------    --------------------
                                                                                    --------------------    --------------------
                                                                                              3,966,522               9,071,972
                                                                                    --------------------    --------------------
                                                                                    ====================    ====================
Total liabilities and shareholders' equity                                          $         6,158,122     $         9,880,765
                                                                                    ====================    ====================


   The accompanying notes are an integral part of these financial statements.


                                     Page 2








Consolidated Statement of Operations

Vion Pharmaceuticals, Inc.
(A Development Stage Company)




                                                                                                                  For The Period
                                                                                                                 From May 1, 1994
                                                            Three Months Ended               Six Months Ended  (Inception) through
                                                 June 30,       June 30,          June 30,       June 30,            June 30,
                                             -------------------------------- -----------------------------------------------------
                                                  1997            1996             1997            1996               1997
                                                     (Unaudited)                        (Unaudited)               (Unaudited)
----------------------------------------------------------------------------- -----------------------------------------------------
Revenues:
    Contract research grants                  $        8,481   $           -  $      48,221    $         -    $        100,000
                                             -------------------------------- -----------------------------------------------------
Operating expenses:
    Research and development                       2,872,857       1,423,736        4,394,636       3,045,947       13,502,925
    General and administrative                       491,058         458,408          982,592         886,139        5,180,988

    Purchased research and development                   -               -                -               -          4,481,405
    Amortization of finance charges                      -               -                -               -            345,439

Interest Income                                      (78,795)        (94,505)        (178,029)       (142,195)        (700,066)
Interest Expense                                      10,744           2,457           21,802           4,885           77,249
                                             -------------------------------- -----------------------------------------------------
    Net Loss                                  $   (3,287,383)  $  (1,790,096) $    (5,172,780) $   (3,794,776) $   (22,787,940)
                                             -------------------------------- -----------------------------------------------------

Net loss per share                            $        (0.38)  $       (0.23) $         (0.60) $        (0.48)
                                             -------------------------------- -----------------------------------------------------

Weighted average common stock and
    common stock equivalents outstanding           8,758,708       7,844,796        8,629,302       7,833,594
                                             -------------------------------- -----------------------------------------------------



   The accompanying notes are an integral part of these financial statements.


                                     Page 3







CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                               Convertible
                                             Preferred Stock      Common Stock
                                              ------------------------------------- Additional       Deferred
                                              Shares   Amount   Shares    Amount  Paid-in Capital  Compensation
                                           --------------------------------------------------------------------

Common stock issued for cash -
      July 1994                                   0      $0   2,693,244  $26,932              $0           $0
Common stock issued for services -
      August 1994                                               159,304    1,593
Net loss
                                           --------------------------------------------------------------------
Balance - December 31, 1994                       0       0   2,852,548   28,525               0            0

Stock options issued for
      compensation -  February 1995                                                      540,000

Reverse acquisition of MelaRx
     Pharmaceuticals, Inc. -
     April 1995                                               2,000,000   20,000       4,300,000

Shares repurchased pursuant to
     employment agreements -
     April 1995                                                (274,859)  (2,749)

Private placement of common stock -
      April 1995                                                 76,349      763         205,237

Warrants issued with bridge notes -
      April 1995                                                                         200,000

Initial public  offering of units of
     one common  share,
     one Class A warrant and
     one Class B warrant at
     $4.00 per unit - August 1995
     and  September 1995                                      2,875,000   28,750       9,667,460

Issuance of common stock                                          1,250       13             488

Receipts from sale of unit purchase
     option                                                                                  250

Net loss


                                           --------------------------------------------------------------------
Balance at December 31, 1995                     0       0    7,530,288   75,302      14,913,435            0

Issuance of Class A convertible
 preferred stock                         1,250,000  12,500                            11,518,552

Conversion of Class A convertible
 preferred stock                          (164,970) (1,650)     458,255    4,582          (2,932)

Issuance of common stock                                         29,418      294         102,426

Class A convertible preferred
 stock dividend                             21,998     220

Compensation associated with stock
 option grants                                                                           190,407     (190,407)

Amortization of deferred compensation                                                                  83,647

Net loss
                                           --------------------------------------------------------------------
Balance at December 31, 1996             1,107,028  $11,070   8,017,961  $80,178     $26,721,888    ($106,760)
                                           --------------------------------------------------------------------
Conversion of Class A convertible
 preferred stock                          (151,567)  (1,515)    421,027    4,211          (2,696)

Compensation associated with stock
 options grants                                                                           30,017

Exercise of warrants                                                238        3              (6)

Exercise of stock options                                        50,000      500          19,500

Class A convertible preferred
 stock dividend                             23,913      239

Amortization of deferred compensation                                                                  17,316

Net loss

                                           --------------------------------------------------------------------
Balance at June 30, 1997  (Unaudited)      979,374   $9,794   8,489,226  $84,892     $26,768,703     ($89,444)
                                           --------------------------------------------------------------------




                                                              Total
                                              Accumulated  Stockholders'
                                                Deficit      Equity
                                             -------------------------

Common stock issued for cash -
      July 1994                                 ($19,877)      $7,055
Common stock issued for services -
      August 1994                                 (1,176)         417
Net loss                                        (475,946)    (475,946)
                                             -------------------------
Balance - December 31, 1994                     (496,999)    (468,474)

Stock options issued for
      compensation -  February 1995                           540,000

Reverse acquisition of MelaRx
     Pharmaceuticals, Inc. -
     April 1995                                             4,320,000

Shares repurchased pursuant to
     employment agreements -
     April 1995                                    2,029         (720)

Private placement of common stock -
      April 1995                                              206,000

Warrants issued with bridge notes -
      April 1995                                              200,000

Initial public  offering of units of
     one common  share,
     one Class A warrant and
     one Class B warrant at
     $4.00 per unit - August 1995
     and  September 1995                                    9,696,210

Issuance of common stock                                          501

Receipts from sale of unit purchase
     option                                                       250

Net loss                                      (9,530,535)  (9,530,535)


                                             -------------------------
Balance at December 31, 1995                 (10,025,505)   4,963,232

Issuance of Class A convertible
 preferred stock                                           11,531,052

Conversion of Class A convertible
 preferred stock                                                    0

Issuance of common stock                                      102,720

Class A convertible preferred
 stock dividend                                     (220)           0

Compensation associated with stock
 option grants                                                      0

Amortization of deferred compensation                          83,647

Net loss                                      (7,608,679)  (7,608,679)
                                             -------------------------
Balance at December 31, 1996                ($17,634,404)  $9,071,972
                                             -------------------------
Conversion of Class A convertible
 preferred stock                                                    0

Compensation associated with stock
 options grants                                                30,017

Exercise of warrants                                               (3)

Exercise of stock options                                      20,000

Class A convertible preferred
 stock dividend                                     (239)           0

Amortization of deferred compensation                          17,316

Net loss                                      (5,172,780)  (5,172,780)

                                             -------------------------
Balance at June 30, 1997  (Unaudited)       ($22,807,423)  $3,966,522
                                             -------------------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)



                                                                                                      For the period
                                                                                                      from May 1, 1994
                                                                           For the Six Months         (inception) through
                                                                              Ended June 30,          June 30,
                                                           -------------------------------------------------------------------
                                                                           1997             1996            1997
                                                                                 (Unaudited)            (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                          $ (5,172,780)  $  (3,794,776)  $ (22,787,940)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                   --              --         4,481,405
          Amortization of financing costs                                      --              --           345,439
          Depreciation and amortization                                     132,297          45,991         283,757
         (Increase) in other current assets                                  15,890          16,675         (89,759)
         (Increase) in other assets                                         192,670          11,134        (450,124)
          Increase in accounts payable and
          accrued expense                                                 1,228,027         259,345       1,687,622
          Stock issued for services                                            --              --               417
          Stock options issued for compensation                              47,333            --           670,980
                                                                             ------       ---------         -------
                 Net cash (used in) operating activities                 (3,556,563)     (3,461,631)    (15,858,203)
                                                                         ----------      ----------     -----------

Cash flows used for investing activities:
          Purchase of marketable securities                              (1,139,610)     (5,913,259)    (15,227,056)
          Maturities of marketable securities                             5,438,856            --        14,897,856
          Cash portion of MelaRx acquisition                                   --              --             4,061
          Acquisition of fixed assets                                      (119,747)       (188,911)       (633,069)
                                                                           --------        --------        --------
                 Net cash provided by (used in) investing activities      4,179,499      (6,102,170)       (958,208)
                                                                          ---------      ----------        --------

Cash flows provided by financing activities:
          Initial public offering                                              --              --         9,696,210
          Net proceeds from issuance of common stock                         20,000             520         336,276
          Net proceeds from issuance of preferred stock                        --        11,590,662      11,531,052
          Repurchase of common stock                                           --              --              (720)
          Net proceeds from bridge financing                                   --              --         1,704,269
          Repayments of bridge financing                                       --              --        (2,000,000)
          Advances from stockholders                                           --              --           250,000
          Repayments to stockholders                                           --              --          (250,000)
          Exercise of warrants                                                   (3)           --                (3)
          Receipts from sale of unit purchase option                           --              --               250
          Repayment of equipment capital lease                              (78,425)         (7,428)        (98,046)
                                                                            -------          ------         -------
                 Net cash provided by (used in) financing activities        (58,428)     11,583,754      21,169,288
                                                                            -------      ----------      ----------

Net increase in cash                                                        564,508       2,019,953       4,352,877
Cash and cash equivalents at beginning of period                          3,788,369       2,350,933            --
                                                                          ---------       ---------       ---------
Cash and cash equivalents at end of period                            $   4,352,877    $  4,370,886       4,352,877
                                                                      =============    ============       =========



The accompanying notes are an integral part of these financial statements.

VION PHARMACEUTICALS, INC
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Note A) - The Company:

        Vion Pharmaceuticals, Inc., formerly OncoRx, Inc., (the Company) was incorporated in May 1993 and began operations on May 1, 1994. The Company is in the development stage and is principally devoted to the research and development of therapeutic products for the treatment of cancer and cancer related disorders.

        On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. (MelaRx), which was renamed OncoRx, Inc. after the merger (the Merger). The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering (IPO) resulting in net proceeds to the Company of approximately $9,696,000. In April 1996 the Company changed its name to Vion Pharmaceuticals, Inc.

        As the shareholders of the Company obtained a majority interest in the merged company for accounting purposes, the Company is treated as the acquirer. Therefore, the Merger is recorded as a purchase in the Companys financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRxs net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

(Note B) - Basis of Presentation:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB (File No. 0- 26534).

(Note C) - Stock Option Plan:

                Through December 31, 1996, options to purchase an aggregate of 896,750 shares had been granted under the Companys Amended and Restated 1993 Stock Option Plan (the Plan). On January 29, 1997, the Board of Directors adopted, subject to stockholder approval, an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000. The amendment to the Plan was approved by the stockholders at the Companys annual meeting on April 16, 1997.


(Note D) - Private Placement of Class A Convertible Preferred Stock:

        On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A convertible preferred stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A preferred stock is initially convertible into 2.777777 shares of the Companys common stock. The shares of Class A preferred stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A preferred stock, and a 15% one time dividend if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Companys common stock price falls below the conversion price of the Class A preferred stock. The issuance of the Class A preferred stock at closing also triggered certain adjustment provisions of the Companys outstanding warrants, resulting in the issuance of additional warrants.

(Note E) - Antidilution Adjustment:

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

(Note F)  Continuation of Research and Licensing Agreement:

The Company has agreed to an extension of a research agreement with The Regents of the University of California on behalf of the Berkeley Campus (Berkeley). The extension continues from March 1, 1997 through July 15, 1997 at a total level of funding of $97,000.

Pursuant to an agreement with Berkeley providing for an option to obtain licenses for certain inventions resulting from the research, the Company has entered into negotiations to license some of these inventions, and is negotiating to obtain options to license others.

(Note G)  Covance Agreement:

During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the Agreement) with Covance Clinical Research Unit Ltd. and Covance Inc. (Covance). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Companys product candidate Promycin(R) (porfiromycin) for the inclusion in a regulatory submission. The Company has accrued for $1,323,442 of expenses incurred under the Agreement as of June 30, 1997. During the twelve months ending December 31, 1997, the Company estimates it will make payments of $2,800,000 to Covance under the Agreement.

(Note H) Subsequent Events

Effective July 24,1997, the Company and Yale University (Yale) amended certain licensing agreements between the parties pursuant to which, Yale agreed to reduce certain amounts payable under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale.

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

        The Company intends to use a substantial portion of the net proceeds of its May, 1996 private financing to fund its plan of operations, which includes the following elements for the next 12 months:

            o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. In addition, the Company expects to purchase or lease laboratory and office equipment worth approximately $480,000 and enter into a sale and leaseback of approximately $385,000 of laboratory equipment. During the next twelve months, the Company does not plan to hire any additional employees.

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



        The Company currently estimates that the remaining net proceeds of its private placement in May, 1996 and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 4 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of June 30, 1997 the amount required to fund operations for the next twelve months is estimated at approximately $15,700,000. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

        The Company received an opinion from its auditors for the fiscal year ended December 31, 1996, expressing substantial doubt as to its ability to continue as a going concern. The Company intends to address the immediate need for additional capital by raising funds through a private placement of its securities, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital for acquisitions and new development projects.

Liquidity and Capital Resources

        At June 30, 1997, the Company had working capital of $2,886,251. The Company's principal sources of funds through June 30, 1997 have been $11,531,052 net proceeds from private financing through issuance of 1,250,000 Class A convertible preferred stock; $9,696,210 from its initial public offering, and $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc.

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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and dilutive earnings per share for the quarter and six month periods ended June 30, 1997 and June 30, 1996 is not expected to be material.

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

        A vote was taken at the Annual Meeting for the election of ten Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

                                                        For             Withheld
                                                        ---             --------
William R. Miller                                    5,589,203           305,364
John A. Spears                                       5,589,203           305,364
Alan C. Sartorelli Ph.D                              5,589,203           305,364
Michel C. Bergerac                                   5,589,203           305,364
Frank T. Cary                                        5,589,203           305,364
A. E. Cohen                                          5,589,203           305,364
James L. Ferguson                                    5,589,203           305,364
Michael C. Kent                                      5,589,203           305,364
E. Donald Shapiro                                    5,589,203           305,364
Walter Wriston                                       5,589,203           305,364

        A vote was taken at the Annual Meeting on the proposal to amend the Amended and Restated 1993 Stock Option Plan to increase the number of shares which may be issued thereunder. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

          For                      Against                       Abstained
          ---                      -------                       ---------

       4,163,685                   471,366                         9,865

        A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1997. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

         For                      Against                        Abstained
         ---                      -------                        ---------
       5,878,927                   2,900                           12,740

        The foregoing proposals are described more fully in the Company's definitive proxy statement dated March 7, 1997, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

            10.01 Clinical Development  Agreement between Vion  Pharmaceuticals,
                  Inc., Covance Clinical Research Unit Ltd. and Covance Inc. Confidential treatment has been requested for portions of this exhibit.

            27.   Article 5 Financial Data Schedule for second quarter 1997.

        (b)     Reports on Form 8-K.

                None

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VION PHARMACEUTICALS, INC.
                                             (Registrant)



                                             By: /s/ Thomas E. Klein
                                                -----------------------------
                                                Thomas E. Klein
                                                Vice President - Finance
                                                (Duly authorized signatory and
                                                 Chief Financial Officer)



Date:  August 14, 1997