Form 10QSB
period 1997-09-30
VION PHARMACEUTICALS INC
filed 1997-11-13
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
For the quarterly  period ended  September  30, 1997
                                 -------------------
[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ________________

Commission file number          0-26534
                       ---------------------------------------------------------



                           VION PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          Delaware                                          13-3671221
          --------                                          ----------
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

Yes     X       No
    ---------     ---------

         The number of shares outstanding of the issuer's sole class of common equity, as of October 31, 1997 is: 9,302,374 shares of common stock, $.01 par value.


         Transitional Small Business Disclosure Format (check one):

Yes             No    X
    ---------     ---------






Part 1 - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                               ----------------   --------------
                                                                                                  September 30,
                                                                                                      1997         December 31,
                                                                                                   (Unaudited)         1996
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                     $ 4,409,081      $ 3,788,369
     Short-term investments                                                                          1,065,234        4,628,446
     Other current assets                                                                               67,718          106,635
                                                                                               ----------------   --------------
                                                                                               ----------------   --------------
        Total current assets                                                                         5,542,033        8,523,450
     Property and equipment, net                                                                     1,323,683          712,806
     Security deposits                                                                                  34,894           41,301
     Research contract prepayment                                                                      312,710          603,208
                                                                                               ----------------   --------------
        Total assets                                                                               $ 7,213,320      $ 9,880,765
                                                                                               ----------------   --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                                         164,417           91,476
     Accounts payable and accrued expenses                                                             453,022          494,127
                                                                                               ----------------   --------------
        Total current liabilities                                                                      617,439          585,603
     Obligation under capital leases - long term                                                       264,320          223,190
                                                                                               ----------------   --------------
        Total liabilities                                                                              881,759          808,793
                                                                                               ----------------   --------------

Shareholders' equity
     Preferred stock,  $0.01 par value - 5,000,000 shares authorized  consisting of: Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 946,389 shares                                         9,463           11,070
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 4,850 shares                                                49                -
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                                      -                -
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1997- 8,730,853 shares 1996 - 8,017,961shares                           87,308           80,178
     Additional paid-in-capital                                                                     31,861,232       26,721,888
     Deferred compensation                                                                             (80,786)        (106,760)
     Accumulated deficit                                                                           (25,545,705)     (17,634,404)
                                                                                               ----------------   --------------
                                                                                                     6,331,561        9,071,972
                                                                                               ----------------   --------------
                                                                                               ================   ==============
Total liabilities and shareholders' equity                                                         $ 7,213,320      $ 9,880,765
                                                                                               ================   ==============


   The accompanying notes are an integral part of these financial statements.

                                     Page 2








CONSOLIDATED STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)



                                                                                                                   For The Period
                                                                                                                   From May 1, 1994
                                                        Three Months Ended              Nine Months Ended        (Inception) through
                                                           September 30,                   September 30,             September 30,
                                                  --------------------------------------------------------------------------------
                                                     1997                 1996       1997              1996             1997
                                                           (Unaudited)                     (Unaudited)               (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
    Contract research grants                       $          -       $          -  $     48,221   $         -      $     100,000
                                                  --------------------------------------------------------------------------------
Operating expenses:
    Research and development                          1,591,310            974,569     5,985,947     4,020,516         15,094,236
    General and administrative                          553,844            441,834     1,536,436     1,327,973          5,734,832
    Nonrecurring collaboration restructuring fee        600,000                  -       600,000             -            600,000

    Purchased research and development                        -                  -             -             -          4,481,405
    Amortization of finance charges                           -                  -             -             -            345,439

Interest Income                                         (60,153)          (165,272)     (238,182)     (307,467)          (760,219)
Interest Expense                                          9,696              2,538        31,498         7,423             86,945
                                                  --------------------------------------------------------------------------------
    Net Loss                                       $ (2,694,697)      $ (1,253,669) $ (7,867,478)  $(5,048,445)     $ (25,482,638)
                                                  --------------------------------------------------------------------------------

Net loss per share                                 $      (0.30)      $      (0.16) $      (0.90)  $     (0.64)
                                                  --------------------------------------------------------------------------------

Weighted average common stock and
    common stock equivalents outstanding              8,905,594          7,857,354     8,721,398     7,841,460
                                                  --------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.


                                     Page 3







CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)


                                                                    Class A                Class B
                                                                  Convertible             Convertible
                                                                Preferred Stock         Preferred Stock          Common Stock
                                                             -------------------------------------------------------------------
                                                               Shares     Amount      Shares     Amount      Shares      Amount
                                                             -------------------------------------------------------------------

Common stock issued for cash - July 1994                              0       $0           0         $0    2,693,244    $26,932
Common stock issued for services -
       August 1994                                                                                           159,304      1,593
Net loss
                                                             -------------------------------------------------------------------

Balance - December 31, 1994                                           0        0           0          0    2,852,548     28,525

Stock options issued for compensation -
       February 1995

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                                                                   2,000,000     20,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                                    (274,859)    (2,749)

Private placement of common stock -
       April 1995                                                                                             76,349        763

Warrants issued with bridge notes -
       April 1995

Initial public offering of units of one common share,
  one Class A warrant and one Class B warrant at
  $4.00 per unit - August 1995 and September 1995                                                          2,875,000     28,750

Issuance of common stock                                                                                       1,250         13

Receipts from sale of unit purchase option

Net loss
                                                             -------------------------------------------------------------------

Balance at December 31, 1995                                          0        0           0          0    7,530,288     75,302

Issuance of Class A convertible preferred stock               1,250,000   12,500

Conversion of Class A convertible preferred stock              (164,970)  (1,650)                            458,255      4,582

Issuance of common stock                                                                                      29,418        294

Class A convertible preferred stock dividend                     21,998      220

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                             -------------------------------------------------------------------

Balance at December 31, 1996                                  1,107,028  $11,070           0         $0    8,017,961    $80,178
                                                             -------------------------------------------------------------------

Conversion of Class A convertible preferred stock              (184,552)  (1,846)                            512,654      5,127

Compensation associated with stock options grants

Exercise of warrants                                                                                             238          3

Issuance of common stock                                                                                     150,000      1,500

Exercise of stock options                                                                                     50,000        500

Class A convertible preferred stock dividend                     23,913      239

Issuance of Class B convertible preferred stock                       0        0       4,850         49

Accretion of dividend payable on Class B convertible preferred stock

Amortization of deferred compensation

Net loss
                                                             -------------------------------------------------------------------

Balance at September 30, 1997     (Unaudited)                   946,389   $9,463       4,850        $49    8,730,853    $87,308
                                                             -------------------------------------------------------------------




                                                                      Additional                                       Total
                                                                       Paid-in         Deferred       Accumulated   Stockholders'
                                                                       Capital       Compensation       Deficit        Equity
                                                                 ----------------------------------------------------------------

Common stock issued for cash - July 1994                                   $0                $0        ($19,877)       $7,055
Common stock issued for services -
       August 1994                                                                                       (1,176)          417
Net loss                                                                                               (475,946)     (475,946)
                                                                 ----------------------------------------------------------------

Balance - December 31, 1994                                                 0                 0        (496,999)     (468,474)

Stock options issued for compensation -
       February 1995                                                  540,000                                         540,000

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                            4,300,000                                       4,320,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                                  2,029          (720)

Private placement of common stock -
       April 1995                                                     205,237                                         206,000

Warrants issued with bridge notes -
       April 1995                                                     200,000                                         200,000

Initial public offering of units of one common share,
  one Class A warrant and one Class B warrant at
  $4.00 per unit - August 1995 and September 1995                   9,667,460                                       9,696,210

Issuance of common stock                                                  488                                             501

Receipts from sale of unit purchase option                                250                                             250

Net loss                                                                                             (9,530,535)   (9,530,535)
                                                                 ----------------------------------------------------------------

Balance at December 31, 1995                                       14,913,435                 0     (10,025,505)    4,963,232

Issuance of Class A convertible preferred stock                    11,518,552                                      11,531,052

Conversion of Class A convertible preferred stock                      (2,932)                                              0

Issuance of common stock                                              102,426                                         102,720

Class A convertible preferred stock dividend                                                               (220)            0

Compensation associated with stock option grants                      190,407          (190,407)                            0

Amortization of deferred compensation                                                    83,647                        83,647

Net loss                                                                                             (7,608,679)   (7,608,679)
                                                                 ----------------------------------------------------------------

Balance at December 31, 1996                                      $26,721,888         ($106,760)   ($17,634,404)   $9,071,972
                                                                 ----------------------------------------------------------------

Conversion of Class A convertible preferred stock                      (3,281)                                              0

Compensation associated with stock options grants                      42,830                                          42,830

Exercise of warrants                                                       (6)                                             (3)

Issuance of common stock                                              598,500                                         600,000

Exercise of stock options                                              19,500                                          20,000

Class A convertible preferred stock dividend                                                               (239)            0

Issuance of Class B convertible preferred stock                     4,481,801                                       4,481,850

Accretion of dividend payable on Class B convertible
      preferred stock                                                                                   (43,584)      (43,584)

Amortization of deferred compensation                                                    25,974                        25,974

Net loss                                                                                             (7,867,478)   (7,867,478)
                                                                 ----------------------------------------------------------------

Balance at September 30, 1997     (Unaudited)                     $31,861,232          ($80,786)   ($25,545,705)   $6,331,561
                                                                 ----------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                 For the period
                                                                                                                 from May 1, 1994
                                                                                For the Nine Months              (inception) through
                                                                                Ended September 30,              September 30,
                                                                          ----------------------------------------------------------
                                                                               1997                   1996               1997
                                                                                     (Unaudited)                      (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                              $ (7,867,478)         $ (5,048,445)        $ (25,482,638)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                          -                     -             4,481,405
          Amortization of financing costs                                             -                     -               345,439
          Depreciation and amortization                                         223,149                75,758               374,609
         (Increase) in other current assets                                      38,917               (65,602)              (66,732)
         (Increase) in other assets                                             296,905              (167,456)             (345,889)
          Increase in accounts payable and
          accrued expenses                                                      (41,105)              133,165               418,490
          Accretion on Class B preferred stock                                  (43,584)                    -               (43,584)
          Stock issued for services                                             600,000                     -               600,417
          Stock options issued for compensation                                  68,804                     -               692,451
                                                                          ----------------------------------------------------------
                 Net cash used in operating activities                       (6,724,392)           (5,072,580)          (19,026,032)
                                                                          ----------------------------------------------------------

Cash flows used for investing activities:
          Purchase of marketable securities                                  (2,194,725)           (6,070,445)          (16,282,171)
          Maturities of marketable securities                                 5,757,937                     -            15,216,937
          Cash portion of MelaRx acquisition                                          -                     -                 4,061
          Acquisition of fixed assets                                          (600,821)             (349,729)           (1,114,143)
                                                                          ----------------------------------------------------------
                 Net cash provided by (used in) investing activities          2,962,391            (6,420,174)           (2,175,316)
                                                                          ----------------------------------------------------------

Cash flows provided by financing activities:
          Initial public offering                                                     -                     -             9,696,210
          Net proceeds from issuance of common stock                             20,000                 2,721               336,276
          Net proceeds from issuance of preferred stock                       4,481,850            11,556,285            16,012,902
          Repurchase of common stock                                                  -                     -                  (720)
          Net proceeds from bridge financing                                          -                     -             1,704,269
          Repayments of bridge financing                                              -                     -            (2,000,000)
          Advances from stockholders                                                  -                     -               250,000
          Repayments to stockholders                                                  -                     -              (250,000)
          Exercise of warrants                                                       (3)                    -                    (3)
          Receipts from sale of unit purchase option                                  -                     -                   250
          Repayment of equipment capital leases                                (119,134)              (11,297)             (138,755)
                                                                          ----------------------------------------------------------
                 Net cash provided by financing activities                    4,382,713            11,547,709            25,610,429
                                                                          ----------------------------------------------------------

Net increase in cash                                                            620,712                54,955             4,409,081
Cash and cash equivalents at beginning of period                              3,788,369             2,350,933                     -
                                                                          ----------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 4,409,081           $ 2,405,888           $ 4,409,081
                                                                          ==========================================================



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

         As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes, the Company is treated as the acquirer. Therefore, the Merger is recorded as a purchase in the Company's financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

(Note B) - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1996 on Form 10-KSB (File No. 0-26534).

(Note C) - Stock Option Plan:

                  Through December 31, 1996, options to purchase an aggregate of 896,750 shares had been granted under the Company's Amended and Restated 1993 Stock Option Plan (the "Plan"). On January 29, 1997, the Board of Directors adopted, subject to stockholder approval, an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000. The amendment to the Plan was approved by the stockholders at the Company's annual meeting on April 16, 1997.

 (Note D) - Private Placement of Class A Convertible Preferred Stock:

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A convertible preferred stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A preferred stock is initially convertible into 2.777777 shares of the Company's common stock. The shares of Class A preferred stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A preferred stock, and a 15% one time dividend if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain circumstances if the Company's common stock price falls below the conversion price of the Class A preferred stock. The issuance of the Class A preferred stock at closing also triggered certain adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

(Note E) - Antidilution Adjustment:

         As a result of the sale on May 22, 1996 of 1,250,000 shares of Class A convertible preferred stock, and pursuant the Warrant Agreement governing the rights of the Company's Class A Warrants and the Class B Warrants, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrants and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrants and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

(Note F) - Private Placement of Class B Convertible Preferred Stock:

         On August 20, 1997, the Company completed a private placement of 4,850 shares of Class B convertible preferred stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B preferred stock are convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B preferred stock may also be eligible, under certain circumstances, to receive dividends paid in Class C preferred stock. The Class C preferred stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the closing date and is not entitled to dividends.

(Note G) - Issuance of Common Stock to Yale University:

Effective July 24,1997, the Company and Yale University (Yale) amended two license agreements between the parties pursuant to which, Yale agreed to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale valued at $600,000 which was charged to expense in the quarter.

(Note H) - Termination of Research Agreement:

In October 1997, the Company terminated a research agreement with The Regents of the University of California on behalf of the Berkeley Campus ("Berkeley") with regard to certain microfiltration technology and decided not to pursue negotiations to obtain licenses or options to obtain licenses for certain inventions resulting from this research. There are no continuing liabilities to the Company stemming from prior funding of this research.

(Note I) - Covance Agreement:

During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin(R) (porfiromycin) for the inclusion in a regulatory submission. During the twelve months ending December 31, 1997, the Company estimates it will make payments of $2,800,000 to Covance under the Agreement. Through September 30, 1997, the Company has incurred $1,523,000 under this agreement which has been expensed as incurred.

 ITEM 2.  PLAN OF OPERATION.

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

         The Company intends to use a substantial portion of the net proceeds of its August, 1997 private financing to fund its plan of operations, which includes the following elements for the next 12 months:

         o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. In addition, the Company expects to purchase or lease laboratory and office equipment worth approximately $100,000 and enter into a sale and leaseback of approximately $241,000 of laboratory equipment. During the next twelve months, the Company does not plan to hire any additional employees.

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


         The Company currently estimates that the remaining net proceeds of its private placement in August, 1997 and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 5 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of September 30, 1997 the amount required to fund operations for the next twelve months is estimated at approximately $13,500,000. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         The Company received an opinion from its auditors for the fiscal year ended December 31, 1996, expressing substantial doubt as to its ability to continue as a going concern. The Company intends to address the immediate need for additional capital by raising funds through a private placement of its securities and/or sale of stock to and upfront payments from a strategic partner, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital to fund its operations, acquisitions and new development projects.

Liquidity and Capital Resources

         At September 30, 1997, the Company had working capital of $4,924,594. The Company's principal sources of funds through September 30, 1997 have been $4,481,850 net proceeds from private financing through issuance of 4,850 shares of Class B convertible preferred stock, $11,531,052 net proceeds from private financing through issuance of 1,250,000 shares of Class A convertible preferred stock; $9,696,210 from its initial public offering, and $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc.

         The Company used the proceeds of its initial public offering to repay a previous bridge financing and used the remaining funds and the proceeds of its sales of convertible preferred stock to implement its business plan, which included hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research, including research in Dr. Yung-Chi Cheng's laboratory. During the twelve months ending December 31, 1997, the Company will be required to make payments of an aggregate of $1,205,000 to Yale University and the University of California, Berkeley, under sponsored research and license agreements.

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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of basic and dilutive earnings per share for the quarter and nine month periods ended September 30, 1997 and September 30, 1996 is not expected to be material.

Forward-Looking Statements - Cautionary Factors

         Statements included in this Form 10-QSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to: the inability to raise additional capital, the possibility that any or all of the Company's products or procedures are found to be ineffective or unsafe, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, and the possibility that third parties will market a product equivalent or superior to the Company's product candidates.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)   Exhibits.

               3.1 Amended and Restated Certificate of Incorporation of Vion
               Pharmaceuticals, Inc.
               10.01 Amendment No.1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June
               12, 1997
               10.02 Amendment No.2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June
               12, 1997
               27. Article 5 Financial Data Schedule for third quarter 1997.

         (b)   Reports on Form 8-K.

               None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            VION PHARMACEUTICALS, INC.
                                            (Registrant)



                                            By: /s/ Thomas E. Klein
                                               -------------------------------
                                               Thomas E. Klein
                                               Vice President - Finance
                                               (Duly authorized signatory and
                                                Chief Financial Officer)



Date:  November 13, 1997