Form 10KSB40
period 1997-12-31
VION PHARMACEUTICALS INC
filed 1998-03-12
CIK 944522

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 1997

                           Commission File No. 0-26534

                           VION PHARMACEUTICALS, INC.
           (Name of Small Business Issuer as specified in its charter)

           DELAWARE                                     13-3671221
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)
         4 SCIENCE PARK
     NEW HAVEN, CONNECTICUT                               06511
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (203) 498-4210

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
                                      None

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                               TITLE OF EACH CLASS
                                      Units
                          Common Stock, $0.01 par value
                                Class A Warrants
                                Class B Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were:  $5,271,133.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997 based upon of the last sale price of such stock on that date as reported by the NASDAQ SmallCapSM Market was $30,580,218. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1997 was 9,833,934.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

         Vion Pharmaceuticals, Inc. (the 'Company') is a development stage biopharmaceutical company which has sponsored research projects and is engaged primarily in research and development of therapeutic products for the treatment of cancer. Pursuant to a license agreement entered into with Yale University ('Yale') in August 1994 (the 'Yale/OncoRx Agreement'), the Company has acquired the rights to certain oncology and antiviral related patents and technology. The Company believes that the licensed rights include several novel technologies which provide a broad technology base for the future development of therapeutic products.

         Research and Development. The Company's strategy is two-fold. First, the Company intends to engage principally in research and development with respect to anticancer and antiviral technologies through in-house research and through collaborative and sponsored research agreements. The Company's initial research and development will focus on the following core technologies: (i) porfiromycin (Promycin(R)), a hypoxic cancer cell therapeutic which targets oxygen-depleted cells that are otherwise resistant to radiation therapy, (ii) alkylating agent prodrugs, which are designed to be activated in cancer cells or the surrounding area and destroy cancer cells, (iii) novel nucleoside analogs which inhibit the Hepatitis B virus, (iv) ribonucleotide reductase inhibitors such as Triapine(TM), which may block the formation of the precursors of DNA and thereby inhibit the replication of cancer cells and (v) Tumor Amplified Protein Expression Therapy, or TAPET(TM), a novel gene therapy vector for the treatment of cancer. In addition to its core technologies, the Company has rights to several additional product candidates, including MelasynTM, a synthetic form of melanin. The Company's early research and development efforts were performed by academic collaborators. Since its initial public offering in August, 1995, the Company has recruited a scientific staff which is engaged directly in research and development although the Company also expects to continue to sponsor academic collaborators.

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

         Strategic Partnerships. Second, the Company has concluded and will continue to pursue strategic partnerships with other companies to more effectively develop and eventually market technologies in its portfolio. In November, 1997, the Company and Boehringer Ingelheim International GmbH of Germany entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R) (porfiromycin), Vion's lead anti-cancer agent. If the Company's TAPET program proves its ability to deliver growth-inhibiting therapy to tumor tissue, the Company intends to further develop TAPET as a platform technology in several ways. The Company intends to select existing effective anti-cancer agents for delivery using TAPET, and the Company may also contract with other pharmaceutical companies to use TAPET to deliver new, proprietary anti-cancer agents. Other technologies which are candidates for strategic partnerships include Triapine, (beta)-L-Fd4C and Melasyn.

OVERVIEW OF CANCER

         Cancer is characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, and invasion and spread (metastasis) of the cells. Cancerous tumors can arise in almost any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors may result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous it can spread (metastasize) to various sites in the body. Cancer is a devastating disease with tremendous unmet medical needs. It has been estimated by the American Cancer Society that there were 1.38 million new cases of cancer and 560,000 deaths from cancer in 1997 in the United States. Sixty percent of new cases of cancer are expected to result in death within five years. Cancer is the second leading cause of death in the U.S., exceeded only by heart disease. Since 1990, approximately 4 million Americans have died from cancer. The market for cancer therapeutics was approximately $6 billion in 1992 and is projected to total approximately $14 billion by the year 2000.

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

         In recent years, there have been significant advances in molecular biology, immunology and other related fields of biotechnology which have led to a better understanding of how malfunctioning genes can result in the formation of tumors. It is anticipated that these advances in biotechnology will lead to better ways to diagnose cancer and to prevent tumors from forming or becoming malignant. Other research has focused on mechanisms to efficiently deliver therapies to tumors. Ultimately, these emerging technologies may lead to genetic-based therapies aimed specifically at the genes which have malfunctioned and caused the cancer to form or spread, and to therapies that can selectively deliver antineoplastic agents to tumors.

         The Company believes that, for the foreseeable future, the principal means of combating cancer will continue to be through the surgical removal of tumors and the destruction of malignant cells through radiation therapy and chemotherapy, delivered systemically or in ways that make anticancer agents selectively more toxic to tumors. Therefore, the Company intends to take a balanced approach in its research and development efforts. It will continue to develop chemically defined small molecules based upon unique cellular targets discovered through biotechnology, while also pursuing development of vectors to deliver therapeutic agents to tumors.

RESEARCH AND DEVELOPMENT

         The Company is currently focusing on the following principal areas of research: (i) hypoxic cancer cell therapeutics, (ii) alkylating agent prodrugs,
(iii) novel nucleoside analogs, (iv) ribonucleotide reductase inhibitors and (v) Tumor Amplified Protein Expression Therapy, or TAPET. All of these technologies were licensed by the Company pursuant to the Yale/OncoRx Agreement and/or the Yale/MelaRx Agreement and are in the early development stage and require significant further research, development, testing and regulatory clearances. The Company's current research and development efforts were initiated by academic collaborators at Yale University and are being pursued at the Company and Yale with Company sponsorship.

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

          Investigators in Dr. Alan C. Sartorelli's laboratory at Yale have sought to develop chemotherapeutic agents which by virtue of their chemical and metabolic properties could be selectively toxic to hypoxic cells. One such agent identified by Dr. Sartorelli was Promycin, a bioreductive alkylating agent. Laboratory studies indicated that Promycin destroyed a greater percentage of hypoxic cells relative to oxygenated cells than other agents being tested. A Phase I/II trial was conducted at Yale on a limited number of people. In this initial study, of the 21 patients treated with radiation (and, in some cases, surgery) in conjunction with Promycin for certain types of cancer of the head and neck, seven remained alive with no evidence of the disease or the cancer after a median follow-up of 60 months. The Company believes that these results are better than would have been expected without the use of Promycin, although there can be no assurance that Promycin will prove to be efficacious in a more extensive study. Based on these findings, a Phase III trial has been initiated of Promycin in patients with head and neck cancer, which is designed to determine the efficacy of Promycin as an adjunct to radiation therapy for these conditions. The Phase III trial was initially conducted at Yale and the Company has expanded the Phase III program to include additional sites in Europe and the United States. The Company also plans to evaluate Promycin in other tumor types.

         The Company has obtained an exclusive license from Yale for the data regarding Yale's research on Promycin and the clinical studies of Promycin conducted by Yale. Because composition of matter patent protection is unavailable for Promycin, the Company has received Orphan Drug status with respect to the use of Promycin to treat head and neck cancer. In March, 1997, the Company also received Orphan Drug status with respect to the use of Promycin to treat cervical cancer.

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

         Novel Nucleoside Analogs. Antimetabolites are anticancer and antiviral agents which resemble natural cellular metabolites and therefore interfere with natural metabolic processes. Certain of the more significant antimetabolites inhibit the function of enzymes which are necessary for the synthesis of nucleotides (which are the building blocks of DNA and RNA) and therefore inhibit cell growth. Pursuant to the Yale/OncoRx Agreement, the Company has licensed from Yale a patent application relating to the nucleoside analog 3TC and its use as an anti-hepatitis B virus ('HBV') agent, and several patent applications relating to the nucleoside analogs (beta)-L-FddC and (beta)-L-Fd4C and their use as anti-HBV agents. These nucleoside analogs are antimetabolites and have shown, in preclinical studies, the ability to inhibit the replication of HBV. HBV is a causative agent of both acute and chronic forms of hepatitis which affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer. At present, no clinically useful drug is on the market for the treatment of HBV infections.

         The Company is aware of numerous patent applications and/or patents owned by third parties that also relate to 3TC and (beta)-L-FddC, and/or their uses as anti-HBV agents. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. See '--Patents, Licenses and Trade Secrets.' In October 1996 the U.S. Patent and Trademark Office issued a patent to Yale University covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV, and Yale has licensed to the Company exclusive worldwide rights to the patent including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. Due to the resources required, the Company intends to seek a strategic partner to further develop these anti-HBV agents.

         Ribonucleotide Reductase Inhibitors. The conversion of ribonucleotides to deoxyribonucleotides, which is catalyzed by ribonucleotide reductase, is a critical step in the synthesis of DNA in cells. If DNA is not synthesized, cells can replicate. The Company believes that a strong inhibitor of ribonucleotide reductase which targets cancer cells could act as a therapeutic agent. The Company has initiated a program to develop inhibitors of ribonucleotide reductase based on technology developed by Dr. Sartorelli and licensed under the Yale/OncoRx Agreement. The Company has licensed from Yale patented technology related to ribonucleotide reductase inhibitors. The Company has completed animal studies necessary to determine the pharmacological and toxicological profiles of its lead compound, Triapine (previously known as 3-AP or OCX-0191) . Triapine has demonstrated significant in vitro and in vivo activity against murine L1210 leukemia, the murine M109 lung carcinoma, and the human A2780 ovarian carcinoma. The Company filed an Investigational New Drug (IND) application for Triapine in December, 1997 and received clearance one month later from the FDA to proceed with Phase I clinical trials. The Company is in the process of initiating these studies at the University of Miami Hospital and Miami VA Hospital. Triapine's target indications are for solid tumors such as lung, breast, and colorectal cancer, and melanoma.

         TAPET. TAPET stands for Tumor Amplified Protein Expression Therapy, an enabling platform technology featuring a novel gene therapy vector for the treatment of cancer. Originated at Yale University and advanced at Vion and Yale with Vion's sponsorship, the TAPET system uses genetically-engineered bacteria as vectors to effectively target cancerous tumors, amplify within tumors and deliver prodrug converting enzymes and genes that are capable of regulating cell growth in tumor tissue. Screened for their significant activity in tumors, TAPET organisms selectively target and infect tumors, rapidly multiplying in them by several orders of magnitude relative to normal tissue. Bacteria from the genus Salmonella, attenuated for virulence, were chosen because they multiply rapidly, can be easily modified genetically and have been found to grow under both aerobic (air) and anaerobic (lack of air) conditions, such as those that occur within solid tumors. The microorganisms have been designed to be highly selective for tumor tissue, greater than in normal tissue, and as an additional safeguard, the possibility for infection of normal tissue has been attenuated by bioengineering the organisms. In addition, TAPET vectors are designed to remain fully sensitive to antibiotics. This sensitivity allows for greater control since the vector can be cleared from the body in the presence of an antibiotic at any time during therapy. Tumor localization has been shown in animal models using TAPET strains in 12 tumor models including models of melanoma, breast, lung, colon, renal and liver cancer. Having developed this vector, the expression of multiple genes that are capable of regulating prodrug converting enzymes has been achieved. For example, the program has demonstrated in vivo activity for a bacterial strain which expresses the herpes simplex virus thymidine kinase gene for the conversion of ganciclovir to its toxic phosphorylated forms. To Vion's knowledge, the TAPET discovery effort is the only vector-based research program currently underway that is studying the use of bacterial as opposed to viral vectors for the treatment of cancer. Whereas viral vectors are delivered locally, TAPET bacterial vectors are delivered systemically, allowing for the potential treatment of tumors throughout the body whether their location is known or not. As a platform technology, Vion is developing a portfolio of TAPET organisms for itself and potential partners to deliver prodrug converting enzymes and/or cytokines to tumors. The Company believes that TAPET is unique in its ability to target solid tumor tissue and the vector's ability toreproduce at high levels within tumor tissue. Vion is developing TAPET in preclinical studies.

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


OTHER POTENTIAL PRODUCT CANDIDATES

         Melasyn(TM). Pursuant to a license agreement with Yale (the "Melasyn License"), the Company has obtained rights to a synthetic form of melanin which the Company has named Melasyn. Melanin is a pigment formed by cells in the skin which gives skin its color and protects it from sun damage by absorbing ultraviolet rays. Melasyn is a readily soluble form of melanin making it a novel and useful ingredient for formulation of skin care products and cosmeceuticals. In February, 1998 Vion agreed to license its Melasyn technology in an exclusive worldwide agreement with San Mar Laboratories, a leading manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the agreement, Vion will grant an exclusive worldwide license to San Mar for the manufacture and sales of products containing Melasyn. Vion will receive a royalty on products sold by San Mar with guaranteed annual royalties over an initial three year period.

         The Company has also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any other products or product candidates which the Company presently plans to pursue, although the Company still has substantial financial commitments to Yale pursuant to such agreement. See '--Sponsored Research and License Agreements.'

         Termination of Berkeley Agreement. In October, 1997 the Company terminated a research agreement with The Regents of the University of California on behalf of the Berkeley Campus with regard to certain microfiltration technology and decided not to pursue negotiations to obtain licenses or options to obtain licenses for certain inventions resulting from this research. There are no continuing liabilities to the Company stemming from prior funding of this research.


COLLABORATIVE ARRANGEMENTS

         The Company is seeking collaborative agreements with pharmaceutical or biotechnology companies to develop certain of its product candidates. The Company believes that these arrangements will permit the Company to develop certain of its product candidates without incurring the substantial costs associated with development and may also provide an additional source of financing.

         In November, 1997 Boehringer Ingelheim International GmbH of Ingelheim, Germany and the Company announced that the two companies entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin (porfiromycin), the Company's lead anti-cancer agent. Promycin, a bioreductive alkylating agent, is currently being investigated in Phase III clinical trials for use in combination with radiation therapy for solid tumors of the head and neck.

         The strategic agreement provides the Company with exclusive co-promotion rights to Promycin in North America. Roxane Laboratories, Inc. (a subsidiary of Boehringer Ingelheim) in the U.S. and the Company will co-promote Promycin in the United States. Boehringer Ingelheim will have exclusive worldwide rights to market and sell Promycin outside North America. In exchange for these rights, Boehringer Ingelheim paid the Company up front licensing fees, and is obligated to pay development milestones and royalties on future sales of Promycin outside North America.

         Both Boehringer Ingelheim and the Company will share in worldwide development costs. In addition, Boehringer Ingelheim made an equity investment in Vion at a premium to the then current market price. Vion will manufacture and supply Promycin for all territories.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

         Yale/OncoRx Agreement. Pursuant to a License Agreement dated August 31, 1994, as amended, Yale granted to Vion an exclusive, non-transferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The licensed technology includes several of the core technologies on which the Company initially intends to focus. See '--Research and Development.' The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. The Yale/OncoRx Agreement also provides that if Yale, pursuant to its own research, identifies potential commercial opportunities for the inventions and research, Yale will give the Company a first option to negotiate a commercial license for such commercial opportunities. Pursuant to the Yale/OncoRx Agreement, the Company issued to Yale 159,304 shares of common stock, granted certain registration rights to Yale with respect to these shares of Common Stock and made a payment of $50,000. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals. In July 1997 the Company and Yale amended this license agreement and the Yale/MelaRx Agreement to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued an additional 150,000 shares of common stock to Yale. The Company has agreed with Yale that the Company will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect the Company's rights in other products.

         Subsequent to entering into the Yale/OncoRx Agreement, the Company paid $345,000 as unrestricted grants to fund certain research at Yale, including research in Dr. Cheng's laboratory. The Company made additional unrestricted grants to Yale of $345,000 in November 1995 and November 1996, and $86,250 in September 1997 for continued support of this research. There can be no assurance that these funds will be used to conduct research relating to products which the Company desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/OncoRx Agreement, the Company may be unable to utilize such technologies unless it negotiates additional license agreements.

         Yale/MelaRx Agreement. Pursuant to a Research Agreement dated September 23, 1988, as amended and restated as of August 1, 1992, Yale has agreed to perform a research program under the supervision of Dr. John Pawelek, while he is employed by Yale. The research program has primarily involved synthetic melanin and products designed to control the effects of ultraviolet radiation. In addition, under the Company's TAPET program, Dr. Pawelek is conducting certain research regarding the use of a bacterial vector in connection with genetic therapy for melanoma. The Company has agreed to reimburse Yale for its direct and indirect costs in connection with the research program in an amount currently equal to $899,023 per year. Except to the extent of inventions made solely by the Company's employees, Yale will be the owner of any inventions resulting from the research and the Company will have an option to obtain an exclusive license (to the extent Yale has the right to grant such a license) with respect to the inventions. The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a non-transferable worldwide exclusive license to three inventions relating to gene therapy for melanoma. Pursuant to this agreement the Company paid Yale a $100,000 fee and has agreed to make milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues. The Yale/MelaRx Agreement is for a term ending June 30, 1998, subject to earlier termination by the Company if Dr. John W. Pawelek is no longer the principal investigator. The Company is in discussions with Yale to extend this agreement.

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

          In connection with the Yale/MelaRx Agreement, the Company is the exclusive licensee of a number of filed patent applications relating to the Company's TAPET platform technology which provide for methods for diagnosing and/or treating various solid tumor cancers, including but not limited to melanoma, lung cancer, breast cancer and colon cancer. The Company is also the exclusive licensee of issued United States and foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. Of the United States patents and patent applications, however, only two pending patent applications are relevant to the Company's Melasyn product(s). The Company has filed or plans to file corresponding applications relevant to the Melasyn products for patent protection in foreign countries.

          In connection with the Yale/OncoRx Agreement, the Company is the exclusive licensee of four issued and one pending United States patents relating to its alkylating agent prodrug technology, including patents relating to novel sulfonylhydrazine methylating agents and their use for treatment of trypanosomiasis and cancer and to novel 1-alkyl-2-acyl-1,2-disulfonylhydrazines and their use for controlling neoplastic cell growth. The Company is also the exclusive licensee of a number of issued and pending United States and foreign patent applications relating to (beta)-L-Fd4C and (beta)-L-FddC, their composition and use for the treatment of HIV and HBV infections and their use in combination with other anti AIDS agents, a pending United States patent application relating to 3TC and its use for the treatment of hepatitis B virus
(HBV) infection, as well as issued patents and patent applications related to TriapineTM and other ribonucleotide reductase inhibitors.

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

         The U.S. Patent and Trademark Office has issued patents to Yale University covering the composition of matter and method of use of (beta)-L-Fd4C and of (beta)-L-FddC for treating HBV and

HIV, and Yale has licensed to the Company exclusive worldwide rights to the patents including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. In addition Yale has also licensed to the company rights to a pending patent application covering the use of these agents in combination with other nucleoside anti-HIV drugs.

         With respect to (beta)-L-FddC, the Company is aware that patent applications have been filed by Biochem Pharma, Inc. that relate to
(beta)-L-FddC and its use as an anti-HBV agent. These patent application(s) claim priority to a United Kingdom patent application having a filing date earlier than the filing dates of all the applications and issued patents relating to (beta)-L-FddC that have been licensed to the Company. In the event that an interference were to be declared the Company believes that it may be able to prove that it is entitled in its licensed, issued patent to priority of invention for claims directed to the composition and use of (beta)-L-FddC as an anti-HBV agent. However, there is a risk that the Company will not prevail in proving that it is so entitled, and that others will be awarded patent protection for such claims.

         The Company is aware that patent applications, some of which have issued as patents, have been filed by IAF Biochem International, Inc., Emory University, Glaxo Group Limited and the University of Georgia Research Foundation, that relate to, enantiomerically enriched racemic mixtures containing 3TC, methods of preparation, and use of 3TC or racemic mixtures containing 3TC as an antiviral agent. Some of these patent applications have earlier filing dates than the patent applications licensed to the Company, and thus may prevent the Company from obtaining patent protection in the applications it has licensed. The Company believes that it may be able to prove that it is entitled in its licensed applications to priority of invention for claims directed to the use of 3TC as an anti-HBV agent. However, there is a substantial risk that the Company will not prevail in proving that it is so entitled, and that others will be awarded patent protection for such claims. The patent applications filed by third parties that relate to 3TC will likely prevent the Company from obtaining product claims to 3TC in the patent applications it has licensed. If the Company were able to obtain a patent with claims directed to the use of 3TC as an anti-HBV agent, it would have the right to exclude only from using 3TC as an anti-HBV agent. Other third parties, in addition to those described above, may also have filed patent applications relating to 3TC, (beta)-L-FddC and (beta)-L-Fd4C and/or their uses as anti-HBV agents.

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

         Orphan Drug Designation. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an 'orphan' drug for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the U.S. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered which could significantly affect the Orphan Drug law. The Company received Orphan Drug designation for Promycin in September, 1995 to treat head and neck cancer and in May, 1997 received FDA approval of its request for orphan drug status for the use of Promycin to treat cervical cancer. It intends to seek this designation for other products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any orphan drug designation obtained by the Company.

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

         Upon FDA approval of one of the Company's product candidates, the Company would develop a sales force targeting oncology doctors and clinics to market its products. The Company currently has no marketing or sales staff and there can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

HUMAN RESOURCES

         As of December 31, 1997, the Company had 31 full-time employees, including 22 scientists and technicians. The Company has plans to hire 11 additional employees over the next 12 months to support continuing progress in both research and development. The Company's employees are not covered by any collective bargaining agreement.

 ITEM 2.  PROPERTIES

         The Company is currently leasing approximately 19,000 square feet of office and laboratory space on three floors of a building at 4 Science Park, New Haven, Connecticut. The lease is for a three-year term ending in 1999 at a rental of $164,245 per year, with a right to renew for an additional three years. The Company believes that its current space will meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There is no material legal proceeding pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Vion Pharmaceuticals, Inc. during the fourth quarter of fiscal year 1997.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Common Stock of the Company has traded on The Nasdaq SmallCap MarketSM under the symbol VION since April 29, 1996. From August 14, 1995 to April 26, 1996 the Common Stock traded on The Nasdaq SmallCap MarketSM under the symbol OCRX. The following table reflects the range of high and low bid prices of the Company's Common Stock for each of the calendar quarters in 1996 and 1997. This information is based on closing bid prices as reported by The Nasdaq Stock MarketSM and such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                      1996                                 1997
                                           ----------------------------       -------------------------------
                                               HIGH           LOW                HIGH             LOW
               First Quarter                  4-3/4            3                6-1/4              3
               Second Quarter                 7-3/4          3-1/2              5-1/8            3-3/8
               Third Quarter                  5-1/4          3-3/4              5-7/16           3-5/8
               Fourth Quarter                4-11/16         2-7/8                6             2-13/16


RECENT SALES OF UNREGISTERED SECURITIES

         On August 20, 1997, the Company completed a private placement of 4,850 shares of Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of the Class B Preferred Stock may also be eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. At year-end, 3,903 shares of Class B Convertible Preferred Stock were convertible into 987,766 shares of the Company's common stock, including an accretion of 8% per annum. In addition, 689 shares of Class B Convertible Preferred Stock were convertible into 225,700 shares of the Company's common stock, including an accretion of 8% per annum and dividends. The Class C Preferred Stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ended on the closing date and is not entitled to dividends.

         The sale of the shares described above were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of these securities was without the use of an underwriter.

         On November 24, 1997, the Company and Boehringer Ingelheim International GmbH of Germany entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin. In connection with this transaction, the Company received net proceeds of $2,869,801 from the sale of 448,336 shares of common stock to Boehringer Ingelheim International GmbH at a premium to the then current market price.

HOLDERS

         At February 10, 1998 there were approximately 220 holders of record of common stock.

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

         The certificate of designations for the Company's Class B Convertible Preferred Stock (`Class B Preferred Stock') provides that holders of Class B Preferred Stock may receive a special dividend payable in Class C Convertible Preferred Stock if they convert their Class B Preferred Stock into the Company's common stock under certain circumstances. Payment of such dividends is dependent upon the holding period of the Class B Preferred Stock. The holders of the Class C Convertible Preferred Stock are not entitled to receive dividends on the Class C Convertible Preferred Stock.

         The Company currently intends to retain any future earnings to finance the growth and development of its business.

ITEM 6.  PLAN OF OPERATIONS

GENERAL

         The Company is a development stage biopharmaceutical company. Its activities to date have consisted primarily of research and development sponsored by it pursuant to two separate license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing its facilities and raising equity and debt financing. The Company's revenues consist of research grants, technology license fees and reimbursements for research expenses. The Company has not generated any revenues from product sales and has incurred substantial operating losses from its activities.

         The Company intends to use a substantial portion of the net proceeds of its August, 1997 private financing, equity investment, initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with Boehringer Ingelheim International GmbH to fund its plan of operations, which includes the following elements through December 1998:

      Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. During the next twelve months, the Company plans to hire eleven additional employees primarily in research and development positions.

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


         The Company currently estimates that anticipated revenues, the remaining net proceeds of its private placement in August, 1997, equity investment, initial payments and reimbursed cost sharing from the agreement with Boehringer Ingelheim International GmbH and its existing cash and equivalents will be sufficient to fund its planned operations until approximately December 1998. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of December 31, 1997 the Company estimates that the amount required to fund operations for the next twelve months is at approximately $15,400,000, of which approximately $6,100,000 is subject to reimbursement under the terms of a collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         The Company has not made an assessment of its Year 2000 issues, although the Company believes that there will not be a material impact on its operations.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in this Form 10-KSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to: the inability to raise additional capital, the possibility that any or all of the Company's products or procedures are found to be ineffective or unsafe, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, and the possibility that third parties will market a product equivalent or superior to the Company's product candidates.

ITEM 7.    FINANCIAL STATEMENTS

         This information appears in a separate section of this report following
Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 10. EXECUTIVE  COMPENSATION

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 EXHIBIT
NUMBER  DESCRIPTION

   2.1 -- Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. andOncoRx, Inc. dated as of April 19, 1995(1)
   2.2  -- Certificate of Merger, dated April 20, 1995(1)
   3.1 -- Restated Certificate of Incorporation of the Registrant, as amended(2)
   3.2  -- By-laws of the Registrant(1)
   4.1  -- Form of Bridge Note(1)
   4.2 -- Form of Warrant Agreement for Warrants issued in connection with the bridge financing(1)
   4.3  -- Form of Underwriter's Unit Purchase Option(1)
   4.4  -- Form of Placement Agent's Warrant(1)
   4.5  -- Form of Warrant Agreement for Class A and Class B Warrants(1)

  10.1  -- License Agreement between Yale University and Old OncoRx, dated as of August 31, 1994(1)
  10.2  -- Letter Agreement between YaleUniversity and Old OncoRx dated August 19, 1994(1)
  10.3  -- Extension Agreement between Yale University and MelaRx
           Pharmaceuticals, Inc., dated as of July 1, 1992(1)
  10.4 -- Form of License Agreement between Yale University and MelaRx Pharmaceuticals, Inc.(1)
  10.5  -- Letter Agreement between YaleUniversity and MelaRx
           Pharmaceuticals, Inc., dated as of February 2, 1995(1)
  10.6 -- Research Agreement between The Regents of the University of California and MicroFab Biosystems, Inc., dated as of July 25, 1994
           (1)

  10.7 -- Option Agreement between The Regents of the University of California and MicroFab Biosystems, Inc. dated as of July 25, 1994(1)
  10.8 -- Consulting Agreement between Mauro Ferrari and MicroFab Biosystems, Inc., dated as of July 25,1994(1)
  10.9 -- Option Agreement between MelaRx Diagnostics Inc. and Response Biomedical Corp., dated as of March 30, 1995(1)
  10.10 -- Distribution Agreement between MelaRx Diagnostics Inc. and Response Biomedical Corp., dated April 4, 1995(1)
  10.11 -- Employment Agreement between the Registrant and John A.
           Spears, dated as of January 16, 1995(1)
  10.12 -- 1995 Stock Option Plan of Old OncoRx(1)
  10.13 -- Stock Option Agreement between Old OncoRx and John A. Spears, dated February 2, 1995(1)
  10.14 -- Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas Mizelle, dated as of July 29, 1994(1)
  10.15 -- Marketing Services Agreement between MelaRx Pharmaceuticals, Inc.
           and Creative Polymers, Inc. dated as of March 21, 1994(1)
  10.16 -- Amended and Restated 1993 Stock Option Plan of the Registrant(3)
  10.17 -- Lease Agreement between Science Park Development Corporation and
           Vion Pharmaceuticals, Inc., dated as of February 1, 1996
  10.18 -- Option Agreement between the Registrant and PMP, Inc., dated April 27, 1995(1)
  10.19 -- Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995(1)
  10.20 -- Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995(1)
  10.21 -- Form of Indemnification Agreement(1)
  10.22 -- Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995(1)
  10.23 -- Lease between Science Park Development Corporation and OncoRx, Inc. dated August 10, 1995(4)
  10.24 -- Master Lease Agreement between Citicorp Leasing, Inc. and OncoRx, Inc. dated September 27, 1995(4)
  10.25 -- Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (5)
  10.26 -- Clinical Development Agreement between Vion Pharmaceuticals, Inc. Covance Clinical Research Unit Ltd. and Covance Inc. (Confidential treatment has been granted with regard to certain provisions of this exhibit) (6)
  10.27 -- Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997
           (6)
  10.28 -- Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997
           (6)
  10.29 -- Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (Confidential treatment has been requested with regard to certain provisions of this exhibit)
  10.30 -- Sale and Leaseback Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of December 10, 1997
   21.1 -- Subsidiaries of the Registrant
   23.1 -- Consent of Ernst & Young L.L.P.
   27.1 -- Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(2) Incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarterly period ended September 30, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-39407), effective November 4, 1997.

(4) Incorporated by reference to the Quarterly Report on form 10-QSB for the quarter ended September 30, 1995.

(5) Incorporated by reference to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1996.

(6) Incorporated by reference to the Quarterly Report on form 10-QSB for the quarter ended June 30, 1997.


(b) Reports on Form 8-K.

              During the final quarter of the Company's 1997 fiscal year, the Company filed with the Commission on December 1, 1997 a Current Report on Form 8-K dated November 28, 1997 regarding consummation of its strategic partnership with Boehringer Ingelheim International GmbH.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: MARCH 11, 1998                              VION PHARMACEUTICALS, INC.
       --------------


                                           By:      /S/ THOMAS E. KLEIN
                                                    -------------------
                                                        Thomas E. Klein
                                                    Vice President, Finance and
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                              DATE


/S/  WILLIAM R. MILLER         Chairman of the Board              March 11, 1998
--------------------------
William R. Miller



/S/     JOHN A. SPEARS         Director, President and Chief      March 11, 1998
--------------------------
John A. Spears                 Executive Officer (Principal
                               Executive Officer)


/S/   THOMAS E. KLEIN          Vice President--Finance and        March 11, 1998
--------------------------
Thomas E. Klein                Chief Financial Officer (Principal
                               Financial and Accounting Officer)


/S/ MICHEL C. BERGERAC         Director                           March 11, 1998
--------------------------
Michel C. Bergerac



/S/      FRANK T. CARY         Director                           March 11, 1998
--------------------------
Frank T. Cary



/S/         A. E. COHEN        Director                           March 11, 1998
--------------------------
A. E. Cohen

SIGNATURE                      TITLE                              DATE


/S/  JAMES FERGUSON            Director                           March 11, 1998
--------------------------
 James Ferguson



/S/  MICHAEL C. KENT           Director                           March 11, 1998
--------------------------
 Michael C. Kent



/S/ ALAN C. SARTORELLI         Director                           March 11, 1998
--------------------------
 Alan C. Sartorelli



/S/  E. DONALD SHAPIRO         Director                           March 11, 1998
---------------------------
 E. Donald Shapiro



/S/  WALTER WRISTON            Director                           March 11, 1998
---------------------------
 Walter Wriston

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Audited Consolidated Financial Statements

                     Years ended December 31, 1997 and 1996

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

                         Report of Independent Auditors

The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Vion Pharmaceuticals, Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and the period from May 1, 1994 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vion Pharmaceuticals, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 and the period from May 1, 1994 (inception) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Vion Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, since commencement of operations, the Company has incurred recurring operating losses and requires substantial amounts of additional funding to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of this uncertainty.

                                             Ernst & Young LLP

Hartford, Connecticut
February 6, 1998

CONSOLIDATED BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                   DECEMBER 31, 1997
                                                                                     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $  3,890,621
     Short-term investments (Includes $2,777,088 restricted)                            7,088,540
     Accounts receivable                                                                  728,899
     Other current assets                                                                 118,752
                                                                                     ------------
       Total current assets                                                            11,826,812
     Property and equipment, net                                                        1,301,680
     Security deposits                                                                     34,894
     Research contract prepayments                                                        416,945
                                                                                     ------------
       Total assets                                                                  $ 13,580,331
                                                                                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                        $    274,853
     Accounts payable and accrued expenses                                              1,008,210
                                                                                     ------------
       Total current liabilities                                                        1,283,063
     Obligation under capital lease - long term                                           472,578
                                                                                     ------------
       Total Liabilities                                                                1,755,641
                                                                                     ------------

Shareholders' equity:
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
       3,500,000 shares; issued and outstanding: 757,632 shares                             7,576
     Class B convertible preferred stock, $0.01 par value, authorized:
       100,000 shares; issued and outstanding: 4,592 shares                                    46
     Class C convertible preferred stock, $0.01 par value, authorized:
       25,000 shares; issued and outstanding: 0 shares                                          0
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
       issued and outstanding: 9,833,934                                                   98,339
     Additional paid-in capital                                                        34,903,191
     Deferred compensation                                                                (72,128)
     Accumulated deficit                                                              (23,112,334)
                                                                                     ------------
                                                                                       11,824,690
                                                                                     ------------
     Total liabilities and shareholders' equity                                      $ 13,580,331
                                                                                     ============

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                               FOR THE PERIOD
                                                                                               FROM MAY 1, 1994
                                                                                               (INCEPTION)
                                                                                               THROUGH
                                                            YEAR ENDED DECEMBER 31,            DECEMBER 31,
                                                       --------------------------------        ------------
                                                           1997                1996                1997
                                                       ------------        ------------        ------------
Revenues:
    Contract research grants                           $     48,221        $     51,779        $    100,000
    Research support                                      1,222,912                   0           1,222,912
    Technology license revenues                           4,000,000                   0           4,000,000
                                                       ------------        ------------        ------------
         Total revenues                                   5,271,133              51,779           5,322,912
Operating expenses:
    Research and development                              7,675,486           5,975,089          16,783,775
    General and administrative                            2,639,486           2,113,077           6,837,882
    Nonrecurring collaboration restructuring fee            600,000                   0             600,000
    Purchased research and development                            0                   0           4,481,405
    Amortization of finance charges                               0                   0             345,439
Interest income                                            (343,911)           (437,993)           (865,948)
Interest expense                                             43,666              10,285              99,113
                                                       ------------        ------------        ------------
    Net loss                                           $( 5,343,594)       $( 7,608,679)       $(22,958,754)
                                                       ============        ============        ============
Basic and diluted net loss per share                   $      (0.62)       $      (1.00)
                                                       ------------        ------------        ------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER"S EQUITY

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                               Class A              Class B
                                                             Convertible          Convertible
                                                          Preferred Stock      Preferred Stock             Common Stock
                                                         -----------------     ---------------             ------------
                                                        Shares      Amount     Shares     Amount       Shares       Amount
Common stock issued for cash - July 1994                      0        $0           0         $0      $2,693,244    $26,932
Common stock issued for services - August 1994                                                           159,304      1,593
Net loss
                                                     ----------  --------   ---------        ---       ---------     ------
Balance - December 31, 1994                                   0         0           0          0       2,852,548     28,525
Stock options issued for compensation -
    February 1995
Reverse acquisition of MelaRx
    Pharmaceuticals, Inc. - April 1995                                                                 2,000,000     20,000
Shares repurchased pursuant to
    employment agreements - April 1995                                                                  (274,859)    (2,749)
Private placement of common stock - April 1995                                                            76,349        763
Warrants issued with bridge notes - April 1995
Initial public offering of units of one common share,
    one Class A warrant and one Class B warrant at
    $4.00 per unit - August 1995 and September 1995                                                    2,875,000     28,750
Issuance of common stock                                                                                   1,250         13
Receipts from sale of unit purchase option
Net loss
                                                     ----------  --------   ---------        ---       ---------    -------
Balance at December 31, 1995                                  0         0           0          0       7,530,288     75,302
Issuance of Class A convertible preferred stock       1,250,000    12,500
Conversion of Class A convertible preferred stock      (164,970)   (1,650)                               458,255      4,582
Issuance of common stock                                                                                  29,418        294
Class A convertible preferred stock dividend             21,998       220
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                    ----------   -------    --------         ---      ----------    -------
Balance at December 31, 1996                         1,107,028   $11,070           0          $0       8,017,961    $80,178
                                                    ----------   -------    --------         ---      ----------    -------
Conversion of Class A convertible preferred stock     (396,988)   (3,970)                              1,102,757     11,028
Conversion of Class B convertible preferred stock                               (258)        (3)          64,642        647
Compensation associated with stock options grants
Extension/reissuance of underwriter warrants
Exercise of warrants                                                                                         238          3
Issuance of common stock                                                                                 598,336      5,983
Exercise of stock options                                                                                 50,000        500
Class A convertible preferred stock dividend            47,592       476
Issuance of Class B convertible preferred stock                                4,850          49
Accretion of dividend payable on Class B convertible
    preferred stock
Amortization of deferred compensation
Net loss
                                                    ----------   -------    --------         ---      ----------    -------
Balance at December 31, 1997                           757,632    $7,576       4,592         $46      $9,833,934    $98,339
                                                    ----------   -------    --------         ---      ----------    -------


                                                            Additional                                             Total
                                                             Paid-In          Deferred         Accumulated      Stockholders'
                                                             Capital        Compensation         Deficit           Equity
Common stock issued for cash - July 1994                           $0                 $0          ($19,877)           $7,055
Common stock issued for services - August 1994                                                      (1,176)              417
Net loss                                                           $0                 $0          (475,946)         (475,946)
                                                          -----------           --------        ----------        ----------
Balance - December 31, 1994                                         0                  0          (496,999)         (468,474)
Stock options issued for compensation -
    February 1995                                             540,000                                                540,000
Reverse acquisition of MelaRx
    Pharmaceuticals, Inc. - April 1995                      4,300,000                                              4,320,000
Shares repurchased pursuant to
    employment agreements - April 1995                                                               2,029              (720)
Private placement of common stock -  April 1995               205,237                                                206,000
Warrants issued with bridge notes -  April 1995               200,000                                                200,000
Initial public offering of units of one common share,
    one Class A warrant and one Class B warrant at
    $4.00 per unit - August 1995 and September 1995         9,667,460                                              9,696,210
Issuance of common stock                                          488                                                    501
Receipts from sale of unit purchase option                        250                                                    250
Net loss                                                                                         (9,530,535)      (9,530,535)
                                                          -----------           --------        -----------      -----------
Balance at December 31, 1995                               14,913,435                  0        (10,025,505)       4,963,232
Issuance of Class A convertible preferred stock            11,518,552                  0                          11,531,052
Conversion of Class A convertible preferred stock              (2,932)                                                     0
Issuance of common stock                                      102,426                                                102,720
Class A convertible preferred stock dividend                                                           (220)               0
Compensation associated with stock option grants              190,407           (190,407)                                  0
Amortization of deferred compensation                                             83,647                              83,647
Net loss                                                                                         (7,608,679)      (7,608,679)
                                                          -----------           --------        -----------      -----------
Balance at December 31, 1996                              $26,721,888          ($106,760)      ($17,634,404)      $9,071,972
                                                          -----------           --------        -----------      -----------
Conversion of Class A convertible preferred stock              (7,058)                                                     0
Conversion of Class B convertible preferred stock                (644)                                                     0
Compensation associated with stock options grants              55,643                                                 55,643
Extension/reissuance of underwriter warrants                  168,249                                                168,249
Exercise of warrants                                               (6)                                                    (3)
Issuance of common stock                                    3,463,818                                              3,469,801
Exercise of stock options                                      19,500                                                 20,000
Class A convertible preferred stock dividend                                                            (476)              0
Issuance of Class B convertible preferred stock             4,481,801                                              4,481,850
Accretion of dividend payable on Class B convertible
    preferred stock                                                                                 (133,860)       (133.860)
Amortization of deferred compensation                                             34,632                              34,632
Net loss                                                                                          (5,343,594)     (5,343,594)
                                                          -----------           ---------        -----------     -----------
Balance at December 31, 1997                              $34,903,191           ($72,128)       ($23,112,334)    $11,824,690
                                                          -----------           ---------        -----------     -----------

     The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                      FOR THE PERIOD FROM
                                                                                                      MAY 1, 1994
                                                                                                      (INCEPTION) THROUGH
                                                                    YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                                              --------------------------------        ------------
                                                                  1997                1996                1997
                                                              ------------        ------------        ------------
Cash flows from operating activities:
    Net loss                                                  $ (5,343,594)       $ (7,608,679)       $(22,958,754)
    Adjustments to reconcile net loss to
    cash flows used in operating activities
       Purchased research and development                                0                   0           4,481,405
       Amortization of financing costs                                   0                   0             345,439
       Depreciation and amortization                               303,746             125,838             455,206
       (Increase) in other current assets                         (741,016)            (87,810)           (846,665)
       Decrease/(Increase) in other assets                         192,670            (176,906)           (450,124)
       Increase in accounts payable and
          accrued expenses                                         514,083             185,054             973,678
       Accretion on Class B preferred stock                       (133,860)                  0            (133,860)
       Extension/reissuance of placement agent warrants            168,249                   0             168,249
       Stock issued for services                                   600,000                   0             600,417
       Stock options issued for compensation                        90,275              83,647             713,922
                                                              ------------        ------------        ------------
           Net cash used in operating activities                (4,349,447)       (7,478,856))         (16,651,087)
                                                              ------------        ------------        ------------
Cash flows used for investing activities:
       Purchase of marketable securities                        (8,121,720)        (11,796,338)        (22,209,166)
       Maturities of marketable securities                       5,661,626           9,459,000          15,120,626
       Acquisition of fixed assets                                (299,131)           (262,907)           (812,453)
       Cash portion of MelaRx acquisition                                0                   0               4,061
                                                              ------------        ------------        ------------
           Net cash used in investing activities                (2,759,225)         (2,600,245)         (7,896,932)
                                                              ------------        ------------        ------------
Cash flows provided by financing activities:
       Initial public offering                                           0                   0           9,696,210
       Net proceeds from issuance of common stock                2,889,801               2,720           3,206,077
       Net proceeds from issuance of preferred stock             4,481,850          11,531,052          16,012,902
       Repurchase of common stock                                        0                   0                (720)
       Net proceeds from bridge financing                                0                   0           1,704,269
       Repayments of bridge financing                                    0                   0          (2,000,000)
       Advances from stockholders                                        0                   0             250,000
       Repayments to stockholders                                        0                   0            (250,000)
       Exercise of warrants                                             (3)                  0                  (3)
       Receipts from sale of unit purchase option                        0                   0                 250
       Repayment of equipment capital lease                       (160,724)            (17,235)           (180,345)
                                                              ------------        ------------        ------------
           Net cash provided by financing activities             7,210,924          11,516,537          28,438,640
                                                              ------------        ------------        ------------
Net increase in cash                                               102,252           1,437,436           3,890,621
Cash and cash equivalents at beginning of year                   3,788,369           2,350,933                   0
                                                              ------------        ------------        ------------
Cash and cash equivalents at end of year                      $  3,890,621        $  3,788,369        $  3,890,621
                                                              ============        ============        ============

Supplemental schedule of noncash investing and financing activities:

- Capital lease obligations of $239,866 and $593,489 were incurred for the years ended December 31, 1996 and December 31, 1997, respectively, when the Company entered into leases for laboratory and office equipment.

- An investor of the Company did not exercise the option to require the Company to repurchase shares of preferred stock for $100,000, and the investor received 23,859 shares of common stock during 1996, which had been converted from previously held preferred stock.

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

1. THE COMPANY

Vion Pharmaceuticals, Inc., formerly OncoRx, Inc., (the "Company") was incorporated in May 1993 and began operations on May 1, 1994. The Company is in the development stage and is principally devoted to the research and development of therapeutic products for the treatment of cancer and cancer related disorders.

In April 1995, the Company merged into OncoRx Research Corp. a previously unaffiliated company ("Research"). The stockholders of the Company were issued shares of common and preferred stock of MelaRx Pharmaceuticals Inc. ("MelaRx"), the 100% owner of Research, in exchange for all of the outstanding shares of the Company. In August 1995, the Company completed an initial public offering ("IPO") (see Note 5) resulting in net proceeds to the Company of approximately $9,696,000. On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx, which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value).

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

The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash, cash equivalents and short term investments are not sufficient to allow it to continue operations through the 1998 calendar year. The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing required to continue operations beyond the year end. The Company has entered into discussions with several major pharmaceutical companies concerning such strategic alliances, but there can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict what funds might be available to it if it can achieve such alliances. The Company is also seeking to raise funds through additional means, including (1) private placements and recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SHORT-TERM INVESTMENTS

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt securities, which typically mature in one year or less, are classified as trading and are carried at fair value. The aggregate cost of the debt securities at December 31, 1997 was $6,978,680.

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

DEFINED CONTRIBUTION PLAN

The Company sponsors a defined contribution plan (the "Plan") that covers all employees who meet the eligibility conditions set forth in the Plan. Employee contributions to the Plan are voluntary and are based on eligible compensation, as defined therein. In accordance with the terms of the Plan, no Company contributions are made to the Plan.

SMALL BUSINESS INNOVATION RESEARCH GRANT

On September 27, 1996 the Company was awarded a Small Business Innovation Research ("SBIR") grant for the Inhibitors of Ribonucleotide Reductase program. The award was for reimbursable direct costs of up to $100,000.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The SBIR grant expired on March 30, 1997. The Company recognized $48,221 and $51,779 of revenue from the SBIR grant for reimbursement of expenses incurred for the years ended December 31, 1997 and 1996, respectively.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share:

                                                     1997               1996
                                                 -----------        -----------
Numerator:
     Net loss                                    ($5,343,594)       ($7,608,679)
     Numerator for basic and diluted
     net loss per share                          ($5,343,594)       ($7,608,679)
                                                 -----------        -----------
Denominator:
     Denominator for basic and diluted
     net loss per share                            8,670,717          7,641,546
                                                 -----------        -----------
Basic and diluted net loss per share             ($     0.62)       ($     1.00)
                                                 -----------        -----------

For additional disclosures regarding warrants and Class A and B Convertible Preferred Stock see Note 5. For additional disclosures regarding stock options see Note 6. These potentially dilutive securities were not included in diluted net loss per share as the effect would be antidilutive.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

                                                                        1997
                                                                    -----------
Office equipment                                                    $   177,331
Furniture and fixtures                                                  163,251
Laboratory equipment                                                    202,762
Leasehold improvements                                                  285,765
Leased equipment under capital lease                                    927,777
                                                                    -----------
                                                                      1,756,886
Less accumulated depreciation                                          (455,206)
                                                                    -----------
Net property and equipment                                          $ 1,301,680
                                                                    -----------

4. RESEARCH AND LICENSE AGREEMENTS

BOEHRINGER INGELHEIM AGREEMENT

On November 24, 1997, the Company and Boehringer Ingelheim International GmbH of Germany ("BI") entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R) (porfiromycin), Vion's most advanced anticancer agent. The agreement provides the Company with exclusive co-promotion rights to Promycin in the United States and Canada. BI will have exclusive worldwide rights to market and sell Promycin outside the United States and Canada. The Company is responsible for the manufacturing and supply of Promycin for all territories.

In exchange for these rights, the Company received $4.0 million from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI will also reimburse the Company for certain initial development costs to date and will share in future worldwide development costs.

The Company has cash equivalents and short-term investments of $10,979,161 at December 31,1997. This balance includes $2,777,088 of restricted investments for Promycin development expenses. Pursuant to the BI Agreement the Company must use the BI license fee of $4.0 million exclusively for Promycin development expenses. Including permitted earlier expenses and expenses incurred subsequent to November 24, 1997, the Company recorded $1,222,912 of Promycin development expenses as revenue under the agreement during 1997.

COVANCE AGREEMENT

During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

4. RESEARCH AND LICENSE AGREEMENTS (CONTINUED)

product candidate Promycin for the inclusion in a regulatory submission. The Company has incurred expenses of $1,633,974 for the year ended December 31, 1997 under this agreement which has been expensed as incurred as research and development.

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

The Company has an option to obtain an exclusive license for any inventions that result from research projects by Yale which are relating to synthetic melanin funded by the Company. The Company has agreed to reimburse Yale for its costs in connection with the research projects in an amount currently equal to $899,023 per year (subject to increase by up to 5% per year). The agreement is for a term ending June 30, 1998, subject to earlier termination as defined.

The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, the Company has paid Yale a $100,000 fee, and has agreed to pay milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

YALE/ONCORX AGREEMENT

Pursuant to a License Agreement dated August 31, 1994, as amended, Yale granted the Company an exclusive, nontransferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to nonpatented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

4. RESEARCH AND LICENSE AGREEMENTS (CONTINUED)

BERKELEY AGREEMENT

In October 1997, the Company terminated a research agreement with The Regents of the University of California on behalf of the Berkeley Campus with regard to certain microfiltration technology and decided not to pursue negotiations to obtain licenses or options to obtain licenses for certain inventions resulting from this research. There are no continuing liabilities to the Company stemming from prior funding of this research.

5. SHAREHOLDERS' EQUITY

On April 20, 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (see Note 1). Shortly prior to the consummation of the Merger, the Company issued 76,349 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

On August 17, 1995 and September 6, 1995, the Company completed an IPO of 2,875,000 units, consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at a price of $4.00 per unit. Each Class A Warrant entitles the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitles the holder to purchase one share of common stock. These warrants are exercisable through August 13, 2000. The net proceeds to the Company of the IPO were approximately $9,696,000 before repayment of the bridge financing noted below.

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT OF CLASS A CONVERTIBLE PREFERRED STOCK

On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is initially convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. In connection with the foregoing transaction, the Company also issued to the placement agent warrants to purchase an aggregate of 546,875 shares of the Company's common stock. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, and a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock price falls below the conversion price of the Class A Preferred Stock. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

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

PRIVATE PLACEMENT OF CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B Preferred Stock may also be eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and is not entitled to dividends.

ISSUANCE OF COMMON STOCK TO YALE UNIVERSITY

Effective July 24, 1997, the Company and Yale amended two license agreements between the parties pursuant to which Yale agreed to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale valued at $600,000.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

5. SHAREHOLDERS' EQUITY (CONTINUED)

ISSUANCE AND EXTENSION OF PLACEMENT AGENT WARRANTS

In connection with its role as placement agent for two private financings of the Company's predecessor MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 56,504 and 11,929 shares of common stock at $3.56 per share, expiring August 20, 1997 and November 1, 1997, respectively, and warrants to purchase 23,632 shares at $4.44 per share, expiring March 3, 1998. The warrants to purchase 56,504 shares of common stock at $3.56 per share expired, however on October 31, 1997 the Company agreed to reissue the expired warrants and extend the expiration date of all such warrants to July 5, 1998. The extension which was approved by the Board of Directors resulted in an expense of $168,249.

6. EMPLOYEE STOCK OPTION PLAN

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

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan originally provided for the granting of incentive stock options or non-qualified stock options to employees, officers, directors, and consultants of the Company, to purchase up to an aggregate of 534,750 shares of common stock. On January 31, 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000. The amendment to the plan was adopted by the stockholders at the Company's annual meeting on April 18, 1996. On January 29, 1997, the Board of Directors adopted an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000 which was approved by the stockholders at the Company's annual meeting on April 16, 1997. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options granted under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant. No option may be granted under the Option Plan after April 14, 2003.

Through December 31, 1996 and 1997, options to purchase an aggregate of 896,750 and 1,033,050 shares, respectively had been granted under the plan. The Company recognized $55,643 of compensation expense in

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

1997 for options granted under the plan which was a result of stock options granted to non-employees. The Company recognized $83,647 of compensation expense in 1996 for options granted under the plan which was a result of stock options granted to non-employees and the issuance of certain stock options subject to approval by the shareholders of the Company resulting in compensation expense of $51,907 and $31,740, respectively.

The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company elected subsequent to the public offering are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 5,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options granted under the Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.28% and 5.77%; volatility factors of the expected market price of the Company's common stock of .563 and .490; and a weighted-average expected life of the option of 7 years. The Company has assumed no dividend yield in 1996 and 1997 because it did not pay cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                  1996                 1997
                                             -------------        -------------
Pro forma net loss                           $  (7,824,863)       $  (5,650,169)
Pro forma basic and diluted loss
per share:                                   $       (1.02)       $       (0.65)
                                             -------------        -------------

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 follows:

                                              1996                     1997
                                       ------------------       ------------------
                                       OPTIONS WEIGHTED-AVERAGE OPTIONS WEIGHTED-AVERAGE
                                        (000)   EXERCISE PRICE   (000)   EXERCISE PRICE
                                       ------- ---------------- ------- ----------------
Outstanding - beginning
    of year                              533        $3.86         885        $3.93
Granted                                  364         4.06         136         4.53
Exercised                                 --                       --
Forfeited                                (12)        4.25         (40)        4.26
                                       -----        -----       -----        -----
Outstanding - end of year                885        $3.93         981        $4.00
                                       -----        -----       -----        -----
Exercisable at end of year               221        $3.71         422        $3.83
                                       -----        -----       -----        -----
Weighted-average fair
    value of options granted
    during the year                    $2.60                    $2.65
                                       -----        -----       -----        -----

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 1997 follows:

                                                                                             WEIGHT-AVERAGE
                     NUMBER OF                          NUMBER OF     WEIGHTED-AVERAGE    REMAINING CONTRACTUAL
                    OUTSTANDING    WEIGHTED-AVERAGE     OPTIONS      EXERCISE PRICE OF          LIFE OF
                      SHARES      EXERCISE PRICE OF    EXERCISABLE  OPTIONS EXERCISABLE   OPTIONS OUTSTANDING
RANGE                  (000)      OPTIONS OUTSTANDING    (000)
$3.625- $5.625          932       $     4.18              373       $     4.24            7.88 years
$2.40                     6             2.40                6             2.40            2.67 years
$.40                     43              .40               43              .40            2.67 years

A summary of the Company's stock option activity outside the Option Plan, and related information for the years ended December 31 follows:

                                                 1996                                  1997
                                       ------------------------------       -------------------------------
                                       OPTIONS       WEIGHTED-AVERAGE       OPTIONS        WEIGHTED-AVERAGE
                                        (000)         EXERCISE PRICE         (000)          EXERCISE PRICE
                                       -------       ----------------       -------        ----------------
Outstanding - beginning
    of year                              404               $.21               398               $.21
Granted                                   --                                   --
Exercised                                 (6)               .40               (50)               .40
Forfeited                                 --                                   --
                                        ----               ----              ----               ----
Outstanding - end of year                398               $.21               348               $.18
                                        ----               ----              ----               ----
Exercisable at end of year               398               $.21               348               $.18
                                        ----               ----              ----               ----

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable outside the Option Plan as of December 31, 1997 follows:

                 NUMBER OF                         NUMBER OF                                  WEIGHT-AVERAGE
                OUTSTANDING   WEIGHTED-AVERAGE      OPTIONS      WEIGHTED-AVERAGE         REMAINING CONTRACTUAL
                  SHARES      EXERCISE PRICE OF   EXERCISABLE   EXERCISE PRICE OF               LIFE OF
RANGE              (000)     OPTIONS OUTSTANDING     (000)     OPTIONS EXERCISABLE        OPTIONS OUTSTANDING
$   5.00            .5       $     5.00               .5       $     5.00                 2.67 years
$    .40            62              .40               62              .40                 2.67 years
$    .13           286              .13              286              .13                 1.08 years

7. INCOME TAXES

At December 31, 1997, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $2,390,000 and a general business credit of $346,000 expiring in 2010 through 2013. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses. Accordingly, the Company has provided a full valuation reserve against its deferred tax assets.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31
                                                                        1997
                                                                    -----------
Deferred tax assets:
    Operating loss carryforwards                                    $   988,629
    Research and development costs                                    6,110,481
    General business tax credit                                         346,407
                                                                    -----------
Total deferred tax assets                                             7,445,517
Valuation allowance for deferred tax assets                          (7,445,517)
                                                                    -----------
Net deferred tax assets                                                       0
                                                                    -----------
Total net deferred tax assets (liabilities)                         $         0
                                                                    ===========

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

8. COMMITMENTS AND CONTINGENCIES

The Company is the lessee of equipment under capital leases expiring in 2000. Effective February 1, 1996, the Company entered into a noncancelable operating lease for its facility expiring in 1999. Effective April 1, 1996, the Company entered into noncancelable operating leases for laboratory and office equipment expiring in 2000. The future minimum lease payments under the capital and operating leases as of December 31, 1997 are as follows:

                                                        CAPITAL         OPERATING
                                                         LEASE            LEASE
                                                        -------         ---------
Year ending December 31:
    1998                                               $326,312         $216,600
    1999                                                337,694           36,648
    2000                                                177,626            1,616
    Thereafter                                               --               --
                                                       --------         --------
Total minimum lease payments                            841,632          254,864
                                                                        ========
Less amount representing interest                        94,201
                                                       --------
Present value of minimum lease payments                $747,431
                                                       ========

The cost of assets under capital leases amounted to $927,777 at December 31, 1997. Accumulated amortization relating to the leased equipment amounted to $185,204 at December 31, 1997. Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $159,791, $20,692, and $185,204 for the year ended December 31, 1997, the year ended December 31, 1996, and the period from May 1, 1994 (commencement of operations) through December 31, 1997, respectively.

Rent expense amounted to $249,799, $181,093 and $468,657 for the year ended December 31, 1997, the year ended December 31, 1996, and the period from May 1, 1994 (commencement of operations) through December 31, 1997, respectively.

On December 10, 1997 the Company entered into a sale and leaseback agreement with FINOVA Technology Finance, Inc. ("FINOVA") The cost of assets under the capital lease is $360,284 which is being depreciated over the lease term of 3 years.

Under the terms of an employment agreement, the Company is obligated to pay the chief executive officer of the Company an annual salary of $180,000, increased annually by an amount no less than an annual cost-of-living adjustment, through January 1998.

A former director of the Company is a party to a Consulting and Finder's Agreement ("Agreement") with the Company. This Agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (see Note 4), until the cumulative total of such fees equal $3,000,000. Such fee continues to be payable not withstanding the director's death or incapacity until the $3,000,000 has been paid.

The Company has various commitments relating to its research agreements (see
Note 4).

9. RELATED PARTY TRANSACTIONS

A director of the Company is a principal of a management consulting firm that has rendered various consulting services for the Company. The Company paid the firm $120,000 and $60,000 for services rendered for the years ended December 31, 1996 and 1997, respectively.

The Company and one of its directors, who is affiliated with Yale University, entered into a five year consulting agreement on September 29, 1995 which is renewable for one additional year, providing for various advisory services. Under the agreement, the director receives an annual fee of $48,000.