Form 10QSB
period 1998-03-31
VION PHARMACEUTICALS INC
filed 1998-05-07
CIK 944522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _______________ to ________________

Commission file number          0-26534




                           VION PHARMACEUTICALS, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



           Delaware                                             13-3671221
           --------                                             ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)



                       4 Science Park, New Haven, CT 06511
                       -----------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 498-4210
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes  X   No
    ---      ---

         The number of shares outstanding of the issuer's sole class of common equity, as of March 31, 1998 is: 10,275,588 shares of common stock, $.01 par value.


         Transitional Small Business Disclosure Format (check one):

Yes      No   X
    ---      ---



Part 1 - Financial Information
Item 1. Financial Statements

Consolidated Balance Sheet

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                           March 31,
                                                                                              1998                December 31,
                                                                                          (Unaudited)                 1997
-----------------------------------------------------------------------------------------------------------   --------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                 $ 3,015,191            $ 3,890,621
     Short-term investments                                                                      6,045,950              7,088,540
     Accounts receivable                                                                           363,019                728,899
     Other current assets                                                                           95,069                118,752
                                                                                     ----------------------   --------------------
        Total current assets                                                                     9,519,229             11,826,812
     Property and equipment, net                                                                 1,201,479              1,301,680
     Security deposits                                                                              34,894                 34,894
     Research contract prepayment                                                                  416,945                416,945
                                                                                     ----------------------   --------------------
        Total assets                                                                          $ 11,172,547           $ 13,580,331
                                                                                     ----------------------   --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                                    $ 274,853              $ 274,853
     Accounts payable and accrued expenses                                                       1,201,316              1,008,210
                                                                                     ----------------------   --------------------
        Total current liabilities                                                                1,476,169              1,283,063
     Obligation under capital lease - long term                                                    392,521                472,578
                                                                                     ----------------------   --------------------
        Total Liabilities                                                                        1,868,690              1,755,641
                                                                                     ----------------------   --------------------
Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 1998 and 1997 - 757,632 shares                     7,576                  7,576
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 1998 - 3,477 shares 1997
        4,592 shares                                                                                    35                     46
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                                  -                      -
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1998 - 10,275,588 shares 1997 - 9,833,934 shares                   102,756                 98,339
     Additional paid-in-capital                                                                 34,911,598             34,903,191
     Deferred compensation                                                                         (63,470)               (72,128)
     Accumulated deficit                                                                       (25,654,638)           (23,112,334)
                                                                                      ---------------------    -------------------
                                                                                                 9,303,857             11,824,690
                                                                                      ---------------------    -------------------
Total liabilities and shareholders' equity                                                    $ 11,172,547           $ 13,580,331
                                                                                      =====================    ===================



  The accompanying notes and an integral part of these financial statements.



Consolidated Statement of Operations

Vion Pharmaceuticals, Inc.
(A Development Stage Company)



                                                                                                      For The Period
                                                                                                      From May 1, 1994
                                                                      Three Months Ended              (Inception) through
                                                              March 31,              March 31,               March 31,
                                                       -------------------------------------------------------------------
                                                                1998                    1997                   1998
                                                                              (Unaudited)                   (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Revenues:
    Contract research grants                                          $ 0               $ 39,740               $ 100,000
    Research support                                              274,842                      0               1,497,754
    Technology license revenues                                         0                      0               4,000,000
                                                      --------------------------------------------------------------------
           Total revenues                                         274,842                 39,740               5,597,754

Operating expenses:
    Research and development                                    2,273,522              1,521,779              19,057,297
    General and administrative                                    631,709                491,534               7,469,591
    Nonrecurring collaboration restructuring fee                        0                      0                 600,000

    Purchased research and development                                  0                      0               4,481,405
    Amortization of finance charges                                     0                      0                 345,439

Interest Income                                                  (142,874)               (99,234)             (1,008,822)
Interest Expense                                                   18,705                 11,058                 117,818
                                                     ---------------------------------------------------------------------
    Net Loss                                                 $ (2,506,220)          $ (1,885,397)          $ (25,464,974)
                                                     =====================================================================

Basic and diluted net loss per share                              $ (0.25)               $ (0.23)
                                                     ---------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.





Consolidated Statement of Changes in Shareholders' Equity

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                              Class A              Class B
                                                            Convertible          Convertible
                                                         Preferred Stock       Preferred Stock                  Common Stock
                                                     ---------------------------------------------------------------------------
                                                        Shares      Amount     Shares      Amount           Shares        Amount
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1995                                 0           0          0           0        7,530,288        75,302
                                                     -------------------------------------------------------------------------------

Issuance of Class A convertible preferred stock      1,250,000      12,500

Conversion of Class A convertible preferred stock     (164,970)     (1,650)                                458,255         4,582

Class A convertible preferred stock dividend            21,998         220

Issuance of common stock                                                                                    29,418           294

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1996                         1,107,028     $11,070          0          $0        8,017,961       $80,178
                                                     -------------------------------------------------------------------------------

Conversion of Class A convertible preferred stock     (396,988)     (3,970)                              1,102,757        11,028

Class A convertible preferred stock dividend            47,592         476

Issuance of Class B convertible preferred stock                                 4,850          49

Conversion of Class B convertible preferred stock                                (258)         (3)          64,642           647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                           238             3

Issuance of common stock                                                                                   598,336         5,983

Exercise of stock options                                                                                   50,000           500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                     -------------------------------------------------------------------------------
Balance at December 31, 1997                           757,632      $7,576      4,592        $46         9,833,934       $98,339
                                                     -------------------------------------------------------------------------------

Conversion of Class B convertible preferred stock                              (1,115)       (11)          441,654         4,417

Accretion of dividend payable on Class B convertible preferred stock

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                     -------------------------------------------------------------------------------
Balance at March 31, 1998                              757,632      $7,576      3,477        $35        10,275,588      $102,756
                                                     -------------------------------------------------------------------------------



   The accompanying notes are an integral part of these financial statements.




Consolidated Statement of Changes in Shareholders' Equity  (cont'd)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)



                                                       Additional                                            Total
                                                        Paid-in         Deferred        Accumulated       Stockholders'
                                                        Capital       Compensation        Deficit            Equity
                                                     ------------------------------------------------------------------
                                                     ------------------------------------------------------------------
Balance at December 31, 1995                          14,913,435                 0      (10,025,505)         4,963,232
                                                     ------------------------------------------------------------------

Issuance of Class A convertible preferred stock       11,518,552                                            11,531,052

Conversion of Class A convertible preferred stock         (2,932)                                                    0

Class A convertible preferred stock dividend                                                   (220)                 0

Issuance of common stock                                 102,426                                               102,720

Compensation associated with stock option grants         190,407          (190,407)                                  0

Amortization of deferred compensation                                       83,647                              83,647

Net loss                                                                                 (7,608,679)        (7,608,679)
                                                     ------------------------------------------------------------------
Balance at December 31, 1996                         $26,721,888         ($106,760)    ($17,634,404)        $9,071,972
                                                     ------------------------------------------------------------------

Conversion of Class A convertible preferred stock         (7,058)                                                    0

Class A convertible preferred stock dividend                                                   (476)                 0

Issuance of Class B convertible preferred stock        4,481,801                                             4,481,850

Conversion of Class B convertible preferred stock           (644)                                                    0

Accretion of dividend payable on Class B convertible
    preferred stock                                                                        (133,860)          (133,860)

Extension/reissuance of underwriter warrants             168,249                                               168,249

Exercise of warrants                                          (6)                                                   (3)

Issuance of common stock                               3,463,818                                             3,469,801

Exercise of stock options                                 19,500                                                20,000

Compensation associated with stock option grants          55,643                                                55,643

Amortization of deferred compensation                                       34,632                              34,632

Net loss                                                                                 (5,343,594)        (5,343,594)
                                                     ------------------------------------------------------------------
Balance at December 31, 1997                         $34,903,191          ($72,128)    ($23,112,334)       $11,824,690
                                                     ------------------------------------------------------------------

Conversion of Class B convertible preferred stock         (4,406)                                                    0

Accretion of dividend payable on Class B convertible
    preferred stock                                                                         (36,084)           (36,084)

Compensation associated with stock option grants          12,813                                                12,813

Amortization of deferred compensation                                        8,658                               8,658

Net loss                                                                                 (2,506,220)        (2,506,220)
                                                     ------------------------------------------------------------------
Balance at March 31, 1998                            $34,911,598          ($63,470)    ($25,654,638)        $9,303,857
                                                     ------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


Consolidated Statement of Cash Flows

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                         For the period
                                                                                                        from May 1, 1994
                                                                      For The Three Months             (inception) through
                                                                         Ended March 31,                     March 31,
                                                                -----------------------------------------------------------
                                                                       1998                1997                  1998
                                                                             (Unaudited)                      (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                    $ (2,506,220)        $ (1,885,397)          $ (25,464,974)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                0                    0               4,481,405
          Amortization of financing costs                                   0                    0                 345,439
          Depreciation and amortization                               122,438               57,276                 577,644
         (Increase) in other current assets                           389,563              (26,016)               (457,102)
         (Increase) in other assets                                         0              192,669                (450,124)
          Increase in accounts payable and
          accrued expense                                             193,106              (41,003)              1,166,784
          Accretion on Class B preferred stock                        (36,084)                   0                (169,944)
          Extension/reissuance of placement agent warrants                  0                    0                 168,249
          Stock issued for services                                         0                    0                 600,417
          Stock options issued for compensation                        21,471               25,862                 735,393
                                                                -----------------------------------------------------------
           Net cash (used in) operating activities                 (1,815,726)          (1,676,609)            (18,466,813)
                                                                -----------------------------------------------------------

Cash flows used for investing activities:
          Purchase of marketable securities                                 0           (1,139,610)            (22,209,166)
          Maturities of marketable securities                       1,042,590            1,723,000              16,163,216
          Cash portion of MelaRx acquisition                                0                    0                   4,061
          Acquisition of fixed assets                                 (22,238)             (25,924)               (834,691)
                                                                -----------------------------------------------------------
           Net cash provided by (used in) investing activities      1,020,352              557,466              (6,876,580)
                                                                -----------------------------------------------------------

Cash flows provided by financing activities:
          Initial public offering                                           0                    0               9,696,210
          Net proceeds from issuance of common stock                        0                    0               3,206,077
          Net proceeds from issuance of preferred stock                     0                    0              16,012,902
          Repurchase of common stock                                        0                    0                    (720)
          Net proceeds from bridge financing                                0                    0               1,704,269
          Repayments of bridge financing                                    0                    0              (2,000,000)
          Advances from stockholders                                        0                    0                 250,000
          Repayments to stockholders                                        0                    0                (250,000)
          Exercise of warrants                                              0                   (3)                     (3)
          Receipts from sale of unit purchase option                        0                    0                     250
          Repayment of equipment capital lease                        (80,056)             (37,497)               (260,401)
                                                                -----------------------------------------------------------
           Net cash provided by (used in) financing activities        (80,056)             (37,500)             28,358,584
                                                                -----------------------------------------------------------

Net increase (decrease) in cash                                      (875,430)          (1,156,643)              3,015,191
Cash and cash equivalents at beginning of period                    3,890,621            3,788,369                       0
                                                                -----------------------------------------------------------
Cash and cash equivalents at end of period                        $ 3,015,191          $ 2,631,726             $ 3,015,191
                                                                ===========================================================


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

         In April 1995, the Company merged into OncoRx Research Corp., a previously unaffiliated company ("Research"). The stockholders of the Company were issued shares of common and preferred stock of MelaRx Pharmaceuticals Inc. ("MelaRx"), the 100% owner of Research, in exchange for all of the outstanding shares of the Company. On April 20, 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx, which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value).

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

(Note B) - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB (File No.
0-26534).

 (Note C) - Private Placement of Class A Convertible Preferred Stock:

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is initially convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if converted" basis. In connection with the foregoing transaction, the Company also issued to the placement agent warrants to purchase an aggregate of 546,875 shares of the Company's common stock. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, and a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain circumstances if the Company's common stock price falls below the conversion price of the Class A Preferred Stock. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

(Note D) - Antidilution Adjustment:

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

(Note E) - Private Placement of Class B Convertible Preferred Stock:

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

 (Note F) Boehringer Ingelheim Agreement

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

         In exchange for these rights, the Company received $4,000,000 in upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI has also reimbursed the Company for certain initial development costs to date and will share in future worldwide development costs.

         The Company has cash equivalents and short-term investments of $9,061,141 at March 31, 1998. This balance includes $2,502,827 of restricted investments for Promycin development expenses. Pursuant to the BI Agreement the Company must use the BI license fee of $4,000,000 exclusively for Promycin development expenses. The Company recorded $274,842 of reimbursed Promycin development expenses as revenue during the first quarter of 1998.

(Note G) - Covance Agreement:

         During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. During the twelve months ending December 31, 1998, the Company estimates it will make payments of $5,500,000 to Covance under the Agreement. For the quarter ended March 31, 1998, the Company has incurred $548,610 under this agreement which has been expensed as incurred.

 (Note H) - Per Share Data

         The following table sets forth the computation of basic and diluted earnings per share:


                                         Three Months Ended   Three Months Ended
                                            March 31, 1998       March 31, 1997
--------------------------------------- -------------------- -------------------
Numerator:
--------------------------------------- -------------------- -------------------
     Net loss                              ($2,506,220)          ($1,885,397)

     Numerator for basic and diluted
     net loss per share                    ($2,506,220)          ($1,885,397)
--------------------------------------- -------------------- -------------------
Denominator:
--------------------------------------- -------------------- -------------------
     Denominator for basic and diluted
     net loss per share                     9,891,509             8,209,237
--------------------------------------- -------------------- -------------------
Basic and diluted net loss per share         ($0.25)               ($0.23)
--------------------------------------- -------------------- -------------------

For additional disclosures regarding warrants and Class A and B Convertible Preferred Stock see Note C, D and E. These potentially dilutive securities were not included in diluted net loss per share as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

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

         The Company intends to use a substantial portion of the net proceeds of its August, 1997 private financing, the equity investment, initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with BI to fund its plan of operations, which includes the following elements for the next 12 months:

         o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. During the next twelve months, the Company plans to hire seven additional employees.

         o Conduct Phase III clinical studies in the U.S. and Europe of Promycin for treatment of cancer of the head and neck.

               Conduct Phase I clinical studies in the U.S. of the Company's anticancer agent Triapine(TM) for safety and pharmocokinectics.

               File Investigational New Drug application(s) with the FDA and conduct Phase I clinical studies in the U.S. for the safety, tumor targeting and pharmacokinectics of several bacterial constructs using the Company's TAPET(TM) cancer therapy delivery technology.

         o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.


         The Company currently estimates that anticipated revenues, the remaining net proceeds of its private placement in August, 1997, the equity investment, initial payments and reimbursed cost sharing from the agreement with BI and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 9 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will sooner require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of March 31, 1998 the Company estimates that the amount required to fund operations for the next twelve months is at approximately $18,000,000, of which approximately $8,400,000 is subject to reimbursement under the terms of the BI collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         The Company has not made an assessment of its Year 2000 issues, although the Company believes that there will not be a material impact on its operations.

         The Company received an opinion from its auditors for the fiscal year ended December 31, 1997, expressing substantial doubt as to its ability to continue as a going concern. The Company intends to address the immediate need for additional capital by raising funds through a private placement of its securities and/or sale of stock to and upfront payments from a strategic partner, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital to fund its operations, acquisitions and new development projects.

Liquidity and Capital Resources

         At March 31, 1998, the Company had working capital of $8,043,060. The Company's most recent principal sources of funds through March 31, 1998 have been $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price related to the BI agreement and $4,481,850 net proceeds from private financing through issuance of 4,850 shares of Class B Convertible Preferred Stock.

         The Company used the proceeds of its initial public offering to repay a previous bridge financing and used the remaining funds and the proceeds of its sales of convertible preferred stock to implement its business plan, which included hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research. During the twelve months ending December 31, 1998, the Company will be required to make payments of an aggregate of $1,706,776 to Yale University under sponsored research and license agreements.

         The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond the current year. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into discussions with several major pharmaceutical companies concerning such strategic alliances, but there can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company may be required to seek to raise funds through additional means, including (1) public or private placements and recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

               27. Article 5 Financial Data Schedule for first quarter 1998.

         (b) Reports on Form 8-K.

               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VION PHARMACEUTICALS, INC.
                                             (Registrant)



                                              By: /s/ Thomas E. Klein
                                                  --------------------
                                                  Thomas E. Klein
                                                  Vice President - Finance
                                                  (Duly authorized signatory and
                                                  Chief Financial Officer)



Date:  May 7, 1998