Form 10QSB
period 1998-06-30
VION PHARMACEUTICALS INC
filed 1998-08-03
CIK 944522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

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

Yes   X    No
    -----     -----

         The number of shares outstanding of the issuer's sole class of common equity, as of June 30, 1998 is: 12,697,984 shares of common stock, $.01 par value.

         Transitional Small Business Disclosure Format (check one):

Yes        No   X
    -----     -----

Part 1 - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                       June 30,
                                                                                         1998        December 31,
                                                                                      (Unaudited)        1997
                                                                                     ------------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $  7,711,050    $  3,890,621
     Short-term investments                                                             3,963,815       7,088,540
     Accounts receivable                                                                  190,697         728,899
     Other current assets                                                                  52,104         118,752
                                                                                     ------------    ------------
        Total current assets                                                           11,917,666      11,826,812
     Property and equipment, net                                                        1,110,552       1,301,680
     Security deposits                                                                     39,094          34,894
     Research contract prepayment                                                         416,945         416,945
                                                                                     ------------    ------------
        Total assets                                                                 $ 13,484,257    $ 13,580,331
                                                                                     ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                             274,853         274,853
     Accounts payable and accrued expenses                                              1,098,442       1,008,210
                                                                                     ------------    ------------
        Total current liabilities                                                       1,373,295       1,283,063
     Obligation under capital lease - long term                                           322,439         472,578
                                                                                     ------------    ------------
        Total Liabilities                                                               1,695,734       1,755,641
                                                                                     ------------    ------------

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 1998 - 614,761 and
        1997 - 757,632 shares                                                               6,148           7,576
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 1998 - 2,932 shares 1997
        4,592 shares                                                                           29              46
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                         0               0
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 5,000 shares                                    50               0
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1998 - 12,697,984 shares 1997 - 9,833,934 shares          126,980          98,339
     Additional paid-in-capital                                                        39,606,098      34,903,191
     Deferred compensation                                                                (54,812)        (72,128)
     Accumulated deficit                                                              (27,895,970)    (23,112,334)
                                                                                     ------------    ------------
                                                                                       11,788,523      11,824,690
                                                                                     ------------    ------------
Total liabilities and shareholders' equity                                           $ 13,484,257    $ 13,580,331
                                                                                     ============    ============


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)



                                                                                                                      For The
                                                                                                                       Period
                                                                                                                        From
                                                                                                                    May 1, 1994
                                                                                                                    (Inception)
                                                         Three Months Ended              Six Months Ended             through
                                                      June 30,        June 30,        June 30,        June 30,        June 30,
                                                   ----------------------------    ----------------------------    ------------
                                                       1998            1997            1998            1997            1998
                                                           (Unaudited)                     (Unaudited)              (Unaudited)
                                                   ----------------------------    ----------------------------    ------------
Revenues:
    Contract research grants                       $    109,199    $      8,481    $    109,199    $     48,221    $    209,199
    Research support                                    147,599               0         422,441               0       1,645,353
    Technology license revenues                               0               0               0               0       4,000,000
                                                   ------------    ------------    ------------    ------------    ------------
           Total revenues                               256,798           8,481         531,640          48,221       5,854,552
Operating expenses:
    Research and development                          2,097,510       2,872,857       4,371,032       4,394,636      21,154,807
    General and administrative                          459,067         491,058       1,090,776         982,592       7,928,658
    Nonrecurring collaboration restructuring fee              0               0               0               0         600,000

    Purchased research and development                        0               0               0               0       4,481,405
    Amortization of finance charges                           0               0               0               0         345,439

Interest Income                                        (106,191)        (78,795)       (249,065)       (178,029)     (1,115,013)
Interest Expense                                         15,712          10,744          34,417          21,802         133,530
                                                   ------------    ------------    ------------    ------------    ------------
    Net Loss                                       $ (2,209,300)   $ (3,287,383)   $ (4,715,520)   $ (5,172,780)   $(27,674,274)
                                                   ------------    ------------    ------------    ------------    ------------

Basic and diluted net loss per share               $      (0.21)   $      (0.39)   $      (0.46)   $      (0.62)
                                                   ------------    ------------    ------------    ------------    ------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                                       Class A                Class B             5% Convertible
                                                                     Convertible            Convertible          Preferred Stock
                                                                   Preferred Stock        Preferred Stock          Series 1998
                                                               ------------------------------------------------------------------
                                                                 Shares      Amount     Shares       Amount     Shares     Amount
                                                               ------------------------------------------------------------------
Balance at December 31, 1995                                           0          0          0           0
                                                               ---------    -------     ------        ----      -----         ---
Issuance of Class A convertible preferred stock                1,250,000     12,500

Conversion of Class A convertible preferred stock               (164,970)    (1,650)

Class A convertible preferred stock dividend                      21,998        220

Issuance of common stock

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                               ---------    -------     ------        ----      -----         ---
Balance at December 31, 1996                                   1,107,028    $11,070          0        $  0          0         $ 0
                                                               ---------    -------     ------        ----      -----         ---
Conversion of Class A convertible preferred stock               (396,988)    (3,970)

Class A convertible preferred stock dividend                      47,592        476

Issuance of Class B convertible preferred stock                                          4,850          49

Conversion of Class B convertible preferred stock                                         (258)         (3)

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants

Issuance of common stock

Exercise of stock options

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                               ---------    -------     ------        ----      -----         ---
Balance at December 31, 1997                                     757,632     $7,576      4,592        $ 46          0         $ 0
                                                               ---------    -------     ------        ----      -----         ---
Conversion of Class B convertible preferred stock                                       (1,660)        (17)

Accretion of dividend payable on Class B convertible preferred stock

Conversion of Class A convertible preferred stock               (161,824)    (1,618)

Class A convertible preferred stock dividend                      18,953        190

Issuance of Series 1998 convertible preferred stock                                                             5,000          50

Issuance of common stock

Exercise of stock options

Exercise of warrants

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                               ---------    -------     ------        ----      -----         ---
Balance at June 30, 1998                                         614,761    $ 6,148      2,932        $ 29      5,000         $50
                                                               ---------    -------     ------        ----      -----         ---


                                                                      Common Stock           Additional
                                                               ------------------------        Paid-in         Deferred
                                                                  Shares         Amount        Capital       Compensation
                                                               ----------------------------------------------------------
Balance at December 31, 1995                                     7,530,288       75,302      14,913,435                 0
                                                               -----------     --------     -----------         ---------

Issuance of Class A convertible preferred stock                                              11,518,552

Conversion of Class A convertible preferred stock                  458,255        4,582          (2,932)

Class A convertible preferred stock dividend

Issuance of common stock                                            29,418          294         102,426

Compensation associated with stock option grants                                                190,407          (190,407)

Amortization of deferred compensation                                                                              83,647

Net loss
                                                               -----------     --------     -----------         ---------
Balance at December 31, 1996                                     8,017,961     $ 80,178     $26,721,888         $(106,760)
                                                               -----------     --------     -----------         ---------
Conversion of Class A convertible preferred stock                1,102,757       11,028          (7,058)

Class A convertible preferred stock dividend

Issuance of Class B convertible preferred stock                                               4,481,801

Conversion of Class B convertible preferred stock                   64,642          647            (644)

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants                                                    168,249

Exercise of warrants                                                   238            3              (6)

Issuance of common stock                                           598,336        5,983       3,463,818

Exercise of stock options                                           50,000          500          19,500

Compensation associated with stock option grants                                                 55,643

Amortization of deferred compensation                                                                              34,632

Net loss
                                                               -----------     --------     -----------         ---------
Balance at December 31, 1997                                     9,833,934     $ 98,339     $34,903,191         $ (72,128)
                                                               -----------     --------     -----------         ---------
Conversion of Class B convertible preferred stock                  605,413        6,054          (6,037)

Accretion of dividend payable on Class B convertible preferred stock

Conversion of Class A convertible preferred stock                  449,515        4,495          (2,877)

Class A convertible preferred stock dividend

Issuance of Series 1998 convertible preferred stock                                           4,738,746

Issuance of common stock                                         1,792,952       17,930        (107,519)

Exercise of stock options                                           13,500          135          50,265

Exercise of warrants                                                 2,670           27           4,703

Compensation associated with stock option grants                                                 25,626

Amortization of deferred compensation                                                                              17,316

Net loss
                                                               -----------     --------     -----------         ---------
Balance at June 30, 1998                                        12,697,984     $126,980     $39,606,098         $ (54,812)
                                                               -----------     --------     -----------         ---------


                                                                                     Total
                                                                   Accumulated    Stockholders'
                                                                     Deficit          Equity
                                                                  -----------------------------
Balance at December 31, 1995                                      (10,025,505)       4,963,232
                                                                 ------------      -----------
Issuance of Class A convertible preferred stock                                     11,531,052

Conversion of Class A convertible preferred stock                                            0

Class A convertible preferred stock dividend                             (220)               0

Issuance of common stock                                                               102,720

Compensation associated with stock option grants                                             0

Amortization of deferred compensation                                                   83,647

Net loss                                                           (7,608,679)      (7,608,679)
                                                                 ------------      -----------
Balance at December 31, 1996                                     ($17,634,404)     $ 9,071,972
                                                                 ------------      -----------
Conversion of Class A convertible preferred stock                                            0

Class A convertible preferred stock dividend                             (476)               0

Issuance of Class B convertible preferred stock                                      4,481,850

Conversion of Class B convertible preferred stock                                            0

Accretion of dividend payable on Class B convertible
      preferred stock                                                (133,860)        (133,860)

Extension/reissuance of underwriter warrants                                           168,249

Exercise of warrants                                                                        (3)

Issuance of common stock                                                             3,469,801

Exercise of stock options                                                               20,000

Compensation associated with stock option grants                                        55,643

Amortization of deferred compensation                                                   34,632

Net loss                                                           (5,343,594)      (5,343,594)
                                                                 ------------      -----------
Balance at December 31, 1997                                     $(23,112,334)     $11,824,690
                                                                 ------------      -----------
Conversion of Class B convertible preferred stock                                            0

Accretion of dividend payable on Class B convertible
      preferred stock                                                 (67,926)         (67,926)

Conversion of Class A convertible preferred stock                                            0

Class A convertible preferred stock dividend                             (190)               0

Issuance of Series 1998 convertible preferred stock                                  4,738,796

Issuance of common stock                                                               (89,589)

Exercise of stock options                                                               50,400

Exercise of warrants                                                                     4,730

Compensation associated with stock option grants                                        25,626

Amortization of deferred compensation                                                   17,316

Net loss                                                           (4,715,520)      (4,715,520)
                                                                 ------------      -----------
Balance at June 30, 1998                                         $(27,895,970)     $11,788,523
                                                                 ------------      -----------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                       For the period
                                                                                                            from
                                                                                                        May 1, 1994
                                                                                                        (inception)
                                                                             For the Six Months           through
                                                                               Ended June 30,             June 30,
                                                                       -----------------------------   --------------
                                                                            1998            1997            1998
                                                                                (Unaudited)             (Unaudited)
                                                                       -----------------------------   --------------
Cash Flows from operating activities:
     Net loss                                                          $ (4,715,520)   $ (5,172,780)   $(27,674,274)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                      0               0       4,481,405
          Amortization of financing costs                                         0               0         345,439
          Depreciation and amortization                                     245,936         132,297         701,142
         (Increase) in other current assets                                 604,850          15,890        (241,815)
         (Increase) in other assets                                          (4,200)        192,670        (454,324)
          Increase in accounts payable and
          accrued expense                                                    90,232       1,228,027       1,063,910
          Accretion on Class B preferred stock                              (67,926)              0        (201,786)
          Extension/reissuance of placement agent warrants                        0               0         168,249
          Stock issued for services                                               0               0         600,417
          Stock options issued for compensation                              42,942          47,333         756,864
                                                                       ------------    ------------    ------------
                 Net cash (used in) operating activities                 (3,803,686)     (3,556,563)    (20,454,773)
                                                                       ------------    ------------    ------------

Cash flows used for investing activities:
          Purchase of marketable securities                                       0      (1,139,610)    (22,209,166)
          Maturities of marketable securities                             3,124,725       5,438,856      18,245,351
          Cash portion of MelaRx acquisition                                      0               0           4,061
          Acquisition of fixed assets                                       (54,808)       (119,747)       (867,261)
                                                                       ------------    ------------    ------------
                 Net cash provided by (used in) investing activities      3,069,917       4,179,499      (4,827,015)
                                                                       ------------    ------------    ------------

Cash flows provided by financing activities:
          Initial public offering                                                 0               0       9,696,210
          Net proceeds from issuance of common stock                        (39,189)         20,000       3,166,888
          Net proceeds from issuance of preferred stock                   4,738,796               0      20,751,698
          Repurchase of common stock                                              0               0            (720)
          Net proceeds from bridge financing                                      0               0       1,704,269
          Repayments of bridge financing                                          0               0      (2,000,000)
          Advances from stockholders                                              0               0         250,000
          Repayments to stockholders                                              0               0        (250,000)
          Exercise of warrants                                                4,730              (3)          4,727
          Receipts from sale of unit purchase option                              0               0             250
          Repayment of equipment capital lease                             (150,139)        (78,425)       (330,484)
                                                                       ------------    ------------    ------------
                 Net cash provided by (used in) financing activities      4,554,198         (58,428)     32,992,838
                                                                       ------------    ------------    ------------

Net increase in cash                                                      3,820,429         564,508       7,711,050
Cash and cash equivalents at beginning of period                          3,890,621       3,788,369               0
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period                             $  7,711,050    $  4,352,877    $  7,711,050
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

      In April 1995, the Company merged into OncoRx Research Corp., a previously unaffiliated company ("Research"). The stockholders of the Company were issued shares of common and preferred stock of MelaRx Pharmaceuticals Inc. ("MelaRx"), the 100% owner of Research, in exchange for all of the outstanding shares of the Company. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). As the shareholders of the Company, which was renamed OncoRx, Inc. after the merger, obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction is recorded as a purchase in the Company's financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately. In August 1995, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $9,696,000. In April 1996, the name of the Company was changed from OncoRx, Inc. to Vion Pharmaceuticals, Inc.

(Note B) - Basis of Presentation:

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB (File No. 0-26534).

(Note C) - Private Placement of Class B Convertible Preferred Stock:

      On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B Preferred Stock are eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and is not entitled to dividends.

 (Note D) - Private Placement of 5% Convertible Preferred Stock Series 1998

      On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock") at $1,000 per share, resulting in net proceeds to the Company of $4,738,796. Each share of Series 1998 Preferred Stock is convertible into
277.777 shares of the Company's common stock. The shares of Series 1998 Preferred Stock pay quarterly dividends in kind of 5% per annum. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. (See Note E)

(Note E) - Antidilution Adjustment

        As a result of the sale on June 30, 1998 of 5,000 shares of Series 1998 Preferred Stock, and pursuant the Warrant Agreement governing the rights of the Company's Class A Warrants and the Class B Warrants, an adjustment will be made to the exercise price of the Class A Warrants and the Class B Warrants and there will be a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26,1998 (the "Record Date") will receive an additional 0.02 (2 per 100 outstanding) Class A Warrants and the exercise price of the Class A Warrants shall be reduced from $4.73 to $4.63. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date will receive an additional
0.02 (2 per 100 outstanding) Class B Warrants and the exercise price of the Class B Warrants shall be reduced from $6.37 to $6.23.

 (Note F) - Warrant Exchange Offer

      On May 19, 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of the Company's Common Stock or (B) 0.254 shares of Common Stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of Common Stock or (B) 0.123 shares of Common Stock and $0.32 in cash. The Exchange Offer was not conditioned upon the exchange of a minimum number of Class A Warrants or Class B Warrants. As a result of the Exchange Offer 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for

1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively.

 (Note G) - Boehringer Ingelheim Agreement

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

      In exchange for these rights, the Company received $4,000,000 in technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI has also reimbursed the Company for certain initial development costs to date and will share in future worldwide development costs.

      The Company has cash equivalents and short-term investments of $11,674,865 at June 30, 1998. This balance includes $2,451,278 of restricted investments for future Promycin development expenses from the original $4,000,000 received in 1997 from BI. The Company recorded $422,441 of reimbursed Promycin development expenses as revenue during the first six months of 1998.

(Note H) - Covance Agreement:

      During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. During the twelve months ending December 31, 1998, the Company estimates it will make payments of $5,500,000 to Covance under the Agreement. For the six months ended June 30, 1998, the Company has incurred $802,489 under this agreement which has been expensed as incurred.

 (Note J) - Per Share Data

      The following table sets forth the computation of basic and diluted earnings per share:

                                        -------------------------------------------------------------------------------------
                                        Three Months            Three Months              Six Months             Six Months
                                           Ended                   Ended                    Ended                   Ended
                                          June 30,                June 30,                 June 30,                June 30,
                                            1998                   1997                     1998                      1997
-----------------------------------------------------------------------------------------------------------------------------
Numerator:
-----------------------------------------------------------------------------------------------------------------------------
   Net loss                             ($ 2,245,630)            ($3,287,383)            ($ 4,751,850)            ($5,172,780)

    Numerator for basic and
diluted net loss per share              ($ 2,245,630)            ($3,287,383)            ($ 4,751,850)            ($5,172,780)
-----------------------------------------------------------------------------------------------------------------------------

Denominator:
-----------------------------------------------------------------------------------------------------------------------------
   Denominator for basic and
diluted net loss per share                10,612,282               8,468,051               10,251,896               8,338,645
-----------------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss              ($      0.21)            ($     0.39)            ($      0.46)            ($     0.62)
per share
-----------------------------------------------------------------------------------------------------------------------------

For additional disclosures regarding warrants and Class A, B and Series 1998 Convertible Preferred Stock see Note C, D, E and F. These potentially dilutive securities were not included in diluted net loss per share as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note K) - Small Business Innovation Research Grants

      On February 27, 1998 and April 22, 1998 the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively and expire on August 31, 1998 and April 30, 1999, respectively. As of June 30, 1998 the Company recognized $72,869 and $36,330 of revenue, respectively, from the SBIR grants for reimbursement of expenses incurred for the duration of the grants through June 30, 1998.

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

      The Company intends to use a substantial portion of the net proceeds of its June, 1998 private financing, along with the equity investment, initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with BI to fund its plan of operations, which includes the following elements for the next 12 months:

      - Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. During the next twelve months, the Company plans to hire four additional employees.

      - Conduct Phase III clinical studies in the U.S. and Europe of Promycin for treatment of cancer of the head and neck.

      - Conduct Phase I clinical studies in the U.S. of the Company's anticancer agent Triapine(TM) for safety and pharmocokinectics.

      - File Investigational New Drug application(s) with the FDA and conduct Phase I clinical studies in the U.S. for the safety, tumor targeting and pharmacokinectics of several bacterial constructs using the Company's TAPET(TM) cancer therapy delivery technology.

      - Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.


      The Company currently estimates that anticipated revenues, the remaining net proceeds of its private placement in June, 1998, the equity investment, initial payments and reimbursed cost sharing from the agreement with BI and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 10 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will sooner require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of June 30, 1998 the Company estimates that the amount required to fund operations for the next twelve months will be approximately $19,600,000, of which approximately $9,400,000 is subject to reimbursement under the terms of the BI collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

      The Company has not made an assessment of its Year 2000 issues, although the Company believes that there will not be a material impact on its operations.

      The Company received an opinion from its auditors for the fiscal year ended December 31, 1997, expressing substantial doubt as to its ability to continue as a going concern. The Company has addressed the immediate need for additional capital by raising funds through a private placement of its securities, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital to fund its operations, acquisitions and new development projects.

Liquidity and Capital Resources

      At June 30, 1998, the Company had working capital of $10,508,041. The Company's most recent principal sources of funds through June 30, 1998 have been $4,738,796 net proceeds from private financing through issuance of 5,000 shares of Series 1998 Convertible Preferred Stock, $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price related to the BI agreement.

      The Company has used and continues to use the proceeds of its financing activities to implement its business plan, which includes hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research. During the twelve months ending December 31, 1998, the Company will be required to make payments of an aggregate of $1,706,776 to Yale University under sponsored research and license agreements. The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond the next 10 months. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into discussions with several major pharmaceutical companies concerning such strategic alliances, but there can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company may be required to seek to raise funds through additional means, including (1) public offerings or private placements and recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

      Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

      As described in Notes D and F to the Company's financial statements contained herein, the Company consummated an exchange offer for its Class A and Class B Warrants and a private placement of 5% Convertible Preferred Stock Series 1998 in June 1998. The effect of these transactions on the Company's capital structure is summarized below:


VION PHARMACEUTICALS, INC. CAPITALIZATION          Pre Exchange      Post Exchange
(Expressed in Fully-Diluted Common Shares)            Offer             Offer
                                                     5/18/98           6/30/98
                                                   ------------      ------------
Issued and outstanding Common Stock

Common stock (excluding exchange offer)             10,720,740        10,905,032

Common Issued in Exchange for Class A Warrants                         1,395,027

Common Issued in Exchange for Class B Warrants                           397,925
                                                    -----------       -----------

Total issued and outstanding common stock           10,720,740        12,697,984

Additional shares of common stock if all warrants, convertible preferred stock and options were exercised:

Class A convertible preferred stock                  1,817,300         1,707,669

Class B convertible preferred stock                    826,937           893,356

Class A Warrants                                     4,262,383         1,052,577

Class B Warrants                                     3,162,605         1,280,770

Class B Warrants Underlying Class A Warrants         4,262,383         1,052,577

Underwriter Unit Purchase Option                     1,075,000         1,075,000

Private Placement Warrants                             748,213           748,213

Qualified and Non-qualified options                  1,480,274         1,468,274
                                                   -----------       -----------
Subtotal Fully Diluted Shares                       28,355,835        21,976,420

5% Convertible Preferred Stock Series 1998
(Note F)                                                               1,388,889
                                                   ----------        -----------
Total Fully Diluted Shares                         28,355,835        23,365,309

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

                                     PART II

                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Stockholders of the Company held on May 19, 1998, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

      A vote was taken at the Annual Meeting for the election of nine Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

                                  For           Withheld
                                  ---           --------
William R. Miller                 8,332,387     14,289
John A. Spears                    8,359,937     14,289
Alan C. Sartorelli Ph.D.          8,359,937     14,289
Michel C. Bergerac                8,366,437     7,789
Frank T. Cary                     8,366,437     7,789
James L. Ferguson                 8,366,437     7,789
Michael C. Kent                   8,366,437     7,789
E. Donald Shapiro                 8,366,437     7,789
Walter Wriston                    8,366,437     7,789

      A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1998. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

       For              Against          Abstained
       ---              -------          ---------
    8,295,429           59,310            25,200

      The foregoing proposals are described more fully in the Company's definitive proxy statement dated April 9, 1998, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.

      At the Special Meeting of Stockholders of the Company held on June 26, 1998, two proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Special Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

      A vote was taken at the Special Meeting for the approval of the issuance of up to an aggregate of 2,717,274 shares of common stock in connection with an exchange offer from the Company to the holders of its Class A Warrants and Class B Warrants. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for,
(b) voted against or (c) abstained on such proposal were as follows:

       For              Against          Abstained
       ---              -------          ---------
    6,021,306           81,490            636,974

      A vote was taken at the Special Meeting for the approval of the issuance of up to an aggregate of 2,200,000 shares of common stock in connection with a contemplated exchange offer to the holders of the Company's Class A Convertible Preferred Stock. The aggregate number of votes cast by holders of Common Stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

       For              Against          Abstained
       ---              -------          ---------
    5,987,096           105,950           646,724

      The foregoing proposals are described more fully in the Company's definitive proxy statement dated May 29, 1998, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

          3.1 Amended and Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc.
          10.01 Employment Agreement dated January 16, 1998 between Vion Pharmaceuticals, Inc. and John A. Spears.
          27. Article 5 Financial Data Schedule for second quarter 1998.

      (b) Reports on Form 8-K.

          None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VION PHARMACEUTICALS, INC.
                                    (Registrant)



                                    By: /s/ Thomas E. Klein
                                       --------------------------------------
                                       Thomas E. Klein
                                       Vice President - Finance
                                       (Duly authorized signatory and
                                        Chief Financial Officer)



Date:  August 3, 1998