Form 10QSB
period 1998-09-30
VION PHARMACEUTICALS INC
filed 1998-11-24
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from ______________ to ______________

Commission file number          0-26534
                         ---------------------


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

  ----------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
     ---           ---

         The number of shares outstanding of the issuer's sole class of common equity, as of September 30, 1998 is: 13,935,622 shares of common stock, $.01 par value.


         Transitional Small Business Disclosure Format (check one):

Yes            No   X
     ---           ---

Part 1 - Financial Information
Item 1. Financial Statements

CONSOLIDATED BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                            -------------
                                                                                            September 30,
                                                                                                1998
                                                                                             (Unaudited)
---------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                               $ 5,843,962
     Short-term investments                                                                    3,489,228
     Accounts receivable                                                                         375,259
     Other current assets                                                                         76,631
                                                                                            -------------
        Total current assets                                                                   9,785,080
     Property and equipment, net                                                               1,054,540
     Security deposits                                                                            39,094
     Research contract prepayment                                                                440,351
                                                                                            -------------
        Total assets                                                                        $ 11,319,065
                                                                                            -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                                  $ 330,547
     Accounts payable and accrued expenses                                                       907,304
                                                                                            -------------
        Total current liabilities                                                              1,237,851
     Obligation under capital lease - long term                                                  194,840
                                                                                            -------------
        Total Liabilities                                                                      1,432,691

Redeemable Preferred stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:                  4,814,356
     15,000 shares; issued and outstanding: 5,000 shares (redemption value $5,062,500)

Shareholders' equity:
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 1998 - 601,604 and
        1997 - 757,632 shares                                                                      6,017
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 1998 - 0 shares 1997
        4,592 shares                                                                                   0
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                                0
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1998 - 13,933,796 shares 1997 - 9,833,934 shares                 139,338
     Additional paid-in-capital                                                               51,774,422
     Deferred compensation                                                                       (46,154)
     Accumulated deficit                                                                     (46,801,605)
                                                                                            -------------
                                                                                               5,072,018
                                                                                            -------------
Total liabilities and shareholders' equity                                                  $ 11,319,065
                                                                                            =============

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                    For The Period
                                                                                                                   From May 1, 1994
                                                         Three Months Ended                  Nine Months Ended   (Inception) through
                                                   September 30,  September 30,       September 30,  September 30,   September 30,
                                                  ----------------------------------- ----------------------------------------------
                                                      1998           1997               1998           1997             1998
                                                                  (Unaudited)                      (Unaudited)       (Unaudited)
---------------------------------------------------------------------------------- -----------------------------------------------
Revenues:
    Contract research grants                         $ 89,429             $0          $ 198,628       $ 48,221          $ 298,628
    Research support                                  217,936              0            640,377              0          1,863,289
    Technology license revenues                             0              0                  0              0          4,000,000
                                                  --------------------------- ----------------------------------------------------
           Total revenues                             307,365              0            839,005         48,221          6,161,917
Operating expenses:
    Research and development                        2,159,328      1,591,310          6,530,360      5,985,947         23,314,135
    General and administrative                        443,927        553,844          1,534,703      1,536,436          8,372,585
    Nonrecurring collaboration restructuring fee            0        600,000                  0        600,000            600,000

    Purchased research and development                      0              0                  0              0          4,481,405
    Amortization of finance charges                         0              0                  0              0            345,439

Interest Income                                      (172,770)       (60,153)          (421,835)      (238,182)        (1,287,783)
Interest Expense                                       13,087          9,696             47,504         31,498            146,617
                                                  --------------------------- ----------------------------------------------------
    Net Loss                                      $(2,136,207)   $(2,694,697)       $(6,851,727)   $(7,867,478)     $ (29,810,481)
                                                  --------------------------- ---------------------------------
Preferred dividends and accretion                 $(1,537,170)    $ (423,469)       $(4,212,956)    $ (705,775)
                                                  --------------------------- ---------------------------------

Loss applicable to common shareholders            $(3,673,377)   $(3,118,166)      $(11,064,683)   $(8,573,253)
                                                  =========================== =================================

Basic and diluted loss aplicable to common
shareholders per share                                $ (0.27)       $ (0.35)           $ (0.98)       $ (0.98)
                                                  --------------------------- ---------------------------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                                     Class A               Class B
                                                                   Convertible           Convertible
                                                                 Preferred Stock       Preferred Stock          Common Stock
                                                             -----------------------------------------------------------------------
                                                               Shares     Amount      Shares     Amount      Shares       Amount
                                                             ----------- ---------- ---------------------- ------------ -----------
Balance at December 31, 1995                                          0          0           0          0    7,530,288      75,302
                                                             -----------------------------------------------------------------------

Issuance of Class A convertible preferred stock               1,250,000     12,500

Conversion of Class A convertible preferred stock              (164,970)    (1,650)                            458,255       4,582

Class A convertible preferred stock dividend                     21,998        220

Issuance of common stock                                                                                        29,418         294

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                             -----------------------------------------------------------------------
Balance at December 31, 1996                                  1,107,028    $11,070           0         $0    8,017,961     $80,178
                                                             -----------------------------------------------------------------------

Conversion of Class A convertible preferred stock              (396,988)    (3,970)                          1,102,757      11,028

Class A convertible preferred stock dividend                     47,592        476

Issuance of Class B convertible preferred stock                                          4,850         49

Conversion of Class B convertible preferred stock                                         (258)        (3)      64,642         647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                               238           3

Issuance of common stock                                                                                       598,336       5,983

Exercise of stock options                                                                                       50,000         500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                             -----------------------------------------------------------------------
Balance at December 31, 1997                                    757,632     $7,576       4,592        $46    9,833,934     $98,339
                                                             -----------------------------------------------------------------------

Conversion of Class B convertible preferred stock                                       (4,592)       (46)   1,791,076      17,911

Accretion of dividend payable on Class B convertible preferred stock

Premium conversion dividend on Class B convertible preferred stock

Conversion of Class A convertible preferred stock              (174,981)    (1,749)                            486,062       4,860

Class A convertible preferred stock dividend                     18,953        190

Discount on Series 1998 convertible preferred stock

Series 1998 convertible preferred stock accretion

Issuance of common stock                                                                                     1,792,952      17,930

Exercise of stock options                                                                                       13,500         135

Exercise of warrants                                                                                            16,272         163

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                             -----------------------------------------------------------------------
Balance at September 30, 1998                                   601,604     $6,017           0        ($0)  13,933,796    $139,338
                                                             -----------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)



                                                              Additional                                          Total
                                                                Paid-in         Deferred       Accumulated     Stockholders'
                                                                Capital       Compensation       Deficit          Equity
                                                             -------------------------------- --------------- ----------------
Balance at December 31, 1995                                     14,913,435                0     (10,025,505)       4,963,232
                                                             -----------------------------------------------------------------

Issuance of Class A convertible preferred stock                  22,890,075                      (11,371,523)      11,531,052

Conversion of Class A convertible preferred stock                    (2,932)                                               (0)

Class A convertible preferred stock dividend                        255,661                         (255,881)               0

Issuance of common stock                                            102,426                                           102,720

Compensation associated with stock option grants                    190,407         (190,407)                               0

Amortization of deferred compensation                                                 83,647                           83,647

Net loss                                                                                          (7,608,679)      (7,608,679)
                                                             -----------------------------------------------------------------
Balance at December 31, 1996                                    $38,349,072        ($106,760)   ($29,261,588)      $9,071,972
                                                             -----------------------------------------------------------------

Conversion of Class A convertible preferred stock                    (7,058)                                                0

Class A convertible preferred stock dividend                        623,038                         (623,514)               0

Issuance of Class B convertible preferred stock                   4,851,662                         (369,861)       4,481,850

Conversion of Class B convertible preferred stock                      (644)                                                0

Accretion of dividend payable on Class B convertible
      preferred stock                                               138,365                         (138,365)               0

Extension/reissuance of underwriter warrants                        168,249                                           168,249

Exercise of warrants                                                     (6)                                               (3)

Issuance of common stock                                          3,463,818                                         3,469,801

Exercise of stock options                                            19,500                                            20,000

Compensation associated with stock option grants                     55,643                                            55,643

Amortization of deferred compensation                                                 34,632                           34,632

Net loss                                                                                          (5,343,594)      (5,343,594)
                                                             -----------------------------------------------------------------
Balance at December 31, 1997                                    $47,661,639         ($72,128)   ($35,736,922)     $11,958,550
                                                             -----------------------------------------------------------------

Conversion of Class B convertible preferred stock                   (53,975)                             ($0)         (36,110)

Accretion of dividend payable on Class B convertible
      preferred stock                                               286,776                         (286,776)               0

Premium conversion dividend on Class B convertible
      preferred stock                                             2,049,391                       (2,049,391)               0

Conversion of Class A convertible preferred stock                    (3,111)                                                0

Class A convertible preferred stock dividend                        203,821                         (204,011)              (0)

Discount on Series 1998 convertible preferred stock               1,597,218                       (1,597,218)               0

Series 1998 convertible preferred stock accretion                 8,442,115                          (75,560)         (75,560)

Issuance of common stock                                         (8,502,737)                                          (42,692)

Exercise of stock options                                            50,265                                            50,400

Exercise of warrants                                                  4,581                                             4,744

Compensation associated with stock option grants                     38,439                                            38,439

Amortization of deferred compensation                                                 25,974                           25,974

Net loss                                                                                          (6,851,727)      (6,851,727)
                                                             -----------------------------------------------------------------
Balance at September 30, 1998                                   $51,774,422         ($46,154)   ($46,801,605)       5,072,018
                                                             -----------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                For the period
                                                                                                               from May 1, 1994
                                                                                     For the Nine Months      (inception) through
                                                                                     Ended September 30,          September 30,
                                                                           --------------------------------------------------------
                                                                                1998               1997               1998
                                                                                                (Unaudited)        (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                              $ (6,851,727)       $ (7,867,478)      $ (29,810,481)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                          0                   0           4,481,405
          Amortization of financing costs                                             0                   0             345,439
          Depreciation and amortization                                         348,249             223,149             803,455
         (Increase) in other current assets                                     395,762              38,917            (450,903)
         (Increase) in other assets                                             (27,606)            296,905            (477,730)
          Increase in accounts payable and
          accrued expense                                                        32,954             (84,689)            872,772
          Accretion on Class B preferred stock                                        -                   -                   -
          Extension/reissuance of placement agent warrants                            0                   0             168,249
          Stock issued for services                                                   0             600,000             600,417
          Stock options issued for compensation                                  64,413              68,804             778,335
                                                                           -----------------------------------------------------
                 Net cash (used in) operating activities                     (6,037,955)         (6,724,392)        (22,689,042)
                                                                           -----------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                           0          (2,194,725)        (22,209,166)
          Maturities of marketable securities                                 3,599,312           5,757,937          18,719,938
          Cash portion of MelaRx acquisition                                          0                   0               4,061
          Acquisition of fixed assets                                          (101,110)           (600,821)           (913,563)
                                                                           -----------------------------------------------------
                 Net cash provided by (used in) investing activities          3,498,202           2,962,391          (4,398,730)
                                                                           -----------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                     0                   0           9,696,210
          Net proceeds from issuance of common stock                            (39,189)             20,000           3,166,888
          Net proceeds from issuance of preferred stock                       4,749,597           4,481,850          20,762,499
          Repurchase of common stock                                                  0                   0                (720)
          Net proceeds from bridge financing                                          0                   0           1,704,269
          Repayments of bridge financing                                              0                   0          (2,000,000)
          Advances from stockholders                                                  0                   0             250,000
          Repayments to stockholders                                                  0                   0            (250,000)
          Exercise of warrants                                                    4,730                  (3)              4,727
          Receipts from sale of unit purchase option                                  0                   0                 250
          Repayment of equipment capital lease                                 (222,044)           (119,134)           (402,389)
                                                                           -----------------------------------------------------
                 Net cash provided by (used in) financing activities          4,493,094           4,382,713          32,931,734
                                                                           -----------------------------------------------------

Net increase in cash                                                          1,953,341             620,712           5,843,962
Cash and cash equivalents at beginning of period                              3,890,621           3,788,369                   0
                                                                           -----------------------------------------------------
Cash and cash equivalents at end of period                                  $ 5,843,962         $ 4,409,081         $ 5,843,962
                                                                           =====================================================


   The accompanying notes are an integral part of these financial statements.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Note A) - The Company:
           -----------

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

(Note B) - Basis of Presentation:
           ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and the adjustments described in Note M) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB (File No. 0-26534) and any amendments thereto.

(Note C) - Class B Convertible Preferred Stock Conversion Agreement
           --------------------------------------------------------

         On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock were convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B Preferred Stock were eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends. Conversions of Class B Preferred Stock for the period July 1 through August 11, 1998 resulted in Class C dividends representing 307,293 shares of common stock valued at $1,081,265. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in additional paid in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

         On August 11, 1998, the Company reached agreement with each of the holders of its Class B Convertible Preferred Stock that the holders of the Class B Preferred Stock would convert an aggregate of 2,892 shares of Class B Preferred Stock, constituting all of the outstanding Class B Preferred Stock, into an aggregate of 867,806 shares of Common Stock. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Preferred Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42 "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock" (EITF D-42), the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms ($357,117), has been added to the dividend requirement to arrive at loss applicable to common shareholders. In addition, holders of the Class B Preferred Stock waived their "anti-dilution" rights arising from the issuance of the Series 1998 Preferred Stock. (See Note D)


 (Note D) - Private Placement of 5% Convertible Preferred Stock Series 1998
            ---------------------------------------------------------------

         On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Convertible Preferred Stock Series 1998("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4,749,597. Each share of Series 1998 Preferred Stock is convertible into 277.777 shares of the Company's common stock. The shares of Series 1998 Preferred Stock accrue quarterly dividends of 5% per annum. The Series 1998 Preferred Stock is manditorily redeemable at $1,000 per share plus dividends on June 30, 2003. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the

Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. (See Note E)

(Note E) - Antidilution Adjustment
           -----------------------

         As a result of the sale on June 30, 1998 of 5,000 shares of Series 1998 Preferred Stock, and pursuant to the Warrant Agreement governing the rights of the Company's Class A Warrants and the Class B Warrants, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26, 1998 (the "Record Date") received an additional 0.02 (2 per 100 outstanding) Class A Warrants and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date each holder of a Class B Warrant at the close of business on the Record Date received an additional 0.02 (2 per 100 outstanding) Class B Warrants and the exercise price of the Class B Warrants was reduced from $6.37 to $6.23.

 (Note F) - Warrant Exchange Offer
            ----------------------

     On May 19, 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of the Company's Common Stock or (B) 0.254 shares of Common Stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of Common Stock or (B) 0.123 shares of Common Stock and $0.32 in cash. The Exchange Offer was not conditioned upon the exchange of a minimum number of Class A Warrants or Class B Warrants. As a result of the Exchange Offer 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively. The market values on the exchange date, June 29, 1998, of the Common Stock exchanged for the Class A and Class B Warrants were $6,582,435 and $1,877,609, respectively.

 (Note G) - Boehringer Ingelheim Agreement
            ------------------------------

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

         The Company has cash equivalents and short-term investments of $9,333,190 at September 30, 1998. This balance includes $2,233,342 of restricted investments for future Promycin development expenses from the original $4,000,000 received in 1997 from BI. The Company recorded $640,377 of reimbursed Promycin development expenses as revenue during the first nine months of 1998.

(Note H) - Covance Agreement:

         During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. During the twelve months ending December 31, 1998, the Company estimates it will make payments of $1,400,000 to Covance under the Agreement. For the nine months ended September 30, 1998, the Company has incurred $1,103,014 under this agreement which has been expensed as incurred.

 (Note J) - Per Share Data

         The following table sets forth the computation of basic and diluted earnings per share:

                                       -------------------- -------------------- ---------------------- --------------------
                                       Three Months Ended   Three Months Ended     Nine Months Ended     Nine Months Ended
                                       September 30, 1998   September 30, 1997    September 30, 1998    September 30, 1997
-------------------------------------- -------------------- -------------------- ---------------------- --------------------
Numerator:
-------------------------------------- -------------------- -------------------- ---------------------- --------------------
   Net loss                               ($2,136,207)         ($2,694,697)          ($6,851,727)          ($7,867,478)
-------------------------------------- -------------------- -------------------- ---------------------- --------------------
     Preferred stock dividends and
     accretion                             (1,537,170)            (423,469)           (4,212,956)             (705,775)
-------------------------------------- -------------------- -------------------- ---------------------- --------------------

     Numerator for basic and diluted
     loss per share applicable to
     common stockholders
                                          ($3,673,377)         ($3,118,166)         ($11,064,683)          ($8,573,253)
-------------------------------------- -------------------- -------------------- ---------------------- --------------------

Denominator:
-------------------------------------- -------------------- -------------------- ---------------------- --------------------
     Denominator for basic and
     diluted loss per share
     applicable to common
     stockholders                          13,514,209            8,905,594            11,347,308             8,721,398
-------------------------------------- -------------------- -------------------- ---------------------- --------------------

Basic and diluted loss per share
applicable to common stockholders
                                               ($0.27)              ($0.35)               ($0.98)               ($0.98)
-------------------------------------- -------------------- -------------------- ---------------------- --------------------

         For additional disclosures regarding warrants and Class A, B and Series 1998 Convertible Preferred Stock see Note C, D, E and F. These potentially dilutive securities were not included in diluted loss per share applicable to common stockholders as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note K) - Small Business Innovation Research Grants
           -----------------------------------------

         On February 27, 1998 and April 22, 1998 the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively and expire on August 31, 1998 and April 30, 1999, respectively. As of September 30, 1998 the Company recognized $100,000 and $98,628 of revenue, respectively, from the SBIR grants for reimbursement of expenses incurred for the duration of the grants through September 30, 1998.

(Note L) - Subsequent Event:  Adoption of Shareholder Rights Plan
           ------------------------------------------------------

         At a meeting held on October 15, 1998, the Board of Directors approved the adoption of a Shareholder Rights Plan under which all shareholders of record as of October 26, 1998 will receive rights to purchase new shares of Common Stock. The rights will be distributed as a non-taxable dividend and will expire on October 25, 2008. The rights will be exercisable only if a person or group acquires 20 percent or more of Vion's Common Stock or announces a tender offer for 20 percent or more of the Common Stock. If a person acquires 20 percent or more of Vion's Common Stock, all rightsholders except the buyer will be entitled to acquire Vion Common Stock at a discount. The effect will be to discourage acquisitions of more than 20 percent of Vion Pharmaceuticals' Common Stock without negotiations with the Board.

         The rights will trade with Vion Common Stock, unless and until they are separated upon the occurrence of certain future events. Vion's Board of Directors may redeem the rights prior to the time a person acquires more than 20 percent of Vion Common Stock. The Board may also redeem the rights after such time if such redemption is in connection with a merger or other business combination in which all of the Common Stock is treated alike. Additional details regarding the Rights Plan are contained in the registration statement on Form 8-A filed with the Securities and Exchange Commission on October 26, 1998 and a Current Report on Form 8-K filed on the same date (File No. 0-26534).

( Note M) - Restatement of Financial Statements
            ------------------------------------

         While preparing financial statements for the quarter ended September 30, 1998, the Company identified errors in previously issued financial statements. The Company intends to amend its' Form 10-KSB for the year ended December 31,1997 and its' quarterly reports on Form 10-QSB for the quarterly periods ended June 30,1998, March 31,1998, and other appropriate periods as necessary. The unaudited financial statements for the three and nine month periods ended September 30,1998 and 1997 reflect the recording of the following adjustments.

     On May 22,1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock. The Company has retroactively recorded an imputed one -time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid in capital. As originally filed, the financial statements for the year ended December 31,1996 did not include the restatement required by EITF D-60 which was issued in March, 1997 for the recognition of the non-cash dividend.

         The Class A Convertible Preferred Stock requires semi-annual dividends of 5% per annum payable in additional shares of Class A Preferred Stock. Since this dividend of preferred stock is immediately convertible into common stock of the Company, the Company has retroactively recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividend of approximately $255,000 in 1996, $624,000 in 1997 and $204,000 in April 1998. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders in the appropriate periods. The company originally recorded these dividends based on the par value of the preferred stock issued.

         On August 20, 1997, the Company completed a private placement of 4,850 shares of Class B Convertible Preferred Stock (see Note C). The Company has retroactively recorded an imputed one -time non-cash dividend of approximately $370,000 as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $370,000 has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders for the three and nine month period ended September 30, 1997. As originally filed, the financial statements did not include recognition of the non-cash dividend.

         The Class B Preferred Stock including an accretion of 8% per annum is convertible into shares of common stock. The Company has retroactively increased additional paid in capital by approximately $133,000 for the amount of dividend accretion that was previously included in accounts payable and accrued expenses.

         As discussed in Note C, conversions of Class B Preferred Stock were entitled, under certain circumstances, to receive dividends paid in Class C
Preferred Stock. The Class C Preferred Stock was immediately converted into common stock. During the quarters ended March 31,1998 and June 30,1998 conversions of Class B Preferred Stock resulted in Class C stock dividends representing 155,200 and 21,836 shares of common stock valued at $509,300 and $101,700, respectively, which has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid in capital. The non-cash dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the three and six month periods ended March 31 and June 30,1998 included the non-cash dividends as an issuance of common stock at par value.

         The Company has retroactively adjusted previously recorded dividend accretion for an increase in the non-cash dividend on the Class B Preferred Stock of approximately $85,000 and $110,500 for the three month periods ended March 31, 1998 and June 30, 1998, respectively. The Company has also retroactively increased additional paid in capital for the total amount of the dividend accretion that was previously included in accounts payable and accrued expenses.

         On June 30, 1998, the company issued 5,000 shares of 5% Convertible Preferred Stock Series 1998. As originally recorded, the Company reported this Preferred Stock as equity. The Preferred Stock is manditorily redeemable on June 30, 2003 at the issue price plus accreted dividends. Accordingly, the Company has reclassified this Preferred stock out of shareholders' equity and has increased the carrying value for accretion of the Preferred Stock dividends and the expenses of the offering. The Company has also retroactively recorded an imputed one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $1.6million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the three and six month periods ended June 30,1998 did not include recognition of the non-cash dividend and included the redeemable preferred stock in shareholder's equity.

ITEM 2.  PLAN OF OPERATION.

General
-------

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

         The Company intends to use a substantial portion of the net proceeds of its June, 1998 private financing, along with the equity investment, initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with BI to fund its plan of operations, which includes the following elements for the next 12 months:

         o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. During the next twelve months, the Company plans to hire two additional employees.

         o Conduct Phase III clinical studies in the U.S. and Europe of Promycin for treatment of cancer of the head and neck.

         o Conduct Phase I clinical studies in the U.S. of the Company's anticancer agent Triapine(TM) for safety and pharmacokinectics.

         o File Investigational New Drug application(s) with the FDA and conduct Phase I clinical studies in the U.S. for the safety, tumor targeting and pharmacokinectics of several bacterial constructs using the Company's TAPET(TM) cancer therapy delivery technology.

         o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.


         The Company currently estimates that anticipated revenues, the remaining net proceeds of its private placement in June, 1998, the equity investment, initial payments and reimbursed cost sharing from the agreement with BI and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 10 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will sooner require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of September 30, 1998 the Company estimates that the amount required to fund operations for the next twelve months will be approximately $12,000,000 of which approximately $1,300,000 is subject to reimbursement under the terms of the BI collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         The Company received an opinion from its auditors for the fiscal year ended December 31, 1997, expressing substantial doubt as to its ability to continue as a going concern. The Company has addressed the immediate need for additional capital by raising funds through a private placement of its securities in June 1998, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital to fund its operations, acquisitions and new development projects.

Impact of the Year 2000 Issue
-----------------------------

         The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, perform laboratory analyses, or engage in similar business activities.

         The Company has not completed its review of its internal information systems to determine the extent of any Year 2000 problem. However, based on an initial review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the Year 2000 or will correctly define Year 2000 by December 31, 1999. Although the Company believes that the information systems of its major vendors (insofar as they relate to the Company's business), government research funding agencies, and development partners will comply with Year 2000 requirements, there can be no assurance that the Year 2000 requirements will not affect the information systems of the Company's major vendors, government research funding agencies, and development partners as they relate to the Company's business, or that any such impact of the information system of a major vendor, government research funding agency, or development partner would not have a material adverse effect on the Company.

Liquidity and Capital Resources
-------------------------------

         At September 30, 1998, the Company had working capital of $8,547,229. The Company's most recent principal sources of funds through September 30, 1998 have been $4,749,597 net proceeds from private financing through issuance of 5,000 shares of Series 1998 Convertible Preferred Stock, $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price related to the BI agreement.

         The Company has used and continues to use the proceeds of its financing activities to implement its business plan, which includes hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research. During the twelve months ending December 31, 1998, the Company will be required to make payments of an aggregate of $1,076,776 to Yale University under sponsored research and license agreements. The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond the next 10 months. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into discussions with several major pharmaceutical companies concerning such strategic alliances, but there can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company may be required to seek to raise funds through additional means, including (1) public offerings or private placements and recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

         Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company.

         As described in Notes C, D and F to the Company's financial statements contained herein, the Company consummated an exchange offer for its Class A and Class B Warrants and a private placement of 5% Convertible Preferred Stock Series 1998 in June 1998, and agreed to the conversion of its outstanding Class B Preferred Stock in August 1998. The effect of these transactions on the Company's capital structure is summarized below:

 VION PHARMACEUTICALS, INC. CAPITALIZATION

                                                                                                             Post
                                                                             Pre            Post    Conversion of
                                                                        Exchange        Exchange          Class B
 (Expressed in Fully-Diluted Common Shares)                                Offer           Offer        Preferred
                                                                         5/18/98         6/30/98          9/30/98
                                                                --------------------------------------------------
 Issued and outstanding Common Stock

 Common stock (excluding exchange offer)                              10,720,740      10,905,032       12,761,802

 Common Issued in Exchange for Class A Warrants
                                                                                       1,395,027

 Common Issued in Exchange for Class B Warrants
                                                                                         397,925

 Common Issued in Conversion of Class B Preferred                                                       1,171,994
                                                                --------------------------------------------------

 Total issued and outstanding common stock                            10,720,740      12,697,984       13,933,796

 Additional shares of common stock if all warrants, convertible preferred stock and options were exercised:

 Class A convertible preferred stock                                   1,817,300       1,707,669        1,671,122

 Class B convertible preferred stock                                     826,937         893,356

 Class A Warrants                                                      4,262,383       1,052,577        1,071,333

 Class B Warrants                                                      3,162,605       1,280,770        1,308,632

 Class B Warrants Underlying Class A Warrants
                                                                       4,262,383       1,052,577        1,071,333

 Underwriter Unit Purchase Option                                      1,075,000       1,075,000        1,091,503

 Private Placement Warrants                                              748,213         748,213          545,727

 Qualified and Non-qualified options                                   1,480,274       1,468,274        1,623,674
                                                                --------------------------------------------------

 Subtotal Fully Diluted Shares                                        28,355,835      21,976,420       22,317,120

 5% Convertible Preferred Stock Series 1998 (Note D)                                   1,388,889        1,406,385
                                                                --------------------------------------------------

 Total Fully Diluted Shares                                           28,355,835      23,365,309       23,723,505
                                                                ==================================================


Forward-Looking Statements - Cautionary Factors
-----------------------------------------------

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

                                     PART II

                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On August 11, 1998, the Company reached agreement with each of the holders of its Class B Convertible Preferred Stock that the holders of the Class B Preferred Stock would immediately convert an aggregate of 2,892 shares of Class B Preferred Stock, constituting all of the outstanding Class B Preferred Stock, into an aggregate of 1,171,994 shares of Common Stock. In addition, holders of the Class B Preferred Stock waived their "anti-dilution" rights arising from the issuance of the Series 1998 Preferred Stock.

         The foregoing transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               27. Article 5 Financial Data Schedule for third quarter 1998.


         (b)   Reports on Form 8-K.
               -------------------

               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VION PHARMACEUTICALS, INC.
                                        (Registrant)



                                        By: /s/ Thomas E. Klein
                                            ---------------------------
                                        Thomas E. Klein
                                        Vice President - Finance
                                        (Duly authorized signatory and
                                        Chief Financial Officer)



Date:  November 23, 1998