Form 10KSB40/A
period 1997-12-31
VION PHARMACEUTICALS INC
filed 1998-12-30
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A

                                AMENDMENT NO. 1


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 1997

                           Commission File No. 0-26534

                           VION PHARMACEUTICALS, INC.
                           --------------------------
           (Name of Small Business Issuer as specified in its charter)

           DELAWARE                                     13-3671221
           --------                                     ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

         4 SCIENCE PARK
     NEW HAVEN, CONNECTICUT                               06511
     ----------------------                               -----
(Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (203) 498-4210
                                                         --------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:


Portions of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB/A.

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


                                            VION PHARMACEUTICALS, INC.
                                            (Registrant)



                                            By: /s/ Thomas E. Klein
                                                ---------------------------
                                               Thomas E. Klein
                                               Vice President - Finance
                                               (Duly authorized signatory and
                                               Chief Financial Officer)



Date:  December 29, 1998

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)


                    Audited Consolidated Financial Statements
                                    Restated
                     Years ended December 31, 1997 and 1996


                                    CONTENTS




Report of Independent Auditors............................................F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheet................................................F-2
Consolidated Statements of Operations.....................................F-3
Consolidated Statements of Changes in Shareholders' Equity................F-4
Consolidated Statements of Cash Flows.....................................F-5
Notes to Consolidated Financial Statements................................F-6

                         Report of Independent Auditors


The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Vion Pharmaceuticals, Inc. (a Development Stage Company) as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and the period from May 1, 1994 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 10, the 1997 and 1996 and the period from May 1, 1994 (inception) to December 31, 1997 consolidated financial statements have been restated to correct errors related to the accounting for preferred stock issued by the Company.

                                                      /s/ Ernst & Young LLP
                                                      ----------------------
Hartford, Connecticut
February 6, 1998,
  except for Notes 2, 5, 6 and 10, as to which
  the date is November 27, 1998

CONSOLIDATED BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                     ----------------------
                                                                                           RESTATED
                                                                                     ----------------------
                                                                                       DECEMBER 31, 1997
------------------------------------------------------------------------------------ ----------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                              $ 3,890,621
     Short-term investments    (Includes $2,777,088 restricted)                               7,088,540
     Accounts receivable                                                                        728,899
     Other current assets                                                                       118,752
                                                                                           -------------
       Total current assets                                                                  11,826,812
     Property and equipment, net                                                              1,301,680
     Security deposits                                                                           34,894
     Research contract prepayments                                                              416,945
                                                                                           -------------
       Total assets                                                                        $ 13,580,331
                                                                                           -------------

LIABILITIES AND SHAREHOLDERS' EQUITY Current Liabilities:
     Obligation under capital lease - current                                                $  274,853
     Accounts payable and accrued expenses                                                      874,350
       Total current liabilities                                                              1,149,203
     Obligation under capital lease - long term                                                 472,578
                                                                                           -------------
       Total Liabilities                                                                      1,621,781
                                                                                           -------------

Shareholders' equity:
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of: Class A convertible preferred stock, $0.01 par value, authorized:
       3,500,000 shares; issued and outstanding: 757,632 shares                                   7,576
       -Liquidation preference $7,576,000
     Class B convertible preferred stock, $0.01 par value, authorized:                               46
       100,000 shares; issued and outstanding: 4,592 shares
       -Liquidation preference $4,726,000
     Class C convertible preferred stock, $0.01 par value, authorized:                                0
       25,000 shares; issued and outstanding: 0 shares
     Common stock, $0.01 par value, authorized: 35,000,000 shares;                               98,339
       issued and outstanding: 9,833,934
     Additional paid-in capital                                                              47,661,639

     Deferred compensation                                                                      (72,128)
     Accumulated deficit                                                                    (35,736,922)
                                                                                           -------------
                                                                                             11,958,550
                                                                                           -------------
     Total liabilities and shareholders' equity                                            $ 13,580,331
                                                                                           =============


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                         RESTATED
                                                             -----------------------------------------------------------------
                                                                                                     FOR THE PERIOD  FROM
                                                                                                     MAY 1, 1994 (INCEPTION)
                                                                                                     THROUGH DECEMBER 31,
                                                                    YEAR ENDED DECEMBER 31,
                                                             ---------------- ---------------------- --------------------------
                                                                  1997                1996                     1997
------------------------------------------------------------
                                                             ------------------- ------------------- --------------------------
Revenues:
    Contract research grants                                          $  48,221           $  51,779                $   100,000
    Research support                                                  1,222,912                   0                  1,222,912
    Technology license revenues                                       4,000,000                   0                  4,000,000
                                                             ------------------- ------------------- --------------------------
         Total revenues                                               5,271,133              51,779                  5,322,912

Operating expenses:
    Research and development                                          7,675,486           5,975,089                 16,783,775
    General and administrative                                        2,639,486           2,113,077                  6,837,882
    Nonrecurring collaboration restructuring fee                        600,000                   0                    600,000

    Purchased research and development                                        0                   0                  4,481,405
    Amortization of finance charges                                           0                   0                    345,439

Interest income                                                        (343,911)           (437,993)                  (865,948)
Interest expense                                                         43,666              10,285                     99,113
                                                             ------------------- ------------------- --------------------------
    Net loss                                                      ($  5,343,594)      ($  7,608,679)             ($ 22,958,754)
                                                             =================== =================== ==========================
Preferred stock dividends and accretion                              (1,131,740)        (11,627,404)               (12,759,144)
                                                             ------------------- ------------------- --------------------------
Loss applicable to common shareholders                            ($  6,475,334)      ($ 19,236,083)             ($ 35,717,898)
                                                             =================== =================== ==========================

Basic and diluted loss applicable to common shareholders                ($0.75)             ($2.52)
per share                                                    ------------------- -------------------





   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Shareholders' Equity

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                 Restated
                               -----------------------------------------------------------------------------------------------------

                                                                     Class A               Class B
                                                                   Convertible           Convertible
                                                                 Preferred Stock       Preferred Stock            Common Stock
                                                            ----------------------     ----------------        --------------------
                                                               Shares       Amount     Shares    Amount        Shares        Amount
                                                            ------------------------------------------------------------------------
Common stock issued for cash - July 1994                             0         $0          0        $0       2,693,244     $26,932
Common stock issued for services -
               August 1994                                                                                     159,304       1,593
Net loss
                                                             -----------------------------------------------------------------------
Balance - December 31, 1994                                          0          0          0         0       2,852,548      28,525
Stock options issued for compensation -
               February 1995
Reverse acquisition of MelaRx
              Pharmaceuticals, Inc. - April 1995                                                             2,000,000      20,000
Shares repurchased pursuant to
              employment agreements - April 1995                                                              (274,859)     (2,749)
Private placement of common stock -
               April 1995                                                                                       76,349         763
Warrants issued with bridge notes -
               April 1995
Initial public offering of units of one common share,
              one Class A warrant and one Class B warrant at
              $4.00 per unit - August 1995 and September 1995                                                2,875,000      28,750
Issuance of common stock                                                                                         1,250          13
Receipts from sale of unit purchase option
Net loss
                                                             -----------------------------------------------------------------------
Balance at December 31, 1995                                         0          0          0         0       7,530,288      75,302
Issuance of Class A convertible preferred stock              1,250,000     12,500
Conversion of Class A convertible preferred stock             (164,970)    (1,650)                             458,255       4,582
Issuance of common stock                                                                                        29,418         294
Class A convertible preferred stock dividend                    21,998        220
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                             -----------------------------------------------------------------------
Balance at December 31, 1996                                 1,107,028    $11,070          0        $0       8,017,961     $80,178
Conversion of Class A convertible preferred stock             (396,988)    (3,970)                           1,102,757      11,028
Conversion of Class B convertible preferred stock                                       (258)       (3)         64,642         647
Compensation associated with stock options grants
Extension/reissuance of underwriter warrants
Exercise of warrants                                                                                               238           3
Issuance of common stock                                                                                       598,336       5,983
Exercise of stock options                                                                                       50,000         500
Class A convertible preferred stock dividend                    47,592        476
Issuance of Class B convertible preferred stock                                        4,850        49
Accretion of dividend payable on Class B convertible
              preferred stock
Amortization of deferred compensation
Net loss
                                                             -----------------------------------------------------------------------
Balance at December 31, 1997                                   757,632     $7,576      4,592       $46       9,833,934     $98,339
                                                             -----------------------------------------------------------------------



Consolidated Statement of Changes in Shareholders' Equity (continued)

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                 Restated
                               --------------------------------------------------------------------------------------------------



                                                                Additional                                              Total
                                                            -     Paid-in          Deferred      Accumulated         Stockholders'
                                                                  Capital        Compensation      Deficit              Equity
                                                            ---------------------------------------------------------------------
Common stock issued for cash - July 1994                                 $0             $0          ($19,877)              $7,055
Common stock issued for services -
               August 1994                                                                            (1,176)                 417
Net loss                                                                                            (475,946)            (475,946)
                                                             ---------------------------------------------------------------------
Balance - December 31, 1994                                               0              0          (496,999)            (468,474)
Stock options issued for compensation -
               February 1995                                        540,000                                               540,000
Reverse acquisition of MelaRx
              Pharmaceuticals, Inc. - April 1995                  4,300,000                                             4,320,000
Shares repurchased pursuant to
              employment agreements - April 1995                                                       2,029                 (720)
Private placement of common stock -
               April 1995                                           205,237                                               206,000
Warrants issued with bridge notes -
               April 1995                                           200,000                                               200,000
Initial public offering of units of one common share,
              one Class A warrant and one Class B warrant at
              $4.00 per unit - August 1995 and September 1995     9,667,460                                             9,696,210
Issuance of common stock                                                488                                                   501
Receipts from sale of unit purchase option                              250                                                   250
Net loss                                                                                          (9,530,535)          (9,530,535)
                                                             ---------------------------------------------------------------------
Balance at December 31, 1995                                     14,913,435              0       (10,025,505)           4,963,232
Issuance of Class A convertible preferred stock                  22,890,075                      (11,371,523)          11,531,052
Conversion of Class A convertible preferred stock                    (2,932)                                                    0
Issuance of common stock                                            102,426                                               102,720
Class A convertible preferred stock dividend                        255,661                         (255,881)                   0
Compensation associated with stock option grants                    190,407       (190,407)                                     0
Amortization of deferred compensation                                               83,647                                 83,647
Net loss                                                                                          (7,608,679)          (7,608,679)
                                                             ---------------------------------------------------------------------
Balance at December 31, 1996                                    $38,349,072      ($106,760)     ($29,261,588)          $9,071,972
Conversion of Class A convertible preferred stock                    (7,058)                                                    0
Conversion of Class B convertible preferred stock                      (644)                                                    0
Compensation associated with stock options grants                    55,643                                                55,643
Extension/reissuance of underwriter warrants                        168,249                                               168,249
Exercise of warrants                                                     (6)                                                   (3)
Issuance of common stock                                          3,463,818                                             3,469,801
Exercise of stock options                                            19,500                                                20,000
Class A convertible preferred stock dividend                        623,038                         (623,514)                   0
Issuance of Class B convertible preferred stock                   4,851,662                         (369,861)           4,481,850
Accretion of dividend payable on Class B convertible
              preferred stock                                       138,365                         (138,365)                   0
Amortization of deferred compensation                                               34,632                                 34,632
Net loss                                                                                          (5,343,594)          (5,343,594)
                                                             ---------------------------------------------------------------------
Balance at December 31, 1997                                    $47,661,639       ($72,128)     ($35,736,922)         $11,958,550
                                                             ---------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                          RESTATED
                                                              ------------------------------------------------------------------
                                                                                                         FOR THE PERIOD FROM
                                                                                                         MAY 1, 1994
                                                                                                         (INCEPTION) THROUGH
                                                                       YEAR ENDED DECEMBER 31,           DECEMBER 31,
                                                              -------------------- --------------------- -----------------------
                                                                     1997                  1996                   1997
                                                              -------------------- --------------------- -----------------------
Cash flows from operating activities:
    Net loss                                                        $  (5,343,594)        $  (7,608,679)         $  (22,958,754)
    Adjustments to reconcile net loss to cash flows used
in operating activities
       Purchased research and development                                       0                     0               4,481,405
       Amortization of financing costs                                          0                     0                 345,439
       Depreciation and amortization                                      303,746               125,838                 455,206
       (Increase) in other current assets                                (741,016)              (87,810)               (846,665)
       Decrease/(Increase) in other assets                                192,670              (176,906)               (450,124)
       Increase in accounts payable and
          accrued expenses                                                380,223               185,054                 839,818
       Extension/reissuance of placement agent warrants                   168,249                     0                 168,249
       Stock issued for services                                          600,000                     0                 600,417
       Stock options issued for compensation                               90,275                83,647                 713,922
                                                              -------------------- --------------------- -----------------------
           Net cash used in operating activities                       (4,349,447)           (7,478,856)            (16,651,087)
                                                              -------------------- --------------------- -----------------------

Cash flows used for investing activities:
       Purchase of marketable securities                               (8,121,720)          (11,796,338)            (22,209,166)
       Maturities of marketable securities                              5,661,626             9,459,000              15,120,626
       Acquisition of fixed assets                                       (299,131)             (262,907)               (812,453)
       Cash portion of MelaRx acquisition                                       0                     0                   4,061
                                                              -------------------- --------------------- -----------------------
           Net cash used in investing activities                       (2,759,225)           (2,600,245)             (7,896,932)
                                                              -------------------- --------------------- -----------------------

Cash flows provided by financing activities:
       Initial public offering                                                  0                     0               9,696,210
       Net proceeds from issuance of common stock                       2,889,801                 2,720               3,206,077
       Net proceeds from issuance of preferred stock                    4,481,850            11,531,052              16,012,902
       Repurchase of common stock                                               0                     0                    (720)
       Net proceeds from bridge financing                                       0                     0               1,704,269
       Repayments of bridge financing                                           0                     0              (2,000,000)
       Advances from stockholders                                               0                     0                 250,000
       Repayments to stockholders                                               0                     0                (250,000)
       Exercise of warrants                                                    (3)                    0                      (3)
       Receipts from sale of unit purchase option                               0                     0                     250
       Repayment of equipment capital lease                              (160,724)              (17,235)               (180,345)
                                                              -------------------- --------------------- -----------------------
           Net cash provided by financing activities                    7,210,924            11,516,537              28,438,640
                                                              -------------------- --------------------- -----------------------
Net increase in cash                                                      102,252             1,437,436               3,890,621
Cash and cash equivalents at beginning of year                          3,788,369             2,350,933                       0
                                                              -------------------- --------------------- -----------------------
Cash and cash equivalents at end of year                              $ 3,890,621           $ 3,788,369             $ 3,890,621
                                                              ==================== ===================== -----------------------


Supplemental schedule of noncash investing and financing activities:

o Capital lease obligations of $239,866 and $593,489 were incurred for the years ended December 31, 1996 and December 31, 1997, respectively, when the Company entered into leases for laboratory and office equipment.

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

SHORT-TERM INVESTMENTS

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt securities, which typically mature in one year or less, are classified as available for sale and are carried at fair value which approximates cost plus accrued interest through December 31, 1997.

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

PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share:

                                                            -------------------- ---------------------
                                                                   1997                  1996
----------------------------------------------------------- -------------------- ---------------------
Numerator:
----------------------------------------------------------- -------------------- ---------------------
     Net loss                                                      ($5,343,594)          ($7,608,679)
----------------------------------------------------------- -------------------- ---------------------
     Preferred stock dividends and accretion                        (1,131,740)          (11,627,404)
----------------------------------------------------------- -------------------- ---------------------
     Numerator for basic and diluted loss applicable to
     common shareholders per share                                 ($6,475,334)         ($19,236,083)
----------------------------------------------------------- -------------------- ---------------------
Denominator:
----------------------------------------------------------- -------------------- ---------------------
Denominator for basic and diluted  loss applicable to
common shareholders per share                                        8,670,717             7,641,546
----------------------------------------------------------- -------------------- ---------------------
Basic and diluted loss applicable to common shareholders
per share                                                               ($0.75)               ($2.52)
----------------------------------------------------------- -------------------- ---------------------

For additional disclosures regarding warrants and Class A and B Convertible Preferred Stock see Note 5. For additional disclosures regarding stock options see Note 6. These potentially dilutive securities were not included in diluted loss applicable to common shareholders per share as the effect would be antidilutive.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

-------------------------------------------------------- ----------------------
                                                                 1997
-------------------------------------------------------- ----------------------
Office equipment                                                     $ 177,331
Furniture and fixtures                                                 163,251
Laboratory equipment                                                   202,762
Leasehold improvements                                                 285,765
Leased equipment under capital lease                                   927,777
                                                         ----------------------
                                                                     1,756,886
Less accumulated depreciation                                         (455,206)
                                                         ----------------------
Net property and equipment                                          $1,301,680
-------------------------------------------------------- ----------------------

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5.       SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT OF CLASS A CONVERTIBLE PREFERRED STOCK

On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued to the placement agent warrants, exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $255,881 in 1996 and $623,514 in 1997. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issue contains a provision for a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock price falls below the conversion price of the Class A Preferred Stock. Under certain circumstances relating to the Company's common stock closing bid price, the Company can redeem the Class A Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 757,632 outstanding shares of the Company's Class A Preferred Stock as of December 31, 1997 were thusly redeemed, their redemption value would be $7,576,320. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

ANTIDILUTION ADJUSTMENT

As a result of the sale on May 22, 1996 of 1,250,000 shares of Class A Convertible Preferred Stock, and pursuant to the Warrant Agreement governing the rights of the Class A Warrants and the Class B Warrants, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 of a Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 of a Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


5. SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT OF CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance, approximately $370,000, was recognized upon issuance of the preferred securities as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Preferred Stock may also be eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and is not entitled to dividends. With 30 days notice, one year after issuance, the Company may redeem the Class B Convertible Preferred Stock at 130% of the issue price plus an 8% accrued premium. If all of the 4,592 outstanding shares of the Company's Class B Convertible Preferred Stock were thusly redeemed after one year, their redemption value would be $6,468,647. At the second anniversary of the issue date, the Class B Preferred Stock will automatically be converted into common stock or redeemed for cash, at the Company's option. On August 11, 1998, the Company reached agreement with each of the holders of its Class B Preferred Stock that the holders would convert all of the outstanding shares of Class B Preferred Stock into an aggregate of 867,806 shares of common stock.

ISSUANCE OF COMMON STOCK TO YALE UNIVERSITY

Effective July 24,1997, the Company and Yale amended two license agreements between the parties pursuant to which Yale agreed to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale valued at $600,000.

ISSUANCE AND EXTENSION OF PLACEMENT AGENT WARRANTS

In connection with its role as placement agent for two private financings of the Company's predecessor, MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 56,504 and 11,929 shares of common stock at $3.56 per share, expiring August 20, 1997 and November 1, 1997, respectively, and warrants to purchase 23,632 shares at $4.44 per share, expiring March 3, 1998. The warrants to purchase 56,504 shares of common stock at $3.56 per share expired, however on October 31, 1997 the Company agreed to reissue the expired warrants and extend the expiration date of all such warrants to July 5, 1998. The extension which was approved by the Board of Directors resulted in an expense of $168,249.

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

Through December 31, 1996 and 1997, options to purchase an aggregate of 896,750 and 1,033,050 shares, respectively had been granted under the plan. The Company recognized $55,643 of compensation expense in 1997 for options granted under the plan which was a result of stock options granted to non-employees. The Company recognized $83,647 of compensation expense in 1996 for options granted under the plan which was a result of stock options granted to non-employees and the issuance of certain stock options subject to approval by the shareholders of the Company resulting in compensation expense of $51,907 and $31,740, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

---------------------------------------------- ------------------------- -------------------------
                                                         1996                      1997
---------------------------------------------- ------------------------- -------------------------
Pro forma net loss                                         $(7,824,863)             $ (5,650,169)
Pro forma dividends and accretion                          (11,627,404)               (1,131,740)
                                               ------------------------- -------------------------
Pro forma loss applicable to common
shareholders                                              ($19,452,267)              ($6,781,909)
                                               ------------------------- -------------------------
Pro forma basic and diluted loss
applicable to common shareholders
per share:                                                      ($2.55)                   ($0.78)
---------------------------------------------- ------------------------- -------------------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 follows:

                                                           1996                                           1997
                                      ------------------- --------------------------- ------------------- -------------------------
                                           OPTIONS             WEIGHTED-AVERAGE            OPTIONS            WEIGHTED-AVERAGE
                                            (000)               EXERCISE PRICE              (000)              EXERCISE PRICE
------------------------------------- ------------------- --------------------------- ------------------- -------------------------
Outstanding - beginning
    of year                                          533                  $     3.86                 885                 $    3.93
Granted                                              364                        4.06                 136                      4.53
Exercised                                              -                                               -
Forfeited                                            (12)                       4.25                 (40)                      4.26
                                      ------------------- --------------------------- ------------------- -------------------------

Outstanding - end of year                            885                  $     3.93                 981                 $    4.00
                                      ------------------- --------------------------- ------------------- -------------------------

Exercisable at end of year                           221                  $     3.71                 422                 $    3.83
                                      ------------------- --------------------------- ------------------- -------------------------

Weighted-average fair
    value of options granted
    during the year                            $    2.60                                        $   2.65
                                      ------------------- --------------------------- ------------------- -------------------------

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 1997 follows:

--------------------- ------------- ----------------------- ---------------- ------------------------ ----------------------------
                        NUMBER OF                                NUMBER OF                                    WEIGHT-AVERAGE
                       OUTSTANDING      WEIGHTED-AVERAGE          OPTIONS         WEIGHTED-AVERAGE         REMAINING CONTRACTUAL
                          SHARES       EXERCISE PRICE OF        EXERCISABLE       EXERCISE PRICE OF               LIFE OF
RANGE                     (000)       OPTIONS OUTSTANDING          (000)         OPTIONS EXERCISABLE        OPTIONS OUTSTANDING
--------------------- ------------- ------------------------ ---------------- ----------------------- -----------------------------
$3.625- $5.625                 932                   $ 4.18              373                  $ 4.24                    7.88 years
$2.40                            6                     2.40                6                    2.40                    2.67 years
$.40                            43                      .40               43                     .40                    2.67 years
--------------------- ------------- ------------------------ ---------------- ----------------------- -----------------------------


                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity outside the Option Plan, and related information for the years ended December 31 follows:

                                                          1996                                           1997
                                      ------------------- -------------------------- ------------------- -------------------------
                                           OPTIONS            WEIGHTED-AVERAGE            OPTIONS            WEIGHTED-AVERAGE
                                            (000)              EXERCISE PRICE              (000)              EXERCISE PRICE
------------------------------------- ------------------- -------------------------- ------------------- -------------------------
Outstanding - beginning
    of year                                          404                 $      .21                 398                 $     .21
Granted                                                -                                              -
Exercised                                             (6)                       .40                 (50)                      .40
Forfeited                                              -                                              -
                                      ------------------- -------------------------- ------------------- -------------------------

Outstanding - end of year                            398                 $      .21                 348                 $     .18
                                      ------------------- -------------------------- ------------------- -------------------------

Exercisable at end of year                           398                 $      .21                 348                 $     .18
                                      ------------------- -------------------------- ------------------- -------------------------


A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable outside the Option Plan as of December 31, 1997 follows:

------------------- ---------------- ------------------------- ---------------- ------------------------ ---------------------------
                       NUMBER OF                                  NUMBER OF                                    WEIGHT-AVERAGE
                      OUTSTANDING        WEIGHTED-AVERAGE          OPTIONS         WEIGHTED-AVERAGE        REMAINING CONTRACTUAL
                         SHARES         EXERCISE PRICE OF        EXERCISABLE       EXERCISE PRICE OF              LIFE OF
RANGE                    (000)         OPTIONS OUTSTANDING          (000)         OPTIONS EXERCISABLE       OPTIONS OUTSTANDING
------------------- ---------------- ------------------------- ---------------- ------------------------ ---------------------------
            $ 5.00               .5                  $   5.00               .5                 $   5.00                  2.67 years
            $  .40               62                       .40               62                      .40                  2.67 years
            $  .13              286                       .13              286                      .13                  1.08 years
------------------- ---------------- ------------------------- ---------------- ------------------------ ---------------------------


                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


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

Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                            DECEMBER 31
                                                                1997
------------------------------------------------------ -----------------------
Deferred tax assets:
    Operating loss carryforwards                                    $ 988,629
    Research and development costs                                  6,110,481
    General business tax credit                                       346,407
                                                       -----------------------

Total deferred tax assets                                           7,445,517
Valuation allowance for deferred tax assets                        (7,445,517)
                                                       -----------------------
Net deferred tax assets                                                     0
                                                       -----------------------

Total net deferred tax assets (liabilities)                          $      0
------------------------------------------------------ -----------------------

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

                                              ------------------- --------------------
                                                   CAPITAL             OPERATING
                                                    LEASE                LEASE
--------------------------------------------- ------------------- --------------------
Year ending December 31:
    1998                                              $  326,312           $  216,600
    1999                                                 337,694               36,648
    2000                                                 177,626                1,616
    Thereafter                                                 -                    -
                                              ------------------- --------------------
Total minimum lease payments                             841,632            $ 254,864
                                                                            =========
Less amount representing interest                         94,201
                                              -------------------
Present value of minimum lease payments               $  747,431
--------------------------------------------- ===================

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


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

10. RESTATEMENT FOR CORRECTION OF ERRORS

The financial statements for the years ended December 31, 1997 and 1996 and the period from May 1, 1994 (inception) to December 31, 1997 were restated and reflect the recording of adjustments for corrections of errors as follows:

On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock (See Note 5). The Company has retroactively recorded an imputed one -time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the year ended December 31,1996 did not include the restatement required by EITF D-60, which was issued in March 1997, for the recognition of the non-cash dividend.

The Class A Convertible Preferred Stock requires semi-annual dividends of 5% per annum payable in additional shares of Class A Preferred Stock. Since this dividend is immediately convertible into common stock of the Company, the Company has retroactively recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $255,881 in 1996 and $623,514 in 1997. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The Company originally recorded these dividends as a charge against accumulated deficit based on the par value of the preferred stock issued.

The non-cash dividend on the issuance of the Class A Preferred and the 1996 dividend of additional shares of Class A Preferred total $11,627,404 and increased the 1996 loss applicable to common shareholders previously reported from ($7,608,679) to ($19,236,083) and the 1996 basic and diluted loss applicable to common shareholders per share previously reported from ($1.00) to ($2.52) (See Note 2.)

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                    Notes to Financial Statements (continued)


10.      RESTATEMENT FOR CORRECTION OF ERRORS (CONTINUED)

On August 20, 1997, the Company completed a private placement of 4,850 shares of Class B Convertible Preferred Stock (see Note 5). The Company has retroactively recorded an imputed one-time non-cash dividend of approximately $370,000 as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $370,000 has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the year ended December 31, 1997 did not include recognition of the non-cash dividend.

The Class B Preferred Stock, including an accretion of 8% per annum, is convertible into shares of common stock (See Note 5). The Company has retroactively increased additional paid-in capital by approximately $133,000 for the amount of dividend accretion that was previously included in accounts payable and accrued expenses at December 31, 1997. In addition, the Company has retroactively recognized a charge against accumulated deficit with a corresponding increase in additional paid-in capital of approximately $4,500 to correct the accretion on shares of Class B Preferred converted during the fourth quarter of 1997. The accretion has been included in the 1997 dividend requirement on Preferred Stock and the loss applicable to common shareholders.

The non-cash dividend on the issuance of the Class B Preferred, the accretion of the 1997 Class B dividends and the 1997 dividend of additional shares of Class A Preferred total $1,131,740 and increased the 1997 loss applicable to common shareholders previously reported from ($5,343,594) to ($6,475,334) and the 1997 basic and diluted loss applicable to common shareholders per share previously reported from ($0.62) to ($0.75) (See Note 2.)