Form 10QSB/A
period 1998-06-30
VION PHARMACEUTICALS INC
filed 1999-01-08
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________ to _____________

Commission file number          0-26534
                                -------


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

                  ---------------------------------------------
                 (Former Name, Former Address and Former Fiscal
                      Year, if Changed Since Last Report)

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

CONSOLIDATED BALANCE SHEET


Vion Pharmaceuticals, Inc.
(A Development Stage Company)                                                                       Restated
                                                                                  -------------------------------------------
                                                                                    June 30,
                                                                                      1998                  December 31,
                                                                                   (Unaudited)                  1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                           $ 7,711,050             $ 3,890,621
     Short-term investments                                                                3,963,815               7,088,540
     Accounts receivable                                                                     190,697                 728,899
     Other current assets                                                                     52,104                 118,752
                                                                                  -------------------     -------------------
        Total current assets                                                              11,917,666              11,826,812
     Property and equipment, net                                                           1,110,552               1,301,680
     Security deposits                                                                        39,094                  34,894
     Research contract prepayment                                                            416,945                 416,945
                                                                                  -------------------     -------------------
        Total assets                                                                    $ 13,484,257            $ 13,580,331
                                                                                  -------------------     -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                              $ 274,853               $ 274,853
     Accounts payable and accrued expenses                                                   896,656                 874,350
                                                                                  -------------------     -------------------
        Total current liabilities                                                          1,171,509               1,149,203
     Obligation under capital lease - long term                                              322,439                 472,578
                                                                                  -------------------     -------------------
        Total Liabilities                                                                  1,493,948               1,621,781

Redemable Preferred stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 5,000 shares                                4,738,796                       0

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 1998 - 614,761 and
        1997 - 757,632 shares
        - Liquidation preference $6,148,000                                                    6,148                   7,576
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 1998 - 2,932 shares 1997
        4,592 shares
        - Liquidation preference $3,134,000                                                       29                      46
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                            0                       0
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1998 - 12,697,984 shares 1997 - 9,833,934 shares             126,980                  98,339
     Additional paid-in-capital                                                           50,301,396              47,661,639
     Deferred compensation                                                                   (54,812)                (72,128)
     Accumulated deficit                                                                 (43,128,228)            (35,736,922)
                                                                                  -------------------     -------------------
                                                                                           7,251,513              11,958,550
                                                                                  -------------------     -------------------
Total liabilities and shareholders' equity                                              $ 13,484,257            $ 13,580,331
                                                                                  ===================     ===================


   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Operations


Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                           RESTATED
                                                         --------------------------------------------------------------------------
                                                                                                                   For The Period
                                                                                                                  From May 1, 1994
                                                            Three Months Ended              Six Months Ended    (Inception) through
                                                         June 30,       June 30,        June 30,       June 30,       June 30,
                                                   -----------------------------------------------------------------------------
                                                          1998            1997            1998           1997           1998
                                                                   (Unaudited)                     (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
         Revenues:
    Contract research grants                          $ 109,199         $ 8,481      $ 109,199        $ 48,221        $ 209,199
    Research support                                    147,599               0        422,441               0        1,645,353
    Technology license revenues                               0               0              0               0        4,000,000
                                                   -----------------------------------------------------------------------------
           Total revenues                               256,798           8,481        531,640          48,221        5,854,552
Operating expenses:
    Research and development                          2,097,510       2,872,857      4,371,032       4,394,636       21,154,807
    General and administrative                          459,067         491,058      1,090,776         982,592        7,928,658
    Nonrecurring collaboration restructuring fee              0               0              0               0          600,000

    Purchased research and development                        0               0              0               0        4,481,405
    Amortization of finance charges                           0               0              0               0          345,439

Interest Income                                        (106,191)        (78,795)      (249,065)       (178,029)      (1,115,013)
Interest Expense                                         15,712          10,744         34,417          21,802          133,530
                                                   -----------------------------------------------------------------------------
    Net Loss                                       $ (2,209,300)   $ (3,287,383)  $ (4,715,520)    $(5,172,780)   $ (27,674,274)
                                                   -----------------------------------------------------------------------------

Preferred stock dividends and accretion            $ (2,045,322)     $ (282,306)  $ (2,675,786)     $ (282,306)   $ (15,434,930)
                                                   -----------------------------------------------------------------------------

Loss applicable to common shareholders             $ (4,254,622)   $ (3,569,689)  $ (7,391,306)    $(5,455,086)   $ (43,109,204)
                                                   =============================================================================
Basic and diluted loss applicable to
 common shareholders                                    $ (0.40)        $ (0.42)       $ (0.72)        $ (0.65)
                                                   -----------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                                                         RESTATED
                                                        ---------------------------------------------------------------------------
                                                                Class A                Class B
                                                              Convertible            Convertible
                                                            Preferred Stock        Preferred Stock           Common Stock
                                                        --------------------------------------------------------------------------
                                                          Shares      Amount      Shares      Amount      Shares       Amount
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1995                                      0          0            0          0    7,530,288       75,302
                                                        ---------------------------------------------------------------------------

Issuance of Class A convertible preferred stock           1,250,000     12,500

Conversion of Class A convertible preferred stock          (164,970)    (1,650)                             458,255        4,582

Class A convertible preferred stock dividend                 21,998        220

Issuance of common stock                                                                                     29,418          294

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1996                              1,107,028    $11,070            0         $0    8,017,961      $80,178
                                                        ---------------------------------------------------------------------------

Conversion of Class A convertible preferred stock          (396,988)    (3,970)                           1,102,757       11,028

Class A convertible preferred stock dividend                 47,592        476

Issuance of Class B convertible preferred stock                                       4,850         49

Conversion of Class B convertible preferred stock                                      (258)        (3)      64,642          647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                            238            3

Issuance of common stock                                                                                    598,336        5,983

Exercise of stock options                                                                                    50,000          500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ---------------------------------------------------------------------------
Balance at December 31, 1997                                757,632     $7,576        4,592        $46    9,833,934      $98,339
                                                        ---------------------------------------------------------------------------

Conversion of Class B convertible preferred stock                                    (1,660)       (17)     605,413        6,054

Accretion of dividend payable on Class B convertible preferred stock

Premium conversion Dividend on Class B Convertible preferred stock

Conversion of Class A convertible preferred stock          (161,824)    (1,618)                             449,515        4,495

Class A convertible preferred stock dividend                 18,953        190

Discount on Series 1998 convertible preferred stock

                                                                                                          1,792,952       17,930
Issuance of common stock

Exercise of stock options                                                                                    13,500          135

Exercise of warrants                                                                                          2,670           27

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ---------------------------------------------------------------------------
Balance at June 30, 1998                                    614,761     $6,148        2,932        $29   12,697,984     $126,980
                                                        ---------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)



Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                                          RESTATED
                                                       -----------------------------------------------------------------


                                                       Additional                                           Total
                                                        Paid-in          Deferred        Accumulated    Stockholders'
                                                        Capital        Compensation        Deficit          Equity
                                                       -----------------------------------------------------------------
Balance at December 31, 1995                             14,913,435                 0      (10,025,505)       4,963,232
                                                       -----------------------------------------------------------------

Issuance of Class A convertible preferred stock          22,890,075                        (11,371,523)      11,531,052

Conversion of Class A convertible preferred stock            (2,932)                                                 (0)

Class A convertible preferred stock dividend                255,661                           (255,881)               0

Issuance of common stock                                    102,426                                             102,720

Compensation associated with stock option grants            190,407          (190,407)                                0

Amortization of deferred compensation                                          83,647                            83,647

Net loss                                                                                    (7,608,679)      (7,608,679)
                                                       -----------------------------------------------------------------
Balance at December 31, 1996                            $38,349,072         ($106,760)    ($29,261,588)      $9,071,972
                                                       -----------------------------------------------------------------

Conversion of Class A convertible preferred stock            (7,058)                                                 (0)

Class A convertible preferred stock dividend                623,038                           (623,514)               0

Issuance of Class B convertible preferred stock           4,851,662                           (369,861)       4,481,850

Conversion of Class B convertible preferred stock              (644)                                                  0

Accretion of dividend payable on Class B convertible
      preferred stock                                       138,365                           (138,365)               0

Extension/reissuance of underwriter warrants                168,249                                             168,249

Exercise of warrants                                             (6)                                                 (3)

Issuance of common stock                                  3,463,818                                           3,469,801

Exercise of stock options                                    19,500                                              20,000

Compensation associated with stock option grants             55,643                                              55,643

Amortization of deferred compensation                                          34,632                            34,632

Net loss                                                                                    (5,343,594)      (5,343,594)
                                                       -----------------------------------------------------------------
Balance at December 31, 1997                            $47,661,639          ($72,128)    ($35,736,922)     $11,958,550
                                                       -----------------------------------------------------------------

Conversion of Class B convertible preferred stock           (52,934)                                $0          (46,897)

Accretion of dividend payable on Class B convertible
      preferred stock                                       263,548                           (263,548)               0

Premium conversion Dividend on Class B Convertible
      preferred stock                                       611,009                           (611,009)               0

Conversion of Class A convertible preferred stock            (2,877)                                                  0

Class A convertible preferred stock dividend                203,821                           (204,011)              (0)

Discount on Series 1998 convertible preferred stock       1,597,218                         (1,597,218)               0

                                                          8,442,115
Issuance of common stock                                 (8,502,737)                                            (42,692)

Exercise of stock options                                    50,265                                              50,400

Exercise of warrants                                          4,703                                               4,730

Compensation associated with stock option grants             25,626                                              25,626

Amortization of deferred compensation                                          17,316                            17,316

Net loss                                                                                    (4,715,520)      (4,715,520)
                                                       -----------------------------------------------------------------
Balance at June 30, 1998                                $50,301,396          ($54,812)    ($43,128,228)      $7,251,513
                                                       -----------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS


Vion Pharmaceuticals, Inc.
(A Development Stage Company)                                                                            RESTATED
                                                                     ---------------------------------------------------------------
                                                                                                                   For the period
                                                                                                                  from May 1, 1994
                                                                             For the Six Months                 (inception) through
                                                                                Ended June 30,                       June 30,
                                                                     ---------------------------------------------------------------
                                                                              1998               1997                  1998
                                                                                    (Unaudited)                     (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                              $ (4,715,520)      $ (5,172,780)        $ (27,674,274)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                          0                  0             4,481,405
          Amortization of financing costs                                             0                  0               345,439
          Depreciation and amortization                                         245,936            132,297               701,142
         (Increase) in other current assets                                     604,850             15,890              (241,815)
         (Increase) in other assets                                              (4,200)           192,670              (454,324)
          Increase in accounts payable and
          accrued expense                                                        22,306          1,228,027               862,124
          Extension/reissuance of placement agent warrants                            0                  0               168,249
          Stock issued for services                                                   0                  0               600,417
          Stock options issued for compensation                                  42,942             47,333               756,864
                                                                     ------------------------------------------------------------
                 Net cash (used in) operating activities                     (3,803,686)        (3,556,563)          (20,454,773)
                                                                     ------------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                           0         (1,139,610)          (22,209,166)
          Maturities of marketable securities                                 3,124,725          5,438,856            18,245,351
          Cash portion of MelaRx acquisition                                          0                  0                 4,061
          Acquisition of fixed assets                                           (54,808)          (119,747)             (867,261)
                                                                     ------------------------------------------------------------
                 Net cash provided by (used in) investing activities          3,069,917          4,179,499            (4,827,015)
                                                                     ------------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                     0                  0             9,696,210
          Net proceeds from issuance of common stock                            (39,189)            20,000             3,166,888
          Net proceeds from issuance of preferred stock                       4,738,796                  0            20,751,698
          Repurchase of common stock                                                  0                  0                  (720)
          Net proceeds from bridge financing                                          0                  0             1,704,269
          Repayments of bridge financing                                              0                  0            (2,000,000)
          Advances from stockholders                                                  0                  0               250,000
          Repayments to stockholders                                                  0                  0              (250,000)
          Exercise of warrants                                                    4,730                 (3)                4,727
          Receipts from sale of unit purchase option                                  0                  0                   250
          Repayment of equipment capital lease                                 (150,139)           (78,425)             (330,484)
                                                                     ------------------------------------------------------------
                 Net cash provided by (used in) financing activities          4,554,198            (58,428)           32,992,838
                                                                     ------------------------------------------------------------
Net increase in cash                                                          3,820,429            564,508             7,711,050
Cash and cash equivalents at beginning of period                              3,890,621          3,788,369                     0
                                                                     ------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 7,711,050        $ 4,352,877           $ 7,711,050
                                                                     ============================================================


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

(Note B) - Basis of Presentation:
           ---------------------


         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the amended financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB/A Amendment No. 1 (File No. 0-26534).

(Note C) - Private Placement of Class B Convertible Preferred Stock:
           --------------------------------------------------------


         On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are immediately convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B Preferred Stock are eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock is immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and is not entitled to dividends. Conversions of Class B preferred Stock in the quarter ended June 30, 1998 resulted in additional dividends of Class C preferred stock representing 21,836 shares of common stock valued at $101,707. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase to additional paid-in capital. These dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.



 (Note D) - Private Placement of 5% Convertible Preferred Stock Series 1998
            ---------------------------------------------------------------


         On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock") at $1,000 per share, resulting in net proceeds to the Company of $4,738,796. Each share of Series 1998 Preferred Stock is convertible into
277.777 shares of the Company's common stock. The shares of Series 1998 Preferred Stock accrue quarterly dividends of 5% per annum. The Series 1998 Preferred Stock is manditorily redeemable at $1,000 per share plus dividends on June 30, 2003. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature"(EITF D-60). Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on preferred stock and loss applicable to common shareholders. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. (See Note E)


(Note E) - Antidilution Adjustment
           -----------------------

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

 (Note F) - Warrant Exchange Offer
            ----------------------


         On May 19, 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of the Company's Common Stock or (B) 0.254 shares of Common Stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of Common Stock or (B) 0.123 shares of Common Stock and $0.32 in cash. The Exchange Offer was not conditioned upon the exchange of a minimum number of Class A Warrants or Class B Warrants. As a result of the Exchange Offer 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively. The market values on the exchange date, June 29, 1998, of the Common Stock exchanged for the Class A and Class B Warrants were $ 6,582,435 and $ 1,877,609, respectively.


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

(Note H) - Covance Agreement:
           -----------------

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

 (Note I) - Per Share Data
            --------------

         The following table sets forth the computation of basic and diluted earnings per share:


                                         -------------------- -------------------- -------------------- --------------------
                                         Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                            June 30, 1998        June 30, 1997        June 30, 1998        June 30, 1997
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Numerator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Net loss                               ($2,209,300)         ($3,287,383)         ($4,715,520)         ($5,172,780)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Preferred stock dividends and accretion       2,045,322             282,306             2,675,786             282,306
---------------------------------------- -------------------- -------------------- -------------------- --------------------

     Numerator for basic and diluted
     loss applicable to common
     shareholders
                                            ($4,254,622)         ($3,569,689)      ($7,391,306)            ($5,455,086)
---------------------------------------- -------------------- -------------------- -------------------- --------------------

Denominator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Denominator for basic and diluted
     loss applicable to common               10,612,282            8,468,051           10,251,896            8,338,645
     shareholders
---------------------------------------- -------------------- -------------------- -------------------- --------------------

Basic and diluted loss applicable to           ($0.40)              ($0.42)              ($0.72)              ($0.65)
common shareholders per share
---------------------------------------- ==================== ==================== ==================== ====================

For additional disclosures regarding warrants and Class A, B and Series 1998 Convertible Preferred Stock see Note C, D, E and F. These potentially dilutive securities were not included in diluted loss per share applicable to common shareholders as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note J) - Small Business Innovation Research Grants
           -----------------------------------------


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

(Note K) - Restatement of Financial Statements
           -----------------------------------

         While preparing financial statements for the quarter ended September 30, 1998, the Company determined that its previously issued financial statements were not in full compliance with applicable FASB initiatives and accounting rules. The Company is amending this Form 10-QSB for the quarter ended June 30, 1998 to reflect adjustments recorded for the following transactions.

         The Class A Convertible Preferred Stock requires semi-annual dividends of 5% per annum payable in additional shares of Class A Preferred Stock. Since this dividend of preferred stock is immediately convertible into common stock of the Company, the Company has retroactively recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock at the date of the issuance of the preferred dividends of approximately $204,000 in April 1998. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders in the appropriate periods. The Company originally recorded these dividends based on the par value of the preferred stock issued.

         As discussed in Note C, conversions of Class B Preferred Stock were entitled, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately converted into common stock. During the quarter ended June 30,1998 conversions of Class B Preferred Stock resulted in Class C stock dividends representing 21,836 shares of common stock valued at $509,300 and $101,700, which has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the three and six month periods ended June 30, 1998 included the non-cash dividends as an issuance of common stock at par value.

         The Company has retroactively adjusted previously recorded dividend accretion for an increase in the non-cash dividend on the Class B Preferred Stock of approximately $110,500 for the three month period ended June 30,1998.

         On June 30, 1998, the company issued 5,000 shares of 5% Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). As originally recorded, the Company reported this Preferred Stock as equity. The Series 1998 Preferred Stock is mandatorily redeemable on June 30, 2003 at the issue price plus accreted dividends. Accordingly, the Company has reclassified this Series 1998 Preferred Stock out of shareholders' equity and has increased the carrying value for accretion to redemption value of the Preferred Stock dividends and the expenses of the offering. The Company has also retroactively recorded an imputed one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $1.6 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the six month period ended

June 30,1998 did not include recognition of the non-cash dividend and included the redeemable preferred stock in shareholders' equity.

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

Liquidity and Capital Resources
-------------------------------


         At June 30, 1998, the Company had working capital of $10,746,157. The Company's most recent principal sources of funds through June 30, 1998 have been $4,738,796 net proceeds from private financing through issuance of 5,000 shares of Series 1998 Convertible Preferred Stock, $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price related to the BI agreement.


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

         As described in Notes D and F to the Company's financial statements contained herein, the Company consummated an exchange offer for its Class A and Class B Warrants and a private placement of 5% Convertible Preferred Stock Series 1998 in June 1998. The effect of these transactions on the Company's capital structure is summarized below:


VION PHARMACEUTICALS, INC. CAPITALIZATION                                            PRE                        POST
                                                                                   EXCHANGE                    EXCHANGE
(Expressed in Fully-Diluted Common Shares)                                          OFFER                       OFFER
                                                                                   5/18/98                     6/30/98
                                                                              -------------------        ---------------------
Issued and outstanding Common Stock

Common stock (excluding exchange offer)                                               10,720,740                   10,905,032

Common Issued in Exchange for Class A Warrants                                                                      1,395,027

Common Issued in Exchange for Class B Warrants                                                                        397,925
                                                                              -------------------        ---------------------
Total issued and outstanding common stock                                             10,720,740                   12,697,984

Additional shares of common stock if all warrants, convertible preferred stock and options were exercised:

Class A convertible preferred stock                                                    1,817,300                    1,707,669

Class B convertible preferred stock                                                      826,937                      893,356

Class A Warrants                                                                       4,262,383                    1,052,577

Class B Warrants                                                                       3,162,605                    1,280,770

Class B Warrants Underlying Class A Warrants                                           4,262,383                    1,052,577

Underwriter Unit Purchase Option                                                       1,075,000                    1,075,000

Private Placement Warrants                                                               748,213                      748,213

Qualified and Non-qualified options                                                    1,480,274                    1,468,274
                                                                              -------------------        ---------------------
Subtotal Fully Diluted Shares                                                         28,355,835                   21,976,420

5% Convertible Preferred Stock Series 1998 (Note F)                                                                 1,388,889
                                                                              -------------------        ---------------------


Total Fully Diluted Shares                                                            28,355,835                   23,365,309


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------


               3.1 Amended and Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. (1)

               10.01 Employment Agreement dated January 16, 1998 between Vion
                     Pharmaceuticals, Inc. and John A. Spears (1).

               27. Article 5 Financial Data Schedule (Restated) for second quarter 1998.


         (b)   Reports on Form 8-K.
               -------------------

`                    None


-------------
(1) Previously filed.

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




Date:  January 8, 1999