Form 10QSB/A
period 1998-03-31
VION PHARMACEUTICALS INC
filed 1999-02-05
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended March 31, 1998
                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number          0-26534
                              -----------

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

Consolidated Balance Sheet


Vion Pharmaceuticals, Inc.
(A Development Stage Company)                                                                                 Restated
                                                                                                   ------------------------------
                                                                                                     March 31,
                                                                                                       1998           December 31,
                                                                                                    (Unaudited)          1997
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                      $ 3,015,191      $ 3,890,621
     Short-term investments                                                                           6,045,950        7,088,540
     Accounts receivable                                                                                363,019          728,899
     Other current assets                                                                                95,069          118,752
                                                                                                   -------------    -------------
        Total current assets                                                                          9,519,229       11,826,812
     Property and equipment, net                                                                      1,201,479        1,301,680
     Security deposits                                                                                   34,894           34,894
     Research contract prepayment                                                                       416,945          416,945
                                                                                                   -------------    -------------
        Total assets                                                                               $ 11,172,547     $ 13,580,331
                                                                                                   -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                                         $ 274,853        $ 274,853
     Accounts payable and accrued expenses                                                            1,031,372          874,350
                                                                                                   -------------    -------------
        Total current liabilities                                                                     1,306,225        1,149,203
     Obligation under capital lease - long term                                                         392,521          472,578
                                                                                                   -------------    -------------
        Total Liabilities                                                                             1,698,746        1,621,781
                                                                                                   -------------    -------------
Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 1998 and 1997 - 757,632 shares
        - Liquidation preference $7,576,000                                                               7,576            7,576
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 1998 - 3,477 shares 1997
        4,592 shares
        - Liquidation preference $3,647,000                                                                  35               46
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                                       -                -
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1998 - 10,275,588 shares 1997 - 9,833,934 shares                        102,756           98,339
     Additional paid-in-capital                                                                      48,300,509       47,661,639
     Deferred compensation                                                                              (63,470)         (72,128)
     Accumulated deficit                                                                            (38,873,605)     (35,736,922)
                                                                                                   -------------    -------------
                                                                                                      9,473,801       11,958,550
                                                                                                   -------------    -------------
Total liabilities and shareholders' equity                                                         $ 11,172,547     $ 13,580,331
                                                                                                   =============    =============

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Operations


Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                              Restated
                                                             ----------------------------------------------------------------
                                                                                                                For The Period
                                                                                                                From May 1, 1994
                                                                            Three Months Ended                (Inception) through
                                                                     March 31,                March 31,            March 31,
                                                             ----------------------------------------------------------------
                                                                      1998                     1997                  1998
                                                                               (Unaudited)                       (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Revenues:
    Contract research grants                                                 $ 0              $ 39,740             $ 100,000
    Research support                                                     274,842                     0             1,497,754
    Technology license revenues                                                0                     0             4,000,000
                                                             ----------------------------------------------------------------
           Total revenues                                                274,842                39,740             5,597,754

Operating expenses:
    Research and development                                           2,273,522             1,521,779            19,057,297
    General and administrative                                           631,709               491,534             7,469,591
    Nonrecurring collaboration restructuring fee                               0                     0               600,000

    Purchased research and development                                         0                     0             4,481,405
    Amortization of finance charges                                            0                     0               345,439

Interest Income                                                         (142,874)              (99,234)           (1,008,822)
Interest Expense                                                          18,705                11,058               117,818
                                                             ----------------------------------------------------------------
    Net Loss                                                        $ (2,506,220)         $ (1,885,397)        $ (25,464,974)
                                                             ================================================================
Preferred dividends and accretion                                       (630,464)                              $ (13,389,608)
                                                             ----------------------------------------------------------------
Loss applicable to common shareholders                              $ (3,136,684)         $ (1,885,397)        $ (38,854,582)
                                                             ================================================================

Basic and diluted loss per common share                                  $ (0.32)              $ (0.23)
                                                             ----------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Changes in Shareholders' Equity


Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                                                       Restated
                                                         -------------------------------------------------------------------------
                                                                Class A                Class B
                                                              Convertible             Convertible
                                                            Preferred Stock         Preferred Stock          Common Stock
                                                         ------------------------------------------------------------------------
                                                           Shares     Amount      Shares      Amount      Shares      Amount
                                                         -------------------------------------------------------------------------
Balance at December 31, 1995                                       0         0            0          0    7,530,288      75,302
                                                         -------------------------------------------------------------------------

Issuance of Class A convertible preferred stock            1,250,000    12,500

Conversion of Class A convertible preferred stock           (164,970)   (1,650)                             458,255       4,582

Class A convertible preferred stock dividend                  21,998       220

Issuance of common stock                                                                                     29,418         294

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                         -------------------------------------------------------------------------
Balance at December 31, 1996                               1,107,028   $11,070            0         $0    8,017,961     $80,178
                                                         -------------------------------------------------------------------------

Conversion of Class A convertible preferred stock           (396,988)   (3,970)                           1,102,757      11,028

Class A convertible preferred stock dividend                  47,592       476

Issuance of Class B convertible preferred stock                                       4,850         49

Conversion of Class B convertible preferred stock                                      (258)        (3)      64,642         647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                            238           3

Issuance of common stock                                                                                    598,336       5,983

Exercise of stock options                                                                                    50,000         500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                         -------------------------------------------------------------------------
Balance at December 31, 1997                                 757,632    $7,576        4,592        $46    9,833,934     $98,339
                                                         -------------------------------------------------------------------------
Conversion of Class B convertible preferred stock                                    (1,115)       (11)     441,654       4,417

Accretion of dividend payable on Class B convertible preferred stock

Issuance of Common Stock

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                         -------------------------------------------------------------------------
Balance at March 31, 1998                                    757,632    $7,576        3,477        $35   10,275,588    $102,756
                                                         -------------------------------------------------------------------------


Consolidated Statement of Changes in Shareholders' Equity (continued)


Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                                          Restated
                                                         ----------------------------------------------------------------


                                                           Additional                                           Total
                                                            Paid-in          Deferred       Accumulated     Stockholders'
                                                            Capital        Compensation       Deficit          Equity
                                                         ----------------------------------------------------------------
Balance at December 31, 1995                               14,913,435                 0     (10,025,505)       4,963,232
                                                         ----------------------------------------------------------------

Issuance of Class A convertible preferred stock            22,890,075                       (11,371,523)      11,531,052

Conversion of Class A convertible preferred stock              (2,932)                                                (0)

Class A convertible preferred stock dividend                  255,661                          (255,881)               0

Issuance of common stock                                      102,426                                            102,720

Compensation associated with stock option grants              190,407          (190,407)                               0

Amortization of deferred compensation                                            83,647                           83,647

Net loss                                                                                     (7,608,679)      (7,608,679)
                                                         ----------------------------------------------------------------
Balance at December 31, 1996                              $38,349,072         ($106,760)   ($29,261,588)      $9,071,972
                                                         ----------------------------------------------------------------

Conversion of Class A convertible preferred stock              (7,058)                                                (0)

Class A convertible preferred stock dividend                  623,038                          (623,514)               0

Issuance of Class B convertible preferred stock             4,851,662                          (369,861)       4,481,850

Conversion of Class B convertible preferred stock                (644)                                                 0

Accretion of dividend payable on Class B convertible
      preferred stock                                         138,365                          (138,365)               0

Extension/reissuance of underwriter warrants                  168,249                                            168,249

Exercise of warrants                                               (6)                                                (3)

Issuance of common stock                                    3,463,818                                          3,469,801

Exercise of stock options                                      19,500                                             20,000

Compensation associated with stock option grants               55,643                                             55,643

Amortization of deferred compensation                                            34,632                           34,632

Net loss                                                                                     (5,343,594)      (5,343,594)
                                                         ----------------------------------------------------------------
Balance at December 31, 1997                              $47,661,639          ($72,128)   ($35,736,922)     $11,958,550
                                                         ----------------------------------------------------------------
Conversion of Class B convertible preferred stock              (4,406)                               $0               (0)

Accretion of dividend payable on Class B convertible
      preferred stock                                         121,162                          (121,162)               0

Issuance of Common Stock                                      509,301                          (509,301)               0

Compensation associated with stock option grants               12,813                                             12,813

Amortization of deferred compensation                                             8,658                            8,658

Net loss                                                                                     (2,506,220)      (2,506,220)
                                                         ----------------------------------------------------------------
Balance at March 31, 1998                                 $48,300,509          ($63,470)   ($38,873,605)      $9,473,801
                                                         ----------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Consolidated Statement of Cash Flows


Vion Pharmaceuticals, Inc.
(A Development Stage Company)                                                                      Restated
                                                                          --------------------------------------------------------
                                                                                                                    For the period
                                                                                                                   from May 1, 1994
                                                                                   For The Three Months          (inception) through
                                                                                      Ended March 31,                 March 31,
                                                                          --------------------------------------------------------
                                                                                 1998                1997               1998
                                                                                       (Unaudited)                   (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                                $ (2,506,220)      $ (1,885,397)       $ (25,464,974)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                            0                  0            4,481,405
          Amortization of financing costs                                               0                  0              345,439
          Depreciation and amortization                                           122,438             57,276              577,644
         (Increase) in other current assets                                       389,563            (26,016)            (457,102)
         (Increase) in other assets                                                     0            192,669             (450,124)
          Increase in accounts payable and
          accrued expense                                                         157,022            (41,003)             996,840
          Extension/reissuance of placement agent warrants                              0                  0              168,249
          Stock issued for services                                                     0                  0              600,417
          Stock options issued for compensation                                    21,471             25,862              735,393
                                                                          --------------------------------------------------------
                 Net cash (used in) operating activities                       (1,815,726)        (1,676,609)         (18,466,813)
                                                                          --------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                             0         (1,139,610)         (22,209,166)
          Maturities of marketable securities                                   1,042,590          1,723,000           16,163,216
          Cash portion of MelaRx acquisition                                            0                  0                4,061
          Acquisition of fixed assets                                             (22,238)           (25,924)            (834,691)
                                                                          --------------------------------------------------------
                 Net cash provided by (used in) investing activities            1,020,352            557,466           (6,876,580)
                                                                          --------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                       0                  0            9,696,210
          Net proceeds from issuance of common stock                                    0                  0            3,206,077
          Net proceeds from issuance of preferred stock                                 0                  0           16,012,902
          Repurchase of common stock                                                    0                  0                 (720)
          Net proceeds from bridge financing                                            0                  0            1,704,269
          Repayments of bridge financing                                                0                  0           (2,000,000)
          Advances from stockholders                                                    0                  0              250,000
          Repayments to stockholders                                                    0                  0             (250,000)
          Exercise of warrants                                                          0                 (3)                  (3)
          Receipts from sale of unit purchase option                                    0                  0                  250
          Repayment of equipment capital lease                                    (80,056)           (37,497)            (260,401)
                                                                          --------------------------------------------------------
                 Net cash provided by (used in) financing activities              (80,056)           (37,500)          28,358,584
                                                                          --------------------------------------------------------
Net increase (decrease) in cash                                                  (875,430)        (1,156,643)           3,015,191
Cash and cash equivalents at beginning of period                                3,890,621          3,788,369                    0
                                                                          --------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 3,015,191        $ 2,631,726          $ 3,015,191
                                                                          ========================================================

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

 (Note C) - Private Placement of Class A Convertible Preferred Stock:
            --------------------------------------------------------

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is initially convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if converted" basis. In connection with the sale of the Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance, as required by Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). Such amount was recognized upon issuance of the preferred securities as a charge against accumulated deficit, with a corresponding increase in paid in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The Company also issued to the placement agent warrants to purchase an aggregate of 546,875 shares of the Company's common stock. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, and a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain circumstances if the Company's common stock price falls below the conversion price of the Class A Preferred Stock. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.


(Note D) - Antidilution Adjustment:
           -----------------------

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

(Note E) - Private Placement of Class B Convertible Preferred Stock:
           --------------------------------------------------------

         On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are convertible into shares of common stock including an accretion of 8% per annum. Shares of the Class B Preferred Stock may also be eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and is not entitled to dividends. Conversions of Class B preferred Stock in the quarter ended March 31, 1998 resulted in additional dividends of Class C preferred stock representing 155,200 shares of common stock valued at $509,300. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase to additional paid-in capital. These dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.


(Note F) Boehringer Ingelheim Agreement
         ------------------------------

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

(Note H) - Per Share Data
           --------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                               ----------------------- ------------------------
                                                 Three Months Ended      Three Months Ended
                                                   March 31, 1998          March 31, 1997
---------------------------------------------- ----------------------- ------------------------
Numerator:
---------------------------------------------- ----------------------- ------------------------

     Net loss                                       ($2,506,220)            ($1,885,397)
Preferred stock dividends
 and accretion                                         (630,464)                      0

---------------------------------------------- ----------------------- ------------------------

     Numerator for basic and diluted loss
     applicable to common shareholders              ($3,136,684)            ($1,885,397)

---------------------------------------------- ----------------------- ------------------------
Denominator:
---------------------------------------------- ----------------------- ------------------------

     Denominator for basic and diluted loss
     applicable to common shareholders                9,891,509               8,209,237

---------------------------------------------- ----------------------- ------------------------

Basic and diluted loss applicable to common
shareholders                                             ($0.32)                 ($0.23)

---------------------------------------------- ----------------------- ------------------------


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

(Note I) - Restatement of Financial Information
           ------------------------------------

The financial statements for the quarters ended March 31, 1998 and 1997 were restated and reflect the recording of adjustments necessary to comply with Financial Accounting Standards Board (FASB) initiatives as follows:

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock. The Company has retroactively recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. As originally filed, the financial statements for the year ended December 31, 1996 did not include the restatement required by EITF D-60, which was issued in March, 1997, for the recognition of the non-cash dividend.

         The Class A Preferred Stock requires semi-annual dividends of 5% per annum payable in additional shares of Class A Preferred Stock. Since this dividend is immediately convertible into common stock of the Company, the Company has retroactively recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital. Based on the quoted market price of the common stock as of the date of the issuance, the Company retroactively recorded non-cash preferred dividends of $255,881 in 1996 and $623,514 in 1997. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders in the appropriate periods. The Company originally recorded these dividends based on the par value of the preferred stock issued.

         On August 20, 1997 the Company completed a private placement of 4,850 shares of Class B Convertible Preferred Stock (see Note E). The Company has retroactively recorded upon issuance of the Class B Convertible shares an imputed one-time non-cash dividend of approximately $370,000 as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $370,000 has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders for the periods from inception through March 31, 1998. As originally filed, the financial statements did not include recognition of the non-cash dividend.

         The Class B Preferred Stock, including an accretion of 8% per annum, is convertible into shares of common stock. For the year ended December 31, 1997 the Company had included the dividend accretion in accounts payable and accrued expenses. The Company has retroactively increased additional paid-in capital by approximately $133,000 for the amount of this dividend accretion.

         As discussed in Note E, conversions of Class B Preferred Stock were entitled, under certain circumstances to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately converted into common stock. During the quarter ended March 31, 1998 conversions of Class B Preferred Stock resulted in Class C stock dividends representing 155,200 shares of common stock valued at $509,300, which has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the dividend requirement on the Preferred Stock and the loss applicable to common shareholders. The Company has also retroactively adjusted previously recorded dividend accretion for an increase in the non-cash dividend on the Class B Preferred Stock of approximately $85,000 for the three months ended March 31,

1998. As originally filed, the financial statements for the three month period ended March 31, 1998 included the non-cash dividends as an issuance of common stock at par value.

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

Liquidity and Capital Resources
-------------------------------


         At March 31, 1998, the Company had working capital of $8,213,004. The Company's most recent principal sources of funds through March 31, 1998 have been $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price related to the BI agreement and $4,481,850 net proceeds from private financing through issuance of 4,850 shares of Class B Convertible Preferred Stock.


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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.
             --------

               27. Article 5 Financial Data Schedule (Restated) for first quarter 1998.


         (b) Reports on Form 8-K.
             -------------------

               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  VION PHARMACEUTICALS, INC.
                                  (Registrant)



                                  By: /s/ Thomas E. Klein
                                      ----------------------------------
                                      Thomas E. Klein
                                      Vice President - Finance
                                      (Duly authorized signatory and
                                      Chief Financial Officer)




Date:  February 5, 1999