Form 10QSB/A
period 1998-06-30
VION PHARMACEUTICALS INC
filed 1999-02-05
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


                                 AMENDMENT NO. 2



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


         As discussed in Note C, conversions of Class B Preferred Stock were entitled, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately converted into common stock. During the quarter ended June 30,1998 conversions of Class B Preferred Stock resulted in Class C stock dividends representing 21,836 shares of common stock valued at $101,700, which has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. As originally filed, the financial statements for the three and six month periods ended June 30, 1998 included the non-cash dividends as an issuance of common stock at par value.


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