Form 10KSB40
period 1998-12-31
VION PHARMACEUTICALS INC
filed 1999-03-31
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
                              EXCHANGE ACT OF 1934
                   For the Fiscal year ended December 31, 1998

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

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:
                               Title of Each Class
                               -------------------
                                      Units
             Common Stock, $0.01 par value (together with associated
                          Common Stock Purchase Rights)
                                Class A Warrants
                                Class B Warrants

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

The Registrant's revenues for the most recent fiscal year were:  $1,955,989.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 31, 1999 based upon of the last sale price of such stock on that date as reported by the NASDAQ SmallCapSM Market was $89,626,928. The number of shares of the Registrant's Common Stock outstanding as of December 31, 1998 was 13,953,046.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, Registrant's Proxy Statement shall not be deemed to be part of this Form 10-KSB.

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company which has sponsored research projects and is engaged primarily in research and development of therapeutic products for the treatment of cancer. Pursuant to a license agreement entered into with Yale University ("Yale") in August 1994 (the "Yale/OncoRx Agreement"), the Company has acquired the rights to certain oncology and antiviral related patents and technology. The Company believes that the licensed rights include several novel technologies which provide a broad technology base for the future development of therapeutic products.

         Research and Development. The Company's strategy is two-fold. First, the Company intends to engage principally in research and development with respect to anticancer and antiviral technologies through in-house research and through collaborative and sponsored research agreements. The Company's initial research and development will focus on the following core technologies: (i) porfiromycin (Promycin(R)), a hypoxic cancer cell therapeutic which targets oxygen-depleted cells that are otherwise resistant to radiation therapy, (ii) sulfonyl hydrazine prodrugs, which are designed to be activated in cancer cells or the surrounding area and destroy cancer cells, (iii) novel nucleoside analogs which inhibit the Hepatitis B virus, (iv) ribonucleotide reductase inhibitors such as Triapine(TM), which block the formation of the precursors of DNA and thereby inhibit the replication of cancer cells and (v) Tumor Amplified Protein Expression Therapy, or TAPET(TM), a novel gene therapy vector for the treatment of cancer. In addition to its core technologies, the Company has rights to several additional product candidates, including MelasynTM, a synthetic form of melanin. The Company's early research and development efforts were performed by academic collaborators. Since its initial public offering in August 1995, the Company has recruited a scientific staff which is engaged directly in research and development, although the Company also expects to continue to sponsor academic collaborators.

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

         Strategic Partnerships. Second, the Company has concluded and will continue to pursue strategic partnerships with other companies to more effectively develop and eventually market technologies in its portfolio. In November 1997, the Company and Boehringer Ingelheim International GmbH entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R) (porfiromycin), Vion's lead anticancer agent. If the Company's TAPET program proves its ability to deliver growth-inhibiting therapy to tumor tissue, the Company intends to further develop TAPET as a platform technology in several ways. The Company intends to select existing effective anticancer agents for delivery using TAPET, and the Company may also contract with other pharmaceutical companies to use TAPET to deliver new, proprietary anticancer agents. Other technologies which are candidates for strategic partnerships include Triapine,(beta)-L-Fd4C and the sulfonyl hydrazine prodrugs.

OVERVIEW OF CANCER

         Cancer is characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, and invasion and spread (metastasis) of the cells. Cancerous tumors can arise in almost any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous it can spread (metastasize) to various sites in the body. Cancer is a devastating disease with tremendous unmet medical needs. It has been estimated by the American Cancer Society that 1.22 million new cases of invasive cancer will be diagnosed in the United States in 1999 and 563,100 U.S. citizens are expected to die from cancer in 1999. Sixty percent of new cases of cancer are expected to result in death within five years. Cancer is the second leading cause of death in the U.S., exceeded only by heart disease. Since 1990, approximately 4 million Americans have died from cancer. The market for cancer therapeutics in the U.S. was approximately $9.3 billion in 1997 and is projected to total approximately $11.5 billion in 1999.

         Although several types of tumors can now be effectively treated with drugs, it is only in recent years that we have begun to see improvement in the survival rates for the most common tumors. The Company believes that recent developments in the understanding of the processes that regulate the proliferation and metastasis of malignant cells provide opportunities to discover and develop innovative products and approaches to treat cancer.

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

RESEARCH AND DEVELOPMENT

         The Company is currently focusing on the following principal areas of research: (i) hypoxic cancer cell therapeutics, (ii) sulfonyl hydrazine prodrugs, (iii) novel nucleoside analogs, (iv) ribonucleotide reductase inhibitors and (v) Tumor Amplified Protein Expression Therapy, or TAPET. All of these technologies were licensed by the Company pursuant to the Yale/OncoRx Agreement and/or the Yale/MelaRx Agreement (as defined below) and are in the early development stage and require significant further research, development, testing and regulatory clearances. The Company's current research and development efforts were initiated by academic collaborators at Yale University and are being pursued at the Company and Yale with Company sponsorship.

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

          Investigators in Dr. Alan C. Sartorelli's laboratory at Yale have sought to develop chemotherapeutic agents which by virtue of their chemical and metabolic properties could be selectively toxic to hypoxic cells. One such agent identified by Dr. Sartorelli was Promycin, a bioreductive alkylating agent. Laboratory studies indicated that Promycin destroyed a greater percentage of hypoxic cells relative to oxygenated cells than other agents being tested. A Phase I/II trial was conducted at Yale on a limited number of people. In this initial study, of the 21 patients treated with radiation (and, in some cases, surgery) in conjunction with Promycin for certain types of cancer of the head and neck, seven remained alive with no evidence of the disease or the cancer after a median follow-up of 60 months. The Company believes that these results are better than would have been expected without the use of Promycin, although there can be no assurance that Promycin will prove to be efficacious in a more extensive study. Based on these findings, a Phase III trial of Promycin in combination with radiation has been initiated in patients with head and neck cancer, which is designed to determine the efficacy of Promycin as an adjunct to radiation therapy for these conditions. The Phase III trial was initially conducted at Yale and the Company has expanded the Phase III program to include additional sites in Europe and the United States. The Company also plans to evaluate Promycin in other tumor types.

         The Company has obtained an exclusive license from Yale for data on Yale's research on Promycin and the clinical studies of Promycin conducted by Yale. Because composition of matter patent protection is unavailable for Promycin, the Company has received Orphan Drug status with respect to the use of Promycin to treat head and neck cancer. In March, 1997, the Company also received Orphan Drug status with respect to the use of Promycin to treat cervical cancer.

         Sulfonyl Hydrazine Prodrugs. Alkylating agents are used to treat a variety of cancers, with different alkylating agents being used to treat different malignancies. These drugs are highly reactive (i.e., react with a number of different types of cells) and, as a consequence, cause undesirable side effects. This reactivity may be controlled by converting alkylating agents to prodrug forms. This conversion is accomplished by the attachment of a prodrug component to the alkylating agent so as to block the reactivity of the compound. The prodrug component can be designed to be released by a variety of enzymes found predominantly in tumors or in the area surrounding the tumor cells. Cleavage of the prodrug component from the alkylating agent, so as to restore the reactivity of the alkylating agent, occurs within the target tumor or in the area surrounding the tumor, thus permitting greater tumor selectivity and activity and lowering the potential for toxicity.

         The Company has licensed several classes of sulfonyl hydrazine prodrugs from Yale, including certain prodrugs which are the subject of eight issued patents and one pending patent application. Each of these alkylating agent prodrugs may target a unique property of a cancer cell, thereby destroying it. The Company is in the process of evaluating several lead candidates for development. The Company intends to extend its preclinical studies, which will include analytical studies, formulation and toxicological evaluation, and, if successful, intends to file an Investigational New Drug Application (IND).

         Novel Nucleoside Analogs. Antimetabolites are anticancer and antiviral agents which resemble natural cellular metabolites and therefore interfere with natural metabolic processes. Certain of the more significant antimetabolites inhibit the function of enzymes which are necessary for the synthesis of nucleotides (which are the building blocks of DNA and RNA) and therefore inhibit cell growth. Pursuant to the Yale/OncoRx Agreement, the Company has licensed from Yale a patent application relating to the nucleoside analog 3TC and its use as an anti-hepatitis B virus ("HBV") agent, and several patent applications relating to the nucleoside analog (beta)-L-Fd4C and its use as anti-HBV agents. These nucleoside analogs are antimetabolites and have shown, in preclinical studies, the ability to inhibit the replication of HBV. HBV is a causative agent of both acute and chronic forms of hepatitis which affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer. At present, no clinically useful drug is on the market for the treatment of HBV infections.

         The Company is aware of numerous patent applications and/or patents owned by third parties that also relate to 3TC and (beta)-L-FddC, and/or their uses as anti-HBV agents. The Company cannot predict whether its or its competitors' patent applications will result in valid patents being issued. See "--Patents, Licenses and Trade Secrets." In October 1996, the U.S. Patent and Trademark Office issued a patent to Yale University covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV, and Yale has licensed to the Company exclusive worldwide rights to the patent including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. Due to the resources required, the Company intends to seek a strategic partner to further develop these anti-HBV agents.

         Ribonucleotide Reductase Inhibitors. The conversion of ribonucleotides to deoxyribonucleotides, which is catalyzed by ribonucleotide reductase, is a critical step in the synthesis of DNA in cells. If DNA is not synthesized, cells cannot replicate. The Company believes that a strong inhibitor of ribonucleotide reductase which targets cancer cells could act as a therapeutic agent. The Company has initiated a program to develop inhibitors of ribonucleotide reductase based on technology developed by Dr. Sartorelli and licensed under the Yale/OncoRx Agreement. The Company has licensed from Yale patented technology related to ribonucleotide reductase inhibitors. The Company has completed animal studies necessary to determine the pharmacological and toxicological profiles of its lead compound, Triapine (previously known as 3-AP or OCX-0191) . Triapine has demonstrated significant in vitro and in vivo activity against murine L1210 leukemia, the murine M109 lung carcinoma, and the human A2780 ovarian carcinoma. The Company filed an Investigational New Drug (IND) application for Triapine in December 1997 and received clearance one month later from the FDA to proceed with Phase I clinical trials. The Company is conducting these studies at the University of Miami Hospital and the Arizona Clinical Research Center. Triapine's target indications are for solid tumors such as lung, breast, colorectal cancer and melanoma, and chronic myelogenous leukemia.

         TAPET. TAPET stands for Tumor Amplified Protein Expression Therapy, an enabling platform technology featuring a novel gene therapy vector for the treatment of cancer. Originated at Yale University and advanced at Vion and Yale with Vion's sponsorship, the TAPET system uses genetically-engineered bacteria as vectors to effectively target cancerous tumors, amplify within tumors and deliver prodrug converting enzymes and genes that are capable of regulating cell growth in tumor tissue. Screened for their significant activity in tumors, TAPET organisms selectively target and infect tumors, rapidly multiplying in them by several orders of magnitude relative to normal tissue. Bacteria from the genus Salmonella, attenuated for virulence, were chosen because they multiply rapidly, can be easily modified genetically and have been found to grow under both aerobic (air) and anaerobic (lack of air) conditions, such as those that occur within solid tumors. The microorganisms have been designed to be highly selective for tumor tissue, and as an additional safeguard, the possibility for infection of normal tissue has been attenuated by bioengineering the organisms. In addition, TAPET vectors are designed to remain fully sensitive to antibiotics. This sensitivity allows for greater control since the vector can be cleared from the body in the presence of an antibiotic at any time during therapy. Tumor localization has been shown in animal models using TAPET strains in 16 tumor models including models of melanoma, breast, lung, colon, renal and liver cancer. Having developed this vector, the expression of multiple genes that are capable of regulating prodrug converting enzymes has been achieved. For example, the program has demonstrated in vivo activity for a bacterial strain which expresses the herpes simplex virus thymidine kinase gene for the conversion of ganciclovir to its toxic phosphorylated forms. To Vion's knowledge, the TAPET discovery effort is the only vector-based research program currently underway that is studying the use of bacterial as opposed to viral vectors for the treatment of cancer. Whereas viral vectors are delivered locally, TAPET bacterial vectors are delivered systemically, allowing for the potential treatment of tumors throughout the body whether their location is known or not. As a platform technology, Vion is developing a portfolio of TAPET organisms for itself and potential partners to deliver prodrug converting enzymes and/or cytokines to tumors. The Company believes that TAPET is unique in its ability to target solid tumor tissue and the vector's ability to reproduce at high levels within tumor tissue. Vion is continuing to develop TAPET in preclinical studies and plans to initiate a Phase I clinical study of its first TAPET vector in 1999. The Company has completed GMP production and characterization of a master cell bank for production of the clinical dosage form, as well as frozen and lyophilized formulations of the vector, known as VNP20009.

         Other Programs. The Company also intends to pursue other research and development projects leading to the development of anticancer therapeutics. The Company intends to seek collaborations with academic institutions, including additional arrangements with Yale, to obtain additional technology rights. The Company believes that its relationship with Dr. Sartorelli and Dr. Yung-Chi Cheng of Yale, both of whom are on the Company's Scientific Advisory Board, may provide the Company with the ability to obtain rights in connection with work being done in their laboratories. However, the Yale/OncoRx Agreement only granted to the Company rights to specific technologies and the Company does not have any right to obtain a license to any of the work being conducted in their laboratories and any such rights would be subject to reaching an agreement with Yale as to the terms of such license.

OTHER POTENTIAL PRODUCT CANDIDATES

         Melasyn(TM). Pursuant to a Research Agreement dated September 23, 1988, as amended and restated as of August 1, 1992 (the "Yale/MelaRx Agreement"), the Company has obtained rights to a synthetic form of melanin which the Company has named Melasyn. Melanin is a pigment formed by cells in the skin which gives skin its color and protects it from sun damage by absorbing ultraviolet rays. Melasyn is a readily soluble form of melanin making it a novel and useful ingredient for formulation of skin care products and cosmeceuticals. In February 1998, Vion agreed to license its Melasyn technology in an exclusive worldwide agreement with San Mar Laboratories, a leading manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the agreement, Vion granted an exclusive worldwide license to San Mar for the manufacture and sale of products containing Melasyn. Vion will receive a royalty on products sold by San Mar with guaranteed minimum annual royalties over an initial three year period.

         The Company has also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any other products or product candidates which the Company presently plans to pursue, although the Company still has substantial financial commitments to Yale pursuant to such agreement. See "--Sponsored Research and License Agreements."

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

         In November 1997, Boehringer Ingelheim International GmbH of Ingelheim, Germany and the Company entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin (porfiromycin), the Company's lead anticancer agent. Promycin, a bioreductive alkylating agent, is currently being investigated in Phase III clinical trials for use in combination with radiation therapy for solid tumors of the head and neck.

         The strategic agreement provides the Company with exclusive co-promotion rights to Promycin in North America. Roxane Laboratories, Inc. (a subsidiary of Boehringer Ingelheim) and the Company will co-promote Promycin in the United States. Boehringer Ingelheim will have exclusive worldwide rights to market and sell Promycin outside North America. In exchange for these rights, Boehringer Ingelheim paid the Company up front licensing fees, and is obligated to pay development milestones and royalties on future sales of Promycin outside North America.

         Both Boehringer Ingelheim and the Company will share in worldwide development costs. In addition, Boehringer Ingelheim made an equity investment in Vion at a premium to the then current market price. Vion will manufacture and supply Promycin for all territories.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

         Yale/OncoRx Agreement. Pursuant to a License Agreement dated August 31, 1994, as amended, Yale granted to Vion an exclusive, non-transferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The licensed technology includes several of the core technologies on which the Company initially intends to focus. See "--Research and Development." The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. The Yale/OncoRx Agreement also provides that if Yale, pursuant to its own research, identifies potential commercial opportunities for the inventions and research, Yale will give the Company a first option to negotiate a commercial license for such commercial opportunities. Pursuant to the Yale/OncoRx Agreement, the Company issued to Yale 159,304 shares of common stock, granted certain registration rights to Yale with respect to these shares of Common Stock and made a payment of $50,000. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals. In July 1997, the Company and Yale amended this license agreement and the Yale/MelaRx Agreement to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued an additional 150,000 shares of common stock to Yale. The Company has agreed with Yale that the Company will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect the Company's rights in other products.

         Subsequent to entering into the Yale/OncoRx Agreement, the Company paid $345,000 as unrestricted grants to fund certain research at Yale, including research in Dr. Cheng's laboratory. The Company made additional unrestricted grants to Yale of $345,000 in November 1995 and November 1996, and $86,250 in September 1997 for continued support of this research. The Company also made an unrestricted grant to Yale of $200,000 in April 1998 to fund research in Dr. Sartorelli's laboratory. There can be no assurance that these funds will be used to conduct research relating to products which the Company desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/OncoRx Agreement, the Company may be unable to utilize such technologies unless it negotiates additional license agreements.

         Yale/MelaRx Agreement. Pursuant to the Yale/MelaRx Agreement, Yale has agreed to perform a research program under the supervision of Dr. John Pawelek, while he is employed by Yale. The research program has primarily involved synthetic melanin and products designed to control the effects of ultraviolet radiation. In addition, under the Company's TAPET program, Dr. Pawelek is conducting certain research regarding the use of a bacterial vector in connection with genetic therapy for melanoma. The Company has agreed to reimburse Yale for its direct and indirect costs in connection with the research program in an amount currently equal to $852,000 per year. Except to the extent of inventions made solely by the Company's employees, Yale will be the owner of any inventions resulting from the research and the Company will have an option to obtain an exclusive license (to the extent Yale has the right to grant such a license) with respect to the inventions. The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a non-transferable worldwide exclusive license to three inventions relating to gene therapy for melanoma. Pursuant to this agreement the Company paid Yale a $100,000 fee and has agreed to make milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues. The Yale/MelaRx Agreement is for a term ending June 30, 2001, subject to earlier termination by the Company if Dr. John W. Pawelek is no longer the principal investigator.

         Pursuant to the Yale/MelaRx Agreement, Yale and the Company have entered into five license agreements which grant the Company exclusive licenses to make, use, sell and practice the inventions covered by certain patents. Each such license agreement requires the Company to pay to Yale royalties based on a percentage of net sales of the products covered and sub-licensing income. In addition, the licenses provide that they are terminable in the event the Company does not exercise due diligence in commercializing the licensed technology.

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

         The timing of market introduction of some of the Company's potential products or of competitor's products may be an important competitive factor. Accordingly, the relative speed with which the Company can develop products, complete preclinical testing, clinical trials and regulatory approval processes and supply commercial quantities to market are expected to be important competitive factors. In addition, the Company may apply for Orphan Drug designation by the FDA for its proposed products. To the extent that a competitor of the Company develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to the Company, the Company may be precluded from marketing its product for a period of seven years. See "--Government Regulation."

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

          In connection with the Yale/MelaRx Agreement, the Company is the exclusive licensee of a number of filed patent applications relating to the Company's TAPET platform technology which provide for methods for diagnosing and/or treating various solid tumor cancers, including but not limited to melanoma, lung cancer, breast cancer and colon cancer. The Company is also the exclusive licensee of issued United States and foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. Of the United States patents and patent applications, however, only two pending patent applications are relevant to the Company's Melasyn product(s). The Company has filed corresponding applications relevant to the Melasyn products for patent protection in foreign countries.

          In connection with the Yale/OncoRx Agreement, the Company is the exclusive licensee of eight issued and one pending United States patents relating to its sulfonyl hydrazine prodrug technology, including patents relating to novel sulfonylhydrazine methylating agents and their use for treatment of trypanosomiasis and cancer and to novel 1-alkyl-2-acyl-1,2-disulfonylhydrazines and their use for controlling neoplastic cell growth. The Company is also the exclusive licensee of a number of issued and pending United States and foreign patent applications relating to
(beta)-L-Fd4C, its composition and its use for the treatment of HIV and HBV infections and their use in combination with other anti-AIDS agents, a pending United States patent application relating to 3TC and its use for the treatment of hepatitis B virus (HBV) infection, as well as issued patents and patent applications related to TriapineTM and other ribonucleotide reductase inhibitors.

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

         The U.S. Patent and Trademark Office has issued patents to Yale University covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV and HIV, and Yale has licensed to the Company exclusive worldwide rights to the patents including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. In addition Yale has also licensed to the Company rights to a pending patent application covering the use of these agents in combination with other nucleoside anti-HIV drugs.

         The Company is aware that patent applications, some of which have issued as patents, have been filed by IAF Biochem International, Inc., Emory University, Glaxo Group Limited and the

University of Georgia Research Foundation, that relate to, enantiomerically enriched racemic mixtures containing 3TC, methods of preparation, and use of 3TC or racemic mixtures containing 3TC as an antiviral agent. Some of these patent applications have earlier filing dates than the patent applications licensed to the Company, and thus may prevent the Company from obtaining patent protection in the applications it has licensed. The Company believes that it may be able to prove that it is entitled in its licensed applications to priority of invention for claims directed to the use of 3TC as an anti-HBV agent. However, there is a substantial risk that the Company will not prevail in proving that it is so entitled, and that others will be awarded patent protection for such claims. The patent applications filed by third parties that relate to 3TC will likely prevent the Company from obtaining product claims to 3TC in the patent applications it has licensed. If the Company were able to obtain a patent with claims directed to the use of 3TC as an anti-HBV agent, it would have the right to exclude only the use of 3TC as an anti-HBV agent. Other third parties, in addition to those described above, may also have filed patent applications relating to 3TC and (beta)-L-Fd4C and/or their uses as anti-HBV agents.

         The Company or its licensors is prosecuting the patent applications licensed to the Company with the United States Patent and Trademark Office and various foreign patent agencies but the Company does not know whether any of its applications will result in the issuance of any patents or, if any patents are issued, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated, inter alia, for utility, novelty, nonobviousness and enablement. The United States Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims include subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may provoke an interference proceeding in the United States Patent and Trademark Office or such a proceeding may otherwise be declared by the Patent & Trademark Office. In general, in an interference proceeding, the Patent and Trademark Office would review the competing patents and/or patent applications to determine the validity of the competing claims, including but not limited to determining priority of invention. Any such determination would be subject to appeal in the appropriate United States federal courts.

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

GOVERNMENT REGULATION

         Overview. Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of the Company's products and in its ongoing research and product development activities. All of the Company's products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biologicals and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the Public Health Service (PHS) Act and regulations promulgated thereunder, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the manufacturing and marketing of products being developed by the Company and its ability to receive product or royalty revenues. There can be no assurance that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

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

         Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to (1) provide enough data for statistical proof of safety and efficacy, (2) compare the experimental therapy to existing therapies, (3) uncover any unexpected safety problems, such as side-effects, and (4) generate product labeling. In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally conducted in patients rather than in healthy volunteers. Because these patients are already afflicted with the target disease, it is possible that such studies will provide results traditionally obtained in Phase II trials. These trials are referred to as "Phase I/II" trials.

         The results of the preclinical and clinical testing are submitted to the FDA either as part of a New Drug Application ("NDA") (for drugs) or a Product License Application ("PLA") (for biologics) for approval to commence commercial distribution. For a biological, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. A minimum of several years is generally required to obtain approval after submission of an NDA or PLA. There can be no assurance that approvals will be granted on a timely basis, if at all. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to assure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If products are approved for marketing, the Company will be subject to stringent post-marketing requirements, and there can be no assurance that regulatory or enforcement action will not occur, which would potentially limit the Company's ability to market its products.

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

         Orphan Drug Designation. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an "orphan" drug for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the U.S. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered which could significantly affect the Orphan Drug law. The Company received Orphan Drug designation for Promycin in September 1995 to treat head and neck cancer and in May 1997 received FDA approval of its request for Orphan Drug status for the use of Promycin to treat cervical cancer. It intends to seek this designation for other products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any Orphan Drug designation obtained by the Company.

         Drugs for Life-Threatening Illnesses. FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses. These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval. This regulatory framework also provides that if Phase I results are promising, Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing. Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required. The FDA may also seek the Company's agreement to perform post-approval Phase IV studies.

         The FDA has announced that the accelerated approval concept is being expanded for cancer drugs. The proposed changes are designed to speed drug approvals by requiring less extensive preapproval testing in some circumstances. Specifically, the FDA has stated that it may approve these drugs based on the use of surrogate markers. "Partial responses," such as a drug's effectiveness at short-term tumor shrinkage, that the FDA believes are clear indicators of therapeutic effect, would be sufficient to demonstrate efficacy for these drugs. This is in contrast to requiring the traditional "full-endpoint" measures of improved survival or quality of life. Other provisions of the new initiatives include proactive solicitation by the FDA of expanded access filings for foreign-approved cancer agents and greater patient representation on the FDA's Oncology Drugs Advisory Committee. Although agency officials have estimated that the changes will reduce by as much as a year the normal development time for most cancer drugs, it is uncertain whether and how these initiatives will actually be implemented by the FDA and whether they will have a significant impact on the approval process for cancer drugs.

MANUFACTURING AND MARKETING

         The Company has no experience in manufacturing or marketing products and has not yet commercially introduced any pharmaceutical products. The Company does not now have resources to manufacture or market on a commercial scale any products that it may develop. To be successful, the Company's pharmaceutical products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Initially, the Company intends to manufacture products through contracts with manufacturers and believes that contract manufacturing will be readily available. In the event that the Company decides to establish a manufacturing facility, the Company will require substantial additional funds and will be required to hire and retain significant additional personnel and comply with the extensive GMP regulations mandated by the FDA which are applicable to such a facility.

         Upon FDA approval of one of the Company's pharmaceutical product candidates, the Company would develop a sales force targeting oncology doctors and clinics to market its products. The Company currently has no marketing or sales staff and there can be no assurance that the Company will be able to establish such a sales force or be successful in gaining market acceptance for its products.

HUMAN RESOURCES

         As of December 31, 1998, the Company had 42 full-time employees, including 22 scientists and technicians. The Company has plans to hire 4 additional employees over the next 12 months to support continuing progress in both research and development. The Company's employees are not covered by any collective bargaining agreement.

 ITEM 2.  PROPERTIES

         The Company is currently leasing approximately 19,000 square feet of office and laboratory space on three floors of a building at 4 Science Park, New Haven, Connecticut. The lease is for a term ending in May 2001, with a right to renew for an additional five years. Contractual rental for 1999 will be $231,080. The Company believes that its current space will meet the Company's requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         There is no material legal proceeding pending against the Company or any of its property, nor was any such proceeding terminated during the fourth quarter of the year ended December 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders of Vion Pharmaceuticals, Inc. during the fourth quarter of fiscal year 1998.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         The Common Stock of the Company has traded on The Nasdaq SmallCap MarketSM under the symbol VION since April 29, 1996. From August 14, 1995 to April 26, 1996 the Common Stock traded on The Nasdaq SmallCap MarketSM under the symbol OCRX. The following table reflects the range of high and low bid prices of the Company's Common Stock for each of the calendar quarters in 1997 and 1998. This information is based on closing bid prices as reported by The Nasdaq Stock MarketSM and such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


                                                      1997                                1998
                                           ----------------------------     ---------------------------------
                                               HIGH           LOW                HIGH             LOW
             First Quarter                    6-1/4            3                3-7/8            2-7/8
             Second Quarter                   5-1/8          3-3/8              5-9/32           3-3/8
             Third Quarter                    5-7/16         3-5/8              4-1/4           2-15/16
             Fourth Quarter                     6           2-13/16            4-15/16           2-1/8


RECENT SALES OF UNREGISTERED SECURITIES

         The Company made no sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 1998.

HOLDERS

         At March 4, 1999 there were approximately 236 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has paid no cash dividends and does not expect to pay cash dividends in the foreseeable future. The certificate of designations for the Company's Class A Convertible Preferred Stock ("Class A Preferred Stock") precludes the Company from paying cash dividends on the Common Stock so long as shares of Class A Preferred Stock are outstanding, without the consent of holders of a majority of the Class A Preferred Stock. The holders of the outstanding Class A Preferred Stock are entitled to receive semi-annual dividends, on a cumulative basis, equal to five percent (5%) (on a per annum basis) of the Class A Preferred Stock held by such holder, payable, in arrears, in additional shares of Class A Preferred Stock. If and when the Company declares any dividend or distribution on the Common Stock (other than a stock dividend), the Company is required to declare a like dividend or distribution on the number of shares of Common Stock into which shares of Class A Preferred Stock is then convertible.

         The certificate of designations for the Company's Series 1998 Preferred Stock provides that holders of Series 1998 Preferred Stock are entitled to receive dividends payable quarterly "in kind" at a rate of 5% per annum, accrued from day to day until converted into Common Stock. Dividends other than non-cash dividends paid "in kind" with respect to other classes or series of preferred stock require consent of a two-thirds majority-in-interest of the holders of Series 1998 Preferred Stock.

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

         The Company has and intends to continue using a substantial portion of the net proceeds of its June 1998 private financing, equity investment, and initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with Boehringer Ingelheim International GmbH to fund its plan of operations, which includes the following elements through December 1999:

o Continue to develop internal research and development capabilities and conduct research and development with respect to the Company's core technologies and other product candidates which may be identified by the Company. The Company expects to incur substantial expenditures for research and development expenses. During the next twelve months, the Company plans to hire 4 additional employees primarily in management information services, regulatory and administrative positions.

o Conduct Phase III clinical studies in the U.S. and Europe of Promycin for treatment of cancer of the head and neck.

o Conduct Phase I clinical studies in the U.S. of the Company's anticancer agent Triapine for safety and pharmacokineectics.

o File Investigational New Drug application(s) with the FDA and conduct Phase I clinical studies in the U.S. for the safety, tumor targeting and pharmacokineectics of several bacterial constructs using the Company's TAPET cancer therapy delivery technology.

o Continue to support research and development being performed at Yale University and by other collaborators and seek additional collaborative agreements.

         The Company currently estimates that anticipated revenues, the remaining net proceeds from its private placement in June 1998, equity investments, and initial payments and reimbursed cost sharing from the agreement with Boehringer Ingelheim International GmbH and its existing cash and equivalents will be sufficient to fund its planned operations until approximately July 1999. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of December 31, 1998 the Company estimates that the amount required to fund operations for the next twelve months is approximately $15,300,000, of which approximately $2,350,000 is subject to reimbursement under the terms of a collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

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

         The Company's exposure to potential risks from the Year 2000 Issue involves Information Technology (IT) systems, scientific instrumentation, and laboratory facilities. The Company has hired an Information Systems Administrator and has inventoried all of the software and hardware embedded in its laboratory and facilities equipment employed in its research and development programs to ascertain its Year 2000 compliance. The Company has not completed its assessment of its internal information systems to determine the extent of any Year 2000 problem. However, based on an initial review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its existing systems correctly define the Year 2000 or will correctly define Year 2000 by December 31, 1999. The Company has also not completed its assessment of its scientific instrumentation, and laboratory facilities to determine the extent of any Year 2000 problem. However, the Company maintains service agreements covering its critical instrumentation and laboratory environmental equipment. Accordingly, to the extent that these service agreements are enforceable, the Company does not believe that the Year 2000 presents a material exposure with regard to its critical instrumentation and laboratory environmental equipment.

         The Company has purchased Year 2000 upgrades to several software programs, including its accounting programs, the cost of which has not been material. To date, the Company has spent an immaterial amount with respect to its Year 2000 assessment and estimates that its costs to complete its assessment, as well as any corrective measures, will not be material to the Company's financial condition, results of operations, or cash flows. The Company does not expect to reach profitability on an operating basis before 2000 and therefore expects to fund all such costs from funds it has raised or expects to raise in various financings.

         Management of the Company believes it will complete its review and implement contingency plans to deal with the Year 2000 issue in a timely manner. In the event that it does not implement adequate plans, Company operations could be affected in several adverse ways. Failure of a scientific instrument or laboratory facility could result, among other things, in the loss of experiments that would take weeks to set up and repeat. Such delays in the progress of research could have an adverse impact on the Company's stock price and on its ability to raise capital, and the cost of repeating lost experiments cannot reasonably be estimated at this time. In addition, research delays could occur due to the impact of Year 2000 problems at major vendors, government research funding agencies, or development partners.

         The Company believes it maintains adequate data backup to computers used in its information systems and scientific instrumentation. The Company currently does not have a contingency plan in the event that it or any of its key suppliers and vendors is unable to become Year 2000 compliant. The company will develop a contingency plan if the Company determines it or any of it key vendors or suppliers is not likely to achieve its compliance objectives.

Forward-Looking Statements: Cautionary Factors
-----------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in May 1999.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in May 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in May 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held in May 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

           EXHIBIT
           NUMBER    DESCRIPTION
           ------    -----------

             2.1  -- Agreement and Plan of Merger among MelaRx Pharmaceuticals,
                     Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995(1)

             2.2  -- Certificate of Merger, dated April 20, 1995(1)

             3.1  -- Restated Certificate of Incorporation of the Registrant, as
                     amended(2)

             3.2  -- By-laws of the Registrant(1)

             4.1  -- Form of Underwriter's Unit Purchase Option(1)

             4.2  -- Form of Warrant Agreement for Class A and Class B
                     Warrants(1)

             4.3  -- Rights Agreement dated as of October 26, 1998 between Vion
                     Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)

            10.1 -- License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994(1)

            10.2 -- Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994(1)

            10.3 -- Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1, 1992(1)

            10.4 -- Form of License Agreement between Yale University and MelaRx Pharmaceuticals, Inc.(1)

            10.5 -- Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of February 2, 1995(1)

            10.6  -- Employment Agreement between the Registrant and John A.
                     Spears, dated as of January 16, 1995(1)

            10.7 -- Stock Option Agreement between OncoRx, Inc. and John A. Spears, dated February 2, 1995(1)

            10.8 -- Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas Mizelle, dated as of July 29, 1994(1)

            10.9  -- Marketing Services Agreement between MelaRx
                     Pharmaceuticals, Inc. and Creative Polymers, Inc. dated as of March 21, 1994(1)

           10.10 -- Amended and Restated 1993 Stock Option Plan of the Registrant(4)

           10.11 -- Lease Agreement between Science Park Development Corporation and Vion Pharmaceuticals, Inc., dated as of February 1, 1996 (5)

           10.12 -- Option Agreement between the Registrant and PMP, Inc., dated April 27, 1995(1)

           10.13 -- Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995(1)

           10.14 -- Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995(1)

           10.15 --  Form of Indemnification Agreement(1)

           10.16 -- Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995(1)

           10.17 -- Lease between Science Park Development Corporation and OncoRx, Inc. dated August 10, 1995(6)

           10.18 -- Master Lease Agreement between Citicorp Leasing, Inc. and OncoRx, Inc. dated September 27, 1995(6)

           10.19 -- Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (7)

           10.20 --  Clinical Development Agreement between Vion
                     Pharmaceuticals, Inc., Covance Clinical Research Unit Ltd. and Covance Inc. (Confidential treatment has been granted with regard to certain provisions of this exhibit) (8)

           10.21 -- Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (8)

           10.22 -- Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (8)

           10.23 -- Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (Confidential treatment has been requested with regard to certain provisions of this exhibit) (5)

           10.24 -- Sale and Leaseback Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of December 10, 1997 (5)

           10.25 -- Employment Agreement dated January 16, 1998 between Vion Pharmaceuticals, Inc. and John A. Spears (2)

           10.26 -- License Agreement dated February 9, 1998 between Vion Pharmaceuticals, Inc. and San Mar Laboratories Inc.

           10.27 -- Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of September 25, 1998.

            21.1  -- Subsidiaries of the Registrant

            23.1  -- Consent of Ernst & Young L.L.P.

            27.1  -- Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(2) Incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarterly period ended June 30, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-39407), effective November 4, 1997.

(5) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(6) Incorporated by reference to the Quarterly Report on form 10-QSB for the quarter ended September 30, 1995.

(7) Incorporated by reference to the Annual Report on form 10-KSB for the fiscal year ended December 31, 1996.

(8) Incorporated by reference to the Quarterly Report on form 10-QSB for the quarter ended June 30, 1997.


(b) Reports on Form 8-K.

              During the final quarter of the Company's 1998 fiscal year, the Company filed with the Commission on October 26, 1998 a Current Report on Form 8-K dated October 15, 1998 regarding the distribution of rights to all holders of Common Stock pursuant to a Rights Agreement between the Company and American Stock Transfer & Trust Company, as rights agent.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 24, 1999                VION PHARMACEUTICALS, INC.
            --------------

                                          By: /S/ THOMAS E. KLEIN
                                              ----------------------------
                                              Thomas E. Klein
                                              Vice President, Finance and
                                              Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                           DATE

/S/  WILLIAM R. MILLER                      Chairman of the Board                           March 24, 1999
----------------------------------------
William R. Miller


/S/  ALAN KESSMAN                           Director, Chief Executive                       March 24, 1999
----------------------------------------    Officer (Principal Executive
Alan Kessman                                Officer)

/S/     JOHN A. SPEARS                      Director, President                             March 24, 1999
----------------------------------------
John A. Spears



/S/   THOMAS E. KLEIN                       Vice President--Finance and                     March 24, 1999
----------------------------------------    Chief Financial Officer (Principal
Thomas E. Klein                             Financial and Accounting Officer)


/S/ MICHEL C. BERGERAC                      Director                                        March 24, 1999
----------------------------------------
Michel C. Bergerac


/S/      FRANK T. CARY                      Director                                        March 24, 1999
----------------------------------------
Frank T. Cary


/S/  JAMES FERGUSON                         Director                                        March 24, 1999
----------------------------------------
James Ferguson

SIGNATURE                                     TITLE                                         DATE

/S/  MICHAEL C. KENT                          Director                                      March 24, 1999
---------------------------------------
  Michael C. Kent


/S/ ALAN C. SARTORELLI                        Director                                      March 24, 1999
---------------------------------------
Alan C. Sartorelli


/S/  E. DONALD SHAPIRO                        Director                                      March 24, 1999
---------------------------------------
    E. Donald Shapiro


/S/  WALTER B. WRISTON                        Director                                      March 24, 1999
---------------------------------------
Walter B. Wriston


                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          AUDITED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                    CONTENTS



Report of Independent Auditors.............................................F-1

Audited Financial Statements

Balance Sheet..............................................................F-2
Statement of Operations....................................................F-3
Statement of Changes in Shareholders' Equity...............................F-4
Statement of Cash Flows....................................................F-5
Notes to Financial Statements..............................................F-6

REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
VION PHARMACEUTICALS, INC.


We have audited the accompanying balance sheet of Vion Pharmaceuticals, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the period from May 1, 1994 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from May 1, 1994 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Vion Pharmaceuticals, Inc. will continue as a going concern. As more fully described in Note 1, since commencement of operations, the Company has incurred recurring operating losses and requires substantial amounts of additional funding to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of this uncertainty.

                                                /s/ Ernst & Young LLP
                                                ---------------------
                                                Ernst & Young LLP

Stamford, Connecticut
February 12, 1999

BALANCE SHEET

VION PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                                                                                      ---------------------
                                                                                                          December 31,
                                                                                                              1998
                                                                                                      ---------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                                                 $ 3,821,234
     Short-term investments (Includes $1,129,886 restricted)                                                     2,594,497
     Accounts receivable                                                                                         1,251,618
     Other current assets                                                                                          107,198
                                                                                                      ---------------------
        Total current assets                                                                                     7,774,547
     Property and equipment, net                                                                                 1,026,184
     Security deposits                                                                                              51,347
     Research contract prepayments                                                                                 416,945
                                                                                                      ---------------------
        Total assets                                                                                           $ 9,269,023
                                                                                                      ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                                                   $ 291,668
     Accounts payable and accrued expenses                                                                       2,437,682
                                                                                                      ---------------------
        Total current liabilities                                                                                2,729,350
     Obligation under capital leases - long term                                                                   180,960
                                                                                                      ---------------------
        Total Liabilities                                                                                        2,910,310

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 5,000 shares                                                      4,854,505
        (redemption value $5,125,000)

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding:  616,656
        (liquidation preference $6,167,000)                                                                          6,167
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: none                                                                     0
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: none                                                                      0
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 13,953,046 shares                                                                  139,530
     Additional paid-in-capital                                                                                 52,024,648
     Deferred compensation                                                                                         (37,496)
     Accumulated deficit                                                                                       (50,628,641)
                                                                                                      ---------------------
                                                                                                                 1,504,208
                                                                                                      ---------------------
Total liabilities and shareholders' equity                                                                     $ 9,269,023
                                                                                                      =====================

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS

VION PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                                                                                          For The Period
                                                                                                          From May 1, 1994
                                                                           Year Ended                    (Inception) through
                                                                December 31,         December 31,            December 31,
                                                           ------------------------------------------------------------------
                                                                    1998                1997                      1998
                                                           ------------------------------------------------------------------
Revenues:
    Contract research grants                                            $ 308,787          $ 48,221                $ 408,787
    Research support                                                    1,647,202         1,222,912                2,870,114
    Technology license revenues                                                 0         4,000,000                4,000,000
                                                           ------------------------------------------------------------------
           Total revenues                                               1,955,989         5,271,133                7,278,901
Operating expenses:
    Research and development                                           10,709,401         7,675,486               27,493,176
    General and administrative                                          2,202,944         2,639,486                9,040,826
    Nonrecurring collaboration restructuring fee                                0           600,000                  600,000

    Purchased research and development                                          0                 0                4,481,405
    Amortization of finance charges                                             0                 0                  345,439

Interest Income                                                          (540,240)         (343,911)              (1,406,188)
Interest Expense                                                           61,553            43,666                  160,666
                                                           ------------------------------------------------------------------
    Net Loss                                                        $ (10,477,669)      $(5,343,594)           $ (33,436,423)
                                                           ------------------------------------------------------------------
Preferred stock dividends and accretion                              $ (4,414,050)      $(1,131,740)           $ (17,173,194)
                                                           ------------------------------------------------------------------

Loss applicable to common shareholders                              $ (14,891,719)      $(6,475,334)           $ (50,609,617)
                                                           ==================================================================
Basic and diluted loss applicable to common
 shareholders per share                                                   $ (1.24)          $ (0.75)
                                                           ------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

VION PHARMACEUTICALS, INC.
( A DEVELOPMENT STAGE COMPANY)

                                                                Class A                  Class B
                                                              Convertible              Convertible
                                                            Preferred Stock          Preferred Stock             Common Stock
                                                        ----------------------    ----------------------  --------------------------
                                                          Shares      Amount        Shares      Amount      Shares           Amount
                                                        ----------------------------------------------------------------------------
Common stock issued for cash - July 1994                     0          $0             0          $0       2,693,244        $26,932
Common stock issued for services -
        August 1994                                                                                         159,304          1,593
Net loss
                                                        ----------------------------------------------------------------------------
Balance - December 31, 1994                                  0           0             0          0        2,852,548         28,525
                                                        ----------------------------------------------------------------------------

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

Warrants issued with bridge notes -
        April 1995

Initial public offering of units of one common share,
       one Class A warrant and one Class B warrant at
       $4.00 per unit - August 1995 and September 1995                                                     2,875,000         28,750

Issuance of common stock                                                                                     1,250             13

Receipts from sale of unit purchase option

Net loss
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1995                                 0           0             0          0        7,530,288         75,302
                                                        ----------------------------------------------------------------------------

Issuance of Class A convertible preferred stock          1,250,000    12,500

Conversion of Class A convertible preferred stock        (164,970)    (1,650)                               458,255          4,582

Class A convertible preferred stock dividend              21,998        220

Issuance of common stock                                                                                    29,418            294

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1996                             1,107,028    $11,070          0          $0       8,017,961        $80,178
                                                        ----------------------------------------------------------------------------

Conversion of Class A convertible preferred stock        (396,988)    (3,970)                              1,102,757         11,028

Class A convertible preferred stock dividend              47,592        476

Issuance of Class B convertible preferred stock                                      4,850        49

Conversion of Class B convertible preferred stock                                    (258)       (3)        64,642            647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                          238              3

Issuance of common stock                                                                                    598,336          5,983

Exercise of stock options                                                                                   50,000            500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1997                              757,632     $7,576         4,592       $46       9,833,934        $98,339
                                                        ----------------------------------------------------------------------------

Conversion of Class B convertible preferred stock                                   (4,592)      (46)      1,205,178         12,052

Accretion of dividend payable on Class B convertible preferred stock

Premium on Conversion dividend on class B
       convertible preferred stock                                                                          585,898          5,859

Conversion of Class A convertible preferred stock        (174,981)    (1,749)                               486,062          4,860

Class A convertible preferred stock dividend              34,005        340

Discount on Series 1998 convertible preferred stock

Series 1998 convertible preferred stock accretion

Common stock issued in exchange for cancellation                                                           1,792,952         17,929
       of outstanding warrants

Exercise of stock options                                                                                   32,750            328

Exercise of warrants                                                                                        16,272            163

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                        ----------------------------------------------------------------------------
Balance at December 31, 1998                              616,656     $6,167           0          $0      13,953,046        $139,530
                                                        ----------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

Statement of Changes in Shareholders' Equity (continued)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)



                                                                 Additional                                             Total
                                                                  Paid-in          Deferred      Accumulated        Stockholders'
                                                                   Capital        Compensation      Deficit             Equity
                                                        ------------------------------------------------------------------------
Common stock issued for cash - July 1994                             $0                $0            ($19,877)           7,055
Common stock issued for services -
        August 1994                                                                                    (1,176)            417
Net loss                                                                                             (475,946)         (475,946)
                                                        -------------------------------------------------------------------------
Balance - December 31, 1994                                           0                 0            (496,999)         (468,474)
                                                        -------------------------------------------------------------------------

Stock options issued for compensation -
        February 1995                                              540,000                                              540,000

Reverse acquisition of MelaRx
       Pharmaceuticals, Inc. - April 1995                         4,300,000                                            4,320,000

Shares repurchased pursuant to
       employment agreements - April 1995                                                                2029            (720)

Private placement of common stock -
        April 1995                                                 205,237                                              206,000

Warrants issued with bridge notes -
        April 1995                                                 200,000                                              200,000

Initial public offering of units of one common share,
       one Class A warrant and one Class B warrant at
       $4.00 per unit - August 1995 and September 1995            9,667,460                                            9,696,210

Issuance of common stock                                             488                                                  501

Receipts from sale of unit purchase option                           250                                                  250

Net loss                                                                                           (9,530,535)        (9,530,535)
                                                        -------------------------------------------------------------------------
Balance at December 31, 1995                                     14,913,435             0         (10,025,505)         4,963,232
                                                        -------------------------------------------------------------------------

Issuance of Class A convertible preferred stock                  22,890,075                       (11,371,523)        11,531,052

Conversion of Class A convertible preferred stock                  (2,932)                                                 0

Class A convertible preferred stock dividend                       255,661                           (255,881)             0

Issuance of common stock                                           102,426                                              102,720

Compensation associated with stock option grants                   190,407          (190,407)                              0

Amortization of deferred compensation                                                83,647                             83,647

Net loss                                                                                           (7,608,679)        (7,608,679)
                                                        -------------------------------------------------------------------------
Balance at December 31, 1996                                     $38,349,072       ($106,760)    ($29,261,588)         9,071,972
                                                        -------------------------------------------------------------------------

Conversion of Class A convertible preferred stock                  (7,058)                                                (0)

Class A convertible preferred stock dividend                       623,038                           (623,514)             0

Issuance of Class B convertible preferred stock                   4,851,662                          (369,861)         4,481,850

Conversion of Class B convertible preferred stock                   (644)                                                  0

Accretion of dividend payable on Class B convertible
       preferred stock                                             138,365                           (138,365)             0

Extension/reissuance of underwriter warrants                       168,249                                              168,249

Exercise of warrants                                                 (6)                                                  (3)

Issuance of common stock                                          3,463,818                                            3,469,801

Exercise of stock options                                          19,500                                               20,000

Compensation associated with stock option grants                   55,643                                               55,643

Amortization of deferred compensation                                                34,632                             34,632

Net loss                                                                                           (5,343,594)        (5,343,594)
                                                        -------------------------------------------------------------------------
Balance at December 31, 1997                                     $47,661,639        ($72,128)    ($35,736,922)        11,958,550
                                                        -------------------------------------------------------------------------

Conversion of Class B convertible preferred stock                 (12,006)                                                 0

Accretion of dividend payable on Class B convertible
       preferred stock                                             286,776                           (286,776)             0

Premium on Conversion dividend on class B
       convertible preferred stock                                2,043,532                        (2,049,391)             0

Conversion of Class A convertible preferred stock                  (3,111)                                                 0

Class A convertible preferred stock dividend                       329,206                           (329,546)             0

Discount on Series 1998 convertible preferred stock               1,597,218                        (1,597,218)             0

Series 1998 convertible preferred stock accretion                     0                              (151,119)         (151,119)

Common stock issued in exchange for cancellation                  8,441,442
       of outstanding warrants                                   (8,502,064)                                           (42,693)

Exercise of stock options                                          119,854                                              120,182

Exercise of warrants                                               10,910                                               11,073

Compensation associated with stock option grants                   51,252                                               51,252

Amortization of deferred compensation                                                34,632                             34,632

Net loss                                                                                          (10,477,669)       (10,477,669)
                                                        -------------------------------------------------------------------------
Balance at December 31, 1998                                     $52,024,648        ($37,496)    ($50,628,641)         1,504,208
                                                        -------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

VION PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

                                                                                                                    For the period
                                                                                                                   from May 1, 1994
                                                                                 For the Year Ended              (inception) through
                                                                                    December 31,                     December 31,
                                                                        ------------------------------------------------------------
                                                                                 1998               1997                  1998
                                                                        ------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                                $ (10,477,669)      $ (5,343,594)        $ (33,436,423)
     Adjustments to reconcile net loss to net
     cash used in operating activities
          Purchased research and development                                             0                  0             4,481,405
          Amortization of financing costs                                                0                  0               345,439
          Depreciation and amortization                                            496,776            303,746               951,982
          Increase in other current assets                                        (511,165)          (741,016)           (1,357,830)
          Increase in other assets                                                 (16,453)           192,670              (466,577)
          Increase in accounts payable and
          accrued expenses                                                       1,563,332            380,223             2,403,150
          Extension/reissuance of placement agent warrants                               0            168,249               168,249
          Stock issued for services                                                      0            600,000               600,417
          Stock options issued for compensation                                     85,884             90,275               799,806
                                                                        ------------------------------------------------------------
                 Net cash used in operating activities                          (8,859,295)        (4,349,447)          (25,510,382)
                                                                        ------------------------------------------------------------

Cash flows used for investing activities:
          Purchase of marketable securities                                     (2,498,422)        (8,121,720)          (24,707,588)
          Maturities of marketable securities                                    6,992,465          5,661,626            22,113,091
          Cash portion of MelaRx acquisition                                             0                  0                 4,061
          Acquisition of fixed assets                                             (221,280)          (299,131)           (1,033,733)
                                                                        ------------------------------------------------------------
                 Net cash provided by (used in) investing activities             4,272,763         (2,759,225)           (3,624,169)
                                                                        ------------------------------------------------------------

Cash flows provided by financing activities:
          Initial public offering                                                        0                  0             9,696,210
          Net proceeds from issuance of common stock                                77,489          2,889,801             3,283,566
          Net proceeds from issuance of preferred stock                          4,703,386          4,481,850            20,716,288
          Repurchase of common stock                                                     0                  0                  (720)
          Net proceeds from bridge financing                                             0                  0             1,704,269
          Repayments of bridge financing                                                 0                  0            (2,000,000)
          Advances from stockholders                                                     0                  0               250,000
          Repayments to stockholders                                                     0                  0              (250,000)
          Exercise of warrants                                                      11,073                 (3)               11,070
          Receipts from sale of unit purchase option                                     0                  0                   250
          Repayment of equipment capital leases                                   (274,803)          (160,724)             (455,148)
                                                                        ------------------------------------------------------------
                 Net cash provided by financing activities                       4,517,145          7,210,924            32,955,785
                                                                        ------------------------------------------------------------

Net (decrease) increase in cash                                                    (69,387)           102,252             3,821,234
Cash and cash equivalents at beginning of period                                 3,890,621          3,788,369                     0
                                                                        ------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 3,821,234        $ 3,890,621           $ 3,821,234
                                                                        ============================================================

Supplemental schedule of noncash investing and financing activities:

o Capital lease obligations of $593,489 and $22,899 were incurred for the years ended December 31, 1997 and December 31, 1998, respectively, when the company entered into leases for laboratory and office equipment.


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

The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash, cash equivalents and short term investments are not sufficient to allow it to continue operations through the 1999 calendar year. The Company requires other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing required to continue operations beyond the year end. The Company is seeking to raise funds through additional means, including (1) private and public placements of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

Failure to obtain such financing will require the Company to delay, renegotiate, or omit payment on its outside research funding commitments causing it to substantially curtail its operations, resulting in a material adverse effect on the Company. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the outcome of this uncertainty.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at cost, which approximates fair value, because of their short-term nature.

SHORT-TERM INVESTMENTS

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in debt securities, which typically mature in one year or less, are classified as available for sale and are carried at fair value, which approximates cost plus accrued interest at December 31, 1998.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets (three to seven years). Leasehold improvements are carried at cost and depreciated on a straight line basis over the shorter of the life of the lease or the estimated useful lives of the assets.

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

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SMALL BUSINESS INNOVATION RESEARCH GRANT

During 1998 the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella for $100,000, which was fully utilized, and an award for $373,565 for the Inhibitors of Ribonucleotide Reductase programs. The SBIR grants reimburse the company for allowable expenses and are recorded as contract research grants in the statement of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share:

                                               --------------------- ----------------------
                                                       1998                  1997
---------------------------------------------- --------------------- ----------------------
Numerator:
---------------------------------------------- --------------------- ----------------------
     Net loss                                         ($10,477,669)           ($5,343,594)
---------------------------------------------- --------------------- ----------------------
     Preferred stock dividends and accretion
                                                        (4,414,050)            (1,131,740)
---------------------------------------------- --------------------- ----------------------
     Numerator for basic and diluted loss
     applicable to common shareholders per            ($14,891,719)           ($6,475,334)
     share
---------------------------------------------- --------------------- ----------------------
Denominator:
---------------------------------------------- --------------------- ----------------------
Denominator for basic and diluted  loss
applicable to common shareholders per share
                                                         11,977,121              8,670,717
---------------------------------------------- --------------------- ----------------------
Basic and diluted loss applicable to common
shareholders per share                                      ($1.24)                ($0.75)
---------------------------------------------- --------------------- ----------------------

For additional disclosures regarding warrants and Class A, B and Series 1998 Convertible Preferred Stock see Note 5. For additional disclosures regarding stock options see Note 6. These potentially dilutive securities were not included in diluted loss applicable to common shareholders per share as the effect would be antidilutive.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

                                                              1998
                                                      ----------------------
Office equipment                                                  $ 208,498
Furniture and fixtures                                              170,482
Laboratory equipment                                                322,998
Leasehold improvements                                              325,512
Leased equipment under capital lease                                950,676
                                                      ----------------------
                                                                  1,978,166
Less accumulated depreciation                                     (951,982)
                                                      ----------------------
Net property and equipment                                       $1,026,184
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

In exchange for these rights, the Company received $4.0 million in upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI also reimbursed the Company for certain initial development costs and will share in future worldwide development costs.

The Company has cash equivalents and short-term investments of $6,415,731 at December 31,1998. This balance includes $1,129,886 of restricted investments for Promycin development expenses. Pursuant to the BI Agreement, the Company must use the BI license fee of $4.0 million exclusively for Promycin development expenses. The Company recorded $1,647,202 of Promycin development expenses as research support revenue under the agreement during 1998. Included in the company's total current assets as of December 31, 1998 is $1,189,369 in receivables from BI.

COVANCE AGREEMENT

During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. The Company has incurred expenses of $2,610,213 for the year ended December 31, 1998 under this agreement which has been expensed as incurred as research and development. Included in the company's total current liabilities at December 31, 1998 are payables to Covance Development Service Corporation for $1,589,588.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4. RESEARCH AND LICENSE AGREEMENTS (CONTINUED)

YALE/MELARX AGREEMENT

Pursuant to a License Agreement between the Company and Yale University ("Yale"), as amended and restated as of August 1, 1992, the Company has obtained rights to a synthetic form of melanin which the Company has named Melasyn. In the first quarter of 1998, the Company terminated an agreement with Creative Polymers pursuant to which Creative Polymers had agreed to be the exclusive selling agent for Melasyn, and agreed to license its Melasyn technology in an exclusive worldwide agreement with San Mar Laboratories, a leading manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the agreement, Vion will grant an exclusive worldwide license to San Mar for the manufacture and sales of products containing Melasyn. Vion will receive a royalty on products sold by San Mar with guaranteed minimum annual royalties of $50,000 per year over an initial three year period.

The Company has agreed to reimburse Yale for its costs in connection with the research projects performed under the direction and supervision of Dr. John Pawelek of the Department of Dermatology in an amount currently equal to $852,000 per year. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET. The agreement is for a term ending June 30, 2001, subject to earlier termination as defined. The Company also has an option to obtain an exclusive license for any inventions that result from research projects by Yale which are relating to synthetic melanin funded by the Company.

The Company and Yale entered into a License Agreement dated December 15, 1995 pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, the Company has paid Yale a $100,000 fee, and has agreed to pay future milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

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

YALE SUBSCRIPTION ASSIGNMENT AND ASSUMPTION AGREEMENT

On June 4, 1992, the Company entered into a Subscription, Assignment and Assumption Agreement (the "SAAA") with Yale. Pursuant to the agreement as amended and extended, the Company is to provide funding for certain research in the field of dermatology by Yale. The agreement was renewed in June 1998 for a 3 year period and provides for quarterly payments to Yale in accordance with agreed upon annual budgets. The payments are recorded as expense when incurred. The Company was granted exclusive licenses to inventions in countries where patents are effective and nonexclusive licenses elsewhere expiring over the lives of the patents and 20 years, respectively. The Company is obligated to pay royalties on sales of licensed products.

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

In conjunction with the Company's IPO, the Company granted the underwriter an option, exercisable until August 14, 2000 to purchase up to 250,000 units at $5.20 per unit, subject to adjustment.

Commencing with it's IPO, and including the gross proceeds therefrom, the Company has raised a gross amount of $33,850,000 to date, through the issuance of common and preferred stock.

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

PRIVATE PLACEMENT OF CLASS A CONVERTIBLE PREFERRED STOCK

  On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued to the placement agent warrants, exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $623,514 in 1997 and $329,546 in 1998. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  5. SHAREHOLDERS' EQUITY (CONTINUED)

applicable to common shareholders. The issue contains a provision for a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. In the event that the closing bid price of the Company's common stock exceeds $10.3125 for 20 trading days in any 30 trading day period, the Company can redeem the Class A Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 616,656 outstanding shares of the Company's Class A Preferred Stock were thusly redeemed, their redemption value would be $6,166,560. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. The Company can not pay cash dividends on Common Stock without the consent of a majority of holders of the class A Preferred Stock.

PRIVATE PLACEMENT OF CLASS B CONVERTIBLE PREFERRED STOCK

On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the company's common stock at the date of issuance, $369,861, was recognized upon the issuance of the preferred securities as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Preferred Stock are eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends. Conversions of Class B Preferred Stock from January 1, 1998 through August 10, 1998 resulted in Class C dividends representing 180,141 shares of common stock valued at $622,749. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $138,365 in 1997, and 61,078 shares of common stock valued at $263,737 through August 10, 1998. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in paid-in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

On August 11, 1998, the Company reached agreement with each of the holders of its Class B Convertible Preferred Stock such that the holders of the Class B Preferred Stock would convert an aggregate of 2,892 shares of Class B Preferred Stock, constituting all of the outstanding Class B Preferred Stock, into an aggregate of 1,070,423 shares of common stock. This included Class C dividends representing 304,188 shares of common stock valued at $1,069,525, and accretion of 6,553 shares of common stock valued at $23,039. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Preferred Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42 "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock" (EITF D-42), the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms ($357,117), has been added to the dividend requirement to arrive at loss applicable to common shareholders. In addition, holders of the Class B Preferred Stock waived their "anti-dilution" rights arising from the issuance of the Series 1998 Preferred Stock.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  5. SHAREHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT OF 5% REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES 1998

On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4,703,386. The shares of Series 1998 Preferred Stock accrue dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock is convertible into Common Stock based on the formula of issued price plus accrued dividends divided by $3.60. Dividends other than non-cash dividends paid in-kind with respect to other classes or series of preferred stock require consent of two-thirds majority interest of the holders of Series 1998 Preferred Stock. The Series 1998 Preferred Stock is manditorily redeemable at $1,000 per share plus dividends on June 30, 2003. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

WARRANT EXCHANGE OFFER

On May 19, 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of common stock or (B) 0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of common stock or (B) 0.123 shares of common stock and $0.32 in cash. The Exchange Offer was not conditioned upon the exchange of a minimum number of Class A Warrants or Class B Warrants. As a result of the Exchange Offer 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively.

ANTIDILUTION ADJUSTMENT

As a result of the sale on May 22, 1996 of 1,250,000 shares of Class A Convertible Preferred Stock, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional
0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5. SHAREHOLDERS' EQUITY (CONTINUED)

Subsequently, as a result of the sale on June 30, 1998 of 5,000 shares of Series 1998 Redeemable Preferred Stock, an additional adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26, 1998 (the "Record Date") received an additional 0.02 (2 per 100 outstanding) Class A Warrants and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date received an additional 0.02 (2 per 100 outstanding) Class B Warrants and the exercise price of the Class B Warrants was reduced from $6.37 to $6.23.

ISSUANCE AND EXTENSION OF PLACEMENT AGENT WARRANTS

In connection with its role as placement agent for two private financings of the Company's predecessor MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 56,504 and 11,929 shares of common stock at $3.56 per share, expiring August 20, 1997 and November 1, 1997; respectively, warrants to purchase 23,632 shares at $4.44 per share, expiring March 3, 1998, and warrants to purchase 110,421 shares at $4.44 per share, expiring July 5, 1998. The warrants to purchase 56,504 shares of common stock at $3.56 per share initially expired on October 31, 1997; however, the Company agreed to reissue the expired warrants and extend the expiration date of all such warrants to July 5, 1998. The extension, which was approved by the Board of Directors in 1997, resulted in an expense of $168,249. As of July 5, 1998, warrants to purchase 94,336 shares elected a "cashless" exercise into 13,949 shares of common stock; warrants to purchase 108,150 shares expired.

ISSUANCE OF COMMON STOCK TO YALE UNIVERSITY

Effective July 24, 1997, the Company and Yale amended two license agreements between the parties pursuant to which Yale agreed to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale valued at $600,000.

6. EMPLOYEE STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan originally provided for the granting of incentive stock options or non-qualified stock options to employees, officers, directors, and consultants of the Company, to purchase up to an aggregate of 534,750 shares of common stock. On January 31, 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000. The amendment to the plan was adopted by the stockholders at the Company's

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

annual meeting on April 18, 1996. On January 29, 1997, the Board of Directors adopted an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000 which was approved by the stockholders at the Company's annual meeting on April 16, 1997. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options granted to date under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant. No option may be granted under the Option Plan after April 14, 2003.

Through December 31, 1997 and 1998, options to purchase an aggregate of 1,033,050 and 1,394,162 shares, respectively had been granted under the plan. The Company recognized $51,252 and $55,643 of compensation expense in 1998 and 1997, respectively for options granted under the plan which was a result of stock options granted to non-employees.

The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company elected subsequent to the public offering are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 5,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors. The number of director options issued were 140,000 and 35,000 in 1998 and 1997, respectively. Of the Director Options issued in 1998, options for 20,000 shares represent an initial Director Option and options for 120,000 shares represent Automatic Grants.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options granted under the Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 5.77% and 4.70%; volatility factors of the expected market price of the Company's common stock of .490 and .806; and a weighted-average expected life of the option of 7 years. The Company has assumed no dividend yield in 1997 and 1998 because it did not pay cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                         1998                      1997
                                               ------------------------- -------------------------
Pro forma net loss                                        $(10,925,090)             $ (5,650,169)
Pro forma dividends and accretion                           (4,414,050)               (1,131,740)
                                               ------------------------- -------------------------
Pro forma loss applicable to common
shareholders                                              ($15,339,140)              ($6,781,909)
                                               ------------------------- -------------------------
Pro forma basic and diluted loss
applicable to common shareholders per share:                    ($1.28)                   ($0.78)
                                               ------------------------- -------------------------

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 follows:

                                                           1998                                           1997
                                      ------------------- --------------------------- ------------------- -------------------------
                                           OPTIONS             WEIGHTED-AVERAGE            OPTIONS            WEIGHTED-AVERAGE
                                            (000)               EXERCISE PRICE              (000)              EXERCISE PRICE
                                      ------------------- --------------------------- ------------------- -------------------------
Outstanding - beginning
    of year                                          981                   $    4.00                 885                 $    3.93
Granted                                              361                        3.71                 136                      4.53
Exercised                                           (30)                        3.77                   -
Forfeited                                           (50)                        4.28                 (40)                     4.26
                                      ------------------- --------------------------- ------------------- -------------------------
Outstanding - end of year                          1,260                  $     3.91                 981                 $    4.00
                                      ------------------- --------------------------- ------------------- -------------------------
Exercisable at end of year                           571                  $     3.94                 422                 $    3.83
                                      ------------------- --------------------------- ------------------- -------------------------

Weighted-average fair
    value of options granted
    during the year                            $    3.97                                        $   2.65
                                      ------------------- --------------------------- ------------------- -------------------------


                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 1998 follows:

------------------ ---------------- ------------------------- ---------------- ------------------------ ----------------------------
                                                                                                              WEIGHT-AVERAGE
                      NUMBER OF                                  NUMBER OF        WEIGHTED-AVERAGE         REMAINING CONTRACTUAL
                   OUTSTANDING          WEIGHTED-AVERAGE          OPTIONS         EXERCISE PRICE OF               LIFE OF
                       SHARES          EXERCISE PRICE OF        EXERCISABLE      OPTIONS EXERCISABLE        OPTIONS OUTSTANDING
RANGE                   (000)         OPTIONS OUTSTANDING          (000)
                   --------------- -------------------------- ---------------- ----------------------- -----------------------------

$3.625- $5.625              1,191                   $   4.08              522                $   4.25                    7.48 years
$2.219- $2.400                 26                       2.26                6                    2.40                    1.67 years
$.40                           43                        .40               43                     .40                    7.98 years
------------------ --------------- -------------------------- ---------------- ----------------------- -----------------------------


A summary of the Company's stock option activity outside the Option Plan, and related information for the years ended December 31 follows:


                                                          1998                                           1997
                                      ------------------- -------------------------- ------------------- -------------------------
                                           OPTIONS            WEIGHTED-AVERAGE            OPTIONS            WEIGHTED-AVERAGE
                                            (000)              EXERCISE PRICE              (000)              EXERCISE PRICE
                                      ------------------- -------------------------- ------------------- -------------------------
Outstanding - beginning
    of year                                          348                 $      .18                 398                 $     .21
Granted                                                -                                              -
Exercised                                            (1)                        .40                (50)                       .40
Forfeited                                              -                                              -
                                      ------------------- -------------------------- ------------------- -------------------------

Outstanding - end of year                            347                 $      .18                 348                 $     .18
                                      ------------------- -------------------------- ------------------- -------------------------

Exercisable at end of year                           347                 $      .18                 348                 $     .18
                                      ------------------- -------------------------- ------------------- -------------------------

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable outside the Option Plan as of December 31, 1998 follows:

------------------- ---------------- ------------------------- ---------------- ------------------------ ---------------------------
                       NUMBER OF                                  NUMBER OF                                    WEIGHT-AVERAGE
                       OUTSTANDING       WEIGHTED-AVERAGE          OPTIONS         WEIGHTED-AVERAGE        REMAINING CONTRACTUAL
                          SHARES        EXERCISE PRICE OF        EXERCISABLE       EXERCISE PRICE OF              LIFE OF
RANGE                    (000)         OPTIONS OUTSTANDING          (000)         OPTIONS EXERCISABLE       OPTIONS OUTSTANDING
                    ---------------- ------------------------- ---------------- ------------------------ ---------------------------
            $ 5.00               .5                  $   5.00               .5                 $   5.00                  1.67 years
            $  .40               61                       .40               61                      .40                  1.67 years
            $  .13              286                       .13              286                      .13                  5.00 years
------------------- ---------------- ------------------------- ---------------- ------------------------ ---------------------------

7. INCOME TAXES

At December 31, 1998, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $6,360,000 and a general business credit of $621,000 expiring in 2010 through 2013. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 1. Significant differences have resulted from amortizing previously capitalized research and development expenses. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance increased by $4,330,671 during 1998.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           DECEMBER 31
                                                                               1998
                                                                      -----------------------
Deferred tax assets:
    Operating loss carryforwards                                                 $ 2,561,162
    Research and development costs                                                 8,610,163
    General business tax credit                                                      621,326
    AMT tax credit                                                                     9,966
                                                                      -----------------------
Total deferred tax assets                                                         11,802,617
Total deferred tax liabilities                                                       (26,429)
                                                                      -----------------------
Total deferred tax assets and liabilities                                         11,776,188
Valuation allowance for deferred tax assets and liabilities                      (11,776,188)
                                                                      -----------------------
Total net deferred tax assets                                                       $      0
                                                                      -----------------------

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

The Company is the lessee of equipment under capital leases expiring in 2000. Effective February 1, 1996, the Company entered into a noncancelable operating lease for its facility expiring in 1999. Effective April 1, 1996, the Company entered into noncancelable operating leases for laboratory and office equipment expiring in 2000. The future minimum lease payments under the capital and operating leases as of December 31, 1998 are as follows:

                                                                ------------------- --------------------
                                                                     CAPITAL             OPERATING
                                                                      LEASE                LEASE
                                                                ------------------- --------------------
Year ending December 31:
    1999                                                                $  322,198           $  209,873
    2000                                                                   183,890              184,237
    2001                                                                     5,681               76,092
    Thereafter                                                                   -                    -
                                                                ------------------- --------------------

Total minimum lease payments                                               511,769              470,202
                                                                                                =======
Less amount representing interest                                           39,141
                                                                -------------------
Present value of minimum lease payments                                 $  472,628
                                                                ===================

The cost of assets under capital leases amounted to $950,676 at December 31, 1998. Accumulated amortization relating to the leased equipment amounted to $483,782 at December 31, 1998. Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $298,578, $159,791, and $483,782 for the year ended December 31, 1998, the year ended December 31, 1997, and the period from May 1, 1994 (inception) through December 31, 1998, respectively.

Rent expense amounted to $270,298, $249,799 and $738,955 for the year ended December 31, 1998, the year ended December 31, 1997, and the period from May 1, 1994 (inception) through December 31, 1998, respectively.

On December 10, 1997 the Company entered into a sale and leaseback agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The cost of assets under the capital lease is $360,284 which is being depreciated over the lease term of 3 years.

Under the terms of an employment agreement, the Company is obligated to pay the president of the Company an annual salary of $246,750 through January 2001.

A former director of the Company is a party to a Consulting and Finder's Agreement dated June 4, 1992 and amended February 17, 1995 ("Agreement") with the Company. This Agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the

                           VION PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


9. RELATED PARTY TRANSACTIONS

A director of the Company is a principal of a management consulting firm that has rendered various consulting services for the Company. The Company paid the firm $60,000 and $120,000 for services rendered for the years ended December 31, 1997 and 1998, respectively.

The Company and one of its directors, who is affiliated with Yale University, entered into a five year consulting agreement on September 29, 1995 which is renewable for one additional year, providing for various advisory services. Under the agreement, the director receives an annual fee of $48,000.

10. SUBSEQUENT EVENT

In connection with the retention its Chief Executive Officer, the Company granted options and issued warrants to purchase an aggregate amount of 980,000 shares of the Company's Common Stock. The options and warrants have exercise prices ranging from the fair market value on the date of grant to 110% of the fair market value on the date of grant.