Form 10KSB40/A
period 1998-12-31
VION PHARMACEUTICALS INC
filed 1999-04-30
CIK 944522

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

BOARD OF DIRECTORS

         Eight directors (constituting the entire Board) are to be elected at the upcoming 1999 Annual Meeting of Shareholders. Mr. E. Donald Shapiro, currently a director of the Company, has not been renominated for election at the upcoming Annual Meeting. The nominees for election at the upcoming Annual Meeting, their ages, the year in which each first became a director of the Company and their principal occupations or employment during the past five years are:


                                                 Year First                      Principal Occupation
Nominee                              Age       Became Director                During the Past Five Years
-------                              ---       ---------------                --------------------------
William R. Miller..............       70            1995           Chairman of the Board of the Company since
                                                                   April 1995; from February 1995 until April
                                                                   1995, Chairman of the Board of OncoRx Inc.
                                                                   ("OncoRx"), which was merged into a subsidiary
                                                                   of the Company (then known as MelaRx
                                                                   Pharmaceuticals, Inc.) in April 1995; currently
                                                                   Chairman of the Board of SIBIA Neurosciences,
                                                                   Inc., and a director of ImClone Systems, Inc.,
                                                                   Isis Pharmaceuticals, Inc., Transkaryotic
                                                                   Therapies, Inc., Westvaco Corporation and Xomed
                                                                   Surgical Products Inc.; from 1964 until his
                                                                   retirement in 1991, various positions with
                                                                   Bristol-Myers Squibb Company, including Vice
                                                                   Chairman of the Board commencing in 1985. (1)

Alan Kessman...................       52            1998           Chief Executive Officer of the Company since
                                                                   January 1999 and President of the Company since
                                                                   April 1999; Partner of PS Capital, an
                                                                   international investment and management
                                                                   advisor, since October 1998; from 1983 to 1998,
                                                                   Chairman, President and Chief Executive Officer
                                                                   of Executone Information Systems, Inc. and its
                                                                   subsidiary eLottery, Inc.; currently a director
                                                                   of eLottery, Inc. and Castelle Corporation. (2)

Alan C. Sartorelli, Ph.D.......       67            1995           Professor of Pharmacology at Yale University
                                                                   School of Medicine since 1967; Chairman of the
                                                                   Company's Scientific Advisory Board since April
                                                                   1995; Chairman of the OncoRx Scientific
                                                                   Advisory Board from May 1993 to April 1995;
                                                                   Director of Yale Comprehensive Cancer Center
                                                                   from 1984 to 1993.

Michel C. Bergerac.............       67            1992           Chairman of M.C. Bergerac & Co., Inc., an
                                                                   investment advisory firm, since 1985; from 1974
                                                                   to 1985, Chairman of the Board, President and
                                                                   Chief Executive Officer of Revlon, Inc. (1)

Frank T. Cary..................       78            1995           Director of Celgene Corporation, Cygnus
                                                                   Therapeutic Systems, ICOS Corporation, Lincare,
                                                                   Inc., Lexmark International Group, Inc. and
                                                                   Teltrend, Inc; from 1973 to 1981, Chairman of
                                                                   the Board and Chief Executive Officer of IBM.
                                                                   (1)(3)

James L. Ferguson..............       72            1995           Director of ICOS Corporation; Chairman of the
                                                                   Board of General Foods Corporation from 1974
                                                                   until 1989 and President from 1973 to 1977.

Michael C. Kent................       59            1995           Founded OncoRx in May 1993 and served as a
                                                                   director until April 1995; since 1983,
                                                                   President and Chief Executive Officer of Kent,
                                                                   Reynolds & Stuart, a consulting firm; involved
                                                                   in the creation of a number of biotechnology
                                                                   companies, including Nova Pharmaceutical
                                                                   Corporation, Celgene Corporation, Neurogen
                                                                   Corporation, Biopure Corporation, Pathogenesis
                                                                   Corporation, Texas Biotechnology Corporation
                                                                   and ICOS Corporation.

Walter B. Wriston..............       79            1995           Director of ICOS Corporation, York
                                                                   International Corporation and Cygnus, Inc.;
                                                                   retired as Chairman and Chief Executive Officer
                                                                   of Citicorp and its principal subsidiary,
                                                                   Citibank, N.A., in 1984 after having served as
                                                                   Chief Executive Officer for 17 years. (3)



-------------------------------

 (1)     Member of the Compensation Committee of the Board of Directors.
 (2) Mr. Kessman is the nominee of Elliott Associates, L.P. and Westgate International, L.P., which have the right to designate a nominee to the Board of Directors pursuant to the Certificate of Designation of the Company's 5% Convertible Preferred Stock Series 1998.
 (3)     Member of the Audit Committee of the Board of Directors.


MANAGEMENT

         The following table sets forth the names and positions of the executive officers of the Company:

                       NAME                                             POSITION
                       ----                                             --------

Alan Kessman......................................     President, Chief Executive Officer and Director
Terrence W. Doyle, Ph.D...........................     Vice President - Research & Development
Thomas E. Klein...................................     Vice President - Finance and Chief Financial Officer
Thomas Mizelle....................................     Vice President - Operations and Secretary

         Alan Kessman, age 52, has been the Company's Chief Executive Officer since January 1999, the Company's President since April 1999 and has been a director of the Company since October 1998. From 1983 to 1998, Mr. Kessman was Chairman, Chief Executive Officer and President of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, and its subsidiary eLottery, Inc.

         Terrence W. Doyle, Ph.D., age 56, has been the Company's Vice President of Research and Development since the merger with OncoRx and served in the same capacity for OncoRx from January 1994 until the merger. Dr. Doyle was an employee of the Bristol-Myers Squibb Company ("Bristol-Myers") from 1967 to 1993. From 1990 to 1993, Dr. Doyle was an Executive Director with Bristol-Myers. Dr. Doyle is the original holder of 41 U.S. patents for anti-infective, anti-inflammatory and anti-tumor agents and the author of over 100 published research articles and abstracts on cancer chemotherapy.

         Thomas E. Klein, age 49, has been the Company's Vice President - Finance and Chief Financial Officer since October 1995. From 1988 to 1994, Mr. Klein was Director of Finance and Treasurer of Novo Nordisk of North America, Inc.

         Thomas Mizelle, age 48, has been the Company's Vice President of Operations since the merger with OncoRx and has been the Company's Secretary since October 1995. Prior to the merger, Mr. Mizelle was Vice President of Business Development since August 1994. From May 1990 to July 1994, Mr. Mizelle served as Senior Vice President, Vice President of Sales and Marketing and Director of Sales of Immunex Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

                  Based upon a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that during fiscal 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's chief executive officer and each of the other executive officers who earned over $100,000 and were serving at the end of 1998, for services in all capacities to the Company, its subsidiaries and predecessors.

                                                              SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                     ANNUAL COMPENSATION            COMPENSATION
                                                     -------------------            ------------

                                                                                       AWARDS
                                                                                      OPTIONS/          ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR      SALARY ($)      BONUS ($)      SARS (#)       COMPENSATION ($)
---------------------------                  ----      ----------      ---------      --------       ----------------
John A. Spears -Former President             1998       $246,750       $37,013(2)      12,000            $-------
and Chief Executive Officer (1)              1997       $234,557       $61,000         ------            $-------
                                             1996       $189,167       $70,500         15,000            $-------


Terrence W. Doyle-Vice President-            1998       $183,750       $27,563(2)       9,600            $-------
Research and Development                     1997       $174,549       $38,000         ------            $-------
                                             1996       $154,167       $42,000         12,000            $-------


Thomas E. Klein - Vice President             1998       $157,500       $23,625(2)       9,600            $-------
Finance and Chief Financial Officer          1997       $148,486       $33,000          -----            $-------
                                             1996       $129,167       $36,000         37,000            $-------

Thomas Mizelle - Vice President-             1998       $183,750       $27,563(2)       9,600            $-------
Operations and Secretary                     1997       $173,362       $38,000          -----            $-------
                                             1996       $154,167       $42,000         62,000            $-------

-------------------------------

(1) The Company was a party to an employment agreement with Mr. Spears. See "-Employment Agreements." Mr. Spears was Chief Executive Officer of the Company until January 1999 and President of the Company until April 1999.

(2) Payments of bonuses accrued in 1998 have been deferred until completion of the Company's next round of financing.

     The following table sets forth the grant of stock options made during the year ended December 31, 1998 to the persons named in the Summary Compensation
Table:

                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                 % OF TOTAL
                                               OPTIONS GRANTED
                        NUMBER OF SECURITIES   TO EMPLOYEES IN
                             UNDERLYING             FISCAL            EXERCISE
NAME                       OPTIONS GRANTED         PERIOD(1)            PRICE      EXPIRATION DATE
----                       ---------------         ---------            -----      ---------------
John A. Spears.....            12,000                5.4%              $3.0313     1/29/2008

Terrence W. Doyle..             9,600                4.3%              $3.0313     1/29/2008
Thomas E. Klein....             9,600                4.3%              $3.0313     1/29/2008


Thomas Mizelle.....             9,600                4.3%              $3.0313     1/29/2008

-------------------------------

(1) Computed based on an aggregate of 221,112 shares issuable upon exercise of options granted to employees during the year ended December 31, 1998.

         The following table sets forth information with respect to unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 1998. No stock options were exercised in 1998 by such persons.

                                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                                         FISCAL YEAR-END OPTION VALUES

                                         NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED IN-
                                      OPTIONS AT FISCAL YEAR-END        THE-MONEY OPTIONS AT FISCAL
                                                  #                              YEAR-END($) (1)
                                      --------------------------        ----------------------------

NAME                                  EXERCISABLE     UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----                                  -----------     -------------     -----------      -------------
John A. Spears.................         383,812          19,500          $1,538,147         $29,718
Terrence W. Doyle..............           6,000          15,600              $4,875         $23,775
Thomas E. Klein................          74,750          46,850             $78,313         $59,713
Thomas Mizelle.................         106,000          53,100            $134,250         $70,650

-------------------------

(1) Computed based upon the difference between the closing price of the Company's Common Stock on December 31, 1998 ($5.00) and the exercise price.

EMPLOYMENT AGREEMENTS

                  Effective January 11, 1999, the Company entered into an agreement with Alan Kessman and PS Capital LLC, an entity of which Mr. Kessman is a member, pursuant to which Mr. Kessman serves as Chief Executive Officer of the Company. The agreement provides for a base salary of $300,000 per year. The agreement does not provide for any payments upon a change in control or any other severance payments. As an inducement to enter into the agreement, on January 11, 1999 the Company granted to Mr. Kessman ten year options to purchase an aggregate of 980,000 shares of Common Stock. The foregoing grants consist of
(i) an option to purchase 760,000 shares at an exercise price of $5.775 (representing a 10% premium to the market price on the date prior to the date of grant), such option to vest 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002 and 100% on July 11, 2003 and (ii) an option to purchase 220,000 shares at an exercise price of $5.25 (representing the market price on the date prior to the date of grant), such option to vest in full six months from the date of grant. The option to purchase 220,000 shares of Common Stock is not terminable if Mr. Kessman is no longer acting as Chief Executive Officer of the Company.

                  Effective January 16, 1998, the Company entered into an Employment Agreement with John A. Spears, then its President and Chief Executive Officer. The agreement was for a term of three years and provided for an annual base salary of $246,750 (the "Base Salary"). In the event of a termination of the Employment Agreement by the Company for any reason other than "just cause" or death, including upon a "change in control," the Company was required to pay Mr. Spears the Base Salary for the remaining term of the Employment Agreement, subject to the obligation of Mr. Spears to mitigate damages by seeking new employment. The Company also had the right at any time after the first anniversary of the date of the agreement to terminate the Employment Agreement without cause upon ten days notice, upon payment to Mr. Spears of a single lump sum equal to one year's Base Salary, plus an amount equal to the average annual cash bonus paid to Mr. Spears during the prior two years. Mr. Spears resigned as Chief Executive Officer in January 1999 and resigned as President and as a director of the Company in April 1999. Pursuant to his resignation, the Employment Agreement was terminated and the Company agreed to make bi-monthly payments to Mr. Spears in the same amounts as his Base Salary due pursuant to the Employment Agreement through the earlier of January 15, 2001 or the date on which Mr. Spears secures full-time employment; provided, the Company will receive a credit against such payments equal to 75% of any gross income earned by Mr. Spears from providing services as a part-time employee or consultant. The Company also agreed to pay Mr. Spears his 1998 bonus of $37,012.50 and Mr. Spears agreed to a lock-up provision regarding certain of the shares underlying his stock options and further agreed to a confidentiality covenant.

SEVERANCE AGREEMENTS

                  Effective October 15, 1998, the Company entered into Severance Agreements with Thomas Mizelle, its Vice President - Operations, Terrence W. Doyle, its Vice President - Research & Development and Thomas E. Klein its Vice President - Finance (collectively, the "Officers"), pursuant to which each Officer would be entitled to certain payments in the event such Officer loses his employment during the twelve month period following a "change in control." Specifically, if a "change in control" (as defined below) occurs, the Officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the Officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control of the Company, whichever is greater, plus the average of the last two cash bonus payments made to the Officer prior to the change in control of the Company. The Officer would also be entitled to all payments necessary to provide the Officer with group health insurance benefits substantially similar to those which the Officer was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date such Officer has obtained new full-time employment. The foregoing amounts are not payable if termination of the Officer is because of the Officer's death, by the Company for Cause (as defined in the Severance Agreement), or by the Officer other than for Good Reason (as defined in the Severance Agreement). For purposes of the Severance Agreements, a "change in control" of the Company means that any person or entity becomes the beneficial owner of securities of the Company representing 30 percent or more of the combined voting power of the Company's then outstanding securities; during any period of two consecutive years, individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by an acquiring person) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; or the stockholders of the Company approve a merger or consolidation of the Company (other than certain recapitalizations).

COMPENSATION OF DIRECTORS

                  Directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any Committee thereof attended. The Company also pays the Chairman of the Board $4,000 per meeting of the Board attended and each other non-employee director $1,000 for each such meeting attended. Certain directors are also entitled to automatic grants of options under the Company's Amended and Restated 1993 Stock Option Plan (the "Plan"). See "- Directors' Options."

DIRECTORS' OPTIONS

                  The provisions of the Company's Amended and Restated 1993 Stock Option Plan (the "Plan") provide for the automatic grant of non-qualified stock options to purchase shares of Common Stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors of the Company elected after August 1995 will be granted a Director Option to purchase 20,000 shares of Common Stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Further, commencing on the day immediately following the date of the annual meeting of stockholders each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, will be granted a Director Option to purchase 5,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders. The size of the Automatic Grant for the Chairman of the Board has been increased from 5,000 shares per year to 20,000 shares per year, and the size of the Automatic Grant for the other Eligible Directors has been increased from 5,000 shares per year to 15,000 shares per year, each subject to stockholder approval. See "Proposal No. 2 - Amendments to Amended and Restated 1993 Stock Option Plan." The exercise price for each share subject to a Director Option shall be equal to the fair market value of the Common Stock on the date of grant. Director Options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board of Directors.

                  During the fiscal year ended December 31, 1998, Mr. Kessman was granted an Initial Director Option to purchase 20,000 shares of Common Stock at an exercise price of $2.563 per share and Messrs. Miller, Bergerac, Cary, Ferguson, Kent, Sartorelli Shapiro and Wriston were each granted ten year options under the Plan (which included the Automatic Grant) to purchase 15,000 shares of Common Stock, at an exercise price of $4.875 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                  The following table sets forth information as of April 22, 1999 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of the Company's Common Stock and Class A Preferred Stock of: (i) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock or Class A Preferred Stock; (ii) each current director of the Company; (iii) the Company's Chief Executive Officer and each other officer who received over $100,000 in compensation from the Company during the 1998 fiscal year; and (iv) all current directors and executive officers of the Company as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

                                                        Common Stock         Class A      Total Number    Percentage     Percentage
Directors and Executive Officers                        ------------     Preferred Stock  of Shares of     of Common     of Class A
--------------------------------                                         ---------------  Common Stock       Stock       Preferred
                                                                                          Beneficially   Beneficially      Stock
                                                                                            Owned (1)        Owned      Beneficially
                                                                                            ---------        -----         Owned
                                                                                                                           -----
Michel C. Bergerac...............................         38,750(2)             0            38,750            *             --

Frank T. Cary....................................         62,718(3)             0            62,718            *             --

James L. Ferguson................................         22,250(4)             0            22,250            *             --

Michael C. Kent..................................        347,056(5)             0           347,056          2.3%            --

Alan Kessman.....................................          4,000                0             4,000            *             --

William R. Miller................................        171,906(6)             0           171,906          1.1%            --

Alan C. Sartorelli, Ph.D.........................        442,758(7)             0           442,758          2.9%            --

E. Donald Shapiro................................         26,633(8)             0            26,633            *             --

Walter B. Wriston................................         57,718(9)             0            57,718            *             --

Terrence W. Doyle, Ph.D..........................        280,124(10)            0           280,124          1.8%            --

Thomas E. Klein..................................        104,684(11)            0           104,684            *             --

Thomas Mizelle...................................        128,410(12)            0           128,410            *             --

John A. Spears...................................        422,317(13)            0           422,317          2.7%            --

All directors and executive officers as a group (12
persons).........................................      1,687,007(14)            0         1,687,007         10.9%            --

24

Other Beneficial Owners
-----------------------

Elliott Associates, L.P.
Westgate International, L.P.
Martley International, Inc.
  c/o Elliott Associates, L.P.
  712 Fifth Avenue, 36th Floor
  New York, NY  10019............................      3,010,279(15)            0         3,010,279          17.8%           --

Phoenix Partners L.P.
Morgens Waterfall Vintiadis Investments N.V.
Betje Partners
  c/o Morgens Waterfall Vintiadis & Co., Inc.
  10 East 50th Street
  New York, NY  10022............................         302,787         206,479(16)       876,340           5.6%         40.2%

Kingdon Capital Management Corp.
  152 West 57th Street, 50th Floor
  New York, NY 10019.............................               0         230,350(17)       639,861           4.0%         44.8%


-------------------------------
*Less than one percent

   (1) The Class A Preferred Stock is convertible into Common Stock by dividing (i) the sum of the $10.00 per share stated value by (ii) $3.60 per share (as adjusted from time to time for certain events of dilution). As of April 22, 1999, each share of Class A Preferred Stock was convertible into 2.777777 shares of Common Stock.

   (2) Represents shares issuable upon exercise of options exercisable within 60 days.

   (3) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.

   (4) Includes 21,250 shares issuable upon exercise of options exercisable within 60 days.

   (5) Includes 14,302 shares of Common Stock beneficially owned by Mr. Kent's wife, as to which Mr. Kent disclaims beneficial ownership. Also includes 3,750 shares issuable upon exercise of options exercisable within 60 days.

   (6) Includes 28,750 shares issuable upon exercise of options exercisable within 60 days.

   (7) Includes (i) 190,874 shares beneficially owned by Dr. Sartorelli's wife and (ii) 57,260 shares held in trust for Dr. Sartorelli's grandchildren, for which Dr. Sartorelli's wife serves as trustee, as to which Dr. Sartorelli disclaims beneficial ownership. Does not include 57,260 shares beneficially owned by other family members of Dr. Sartorelli, which were received as gifts from Dr. Sartorelli. Also includes 3,750 shares issuable upon exercise of options exercisable within 60 days.

   (8) Includes 13,750 shares issuable upon exercise of options exercisable within 60 days.

   (9) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days.

   (10) Includes 86,600 shares held by Dr. Doyle's wife and children, as to which Dr. Doyle disclaims beneficial ownership. Also includes 8,400 shares issuable upon exercise of options exercisable within 60 days.

   (11) Includes 83,400 shares issuable upon exercise of options exercisable within 60 days. Also includes 1,199 shares of common stock held by Mr. Klein's wife and children.

   (12) Includes 120,900 shares issuable upon exercise of options and 12,210 shares issuable upon exercise of warrants, exercisable within 60 days. Also includes 488 shares of common stock held by Mr. Mizelle's children.

   (13) Includes 386,812 shares issuable upon exercise of options exercisable within 60 days.

   (14) Includes 342,700 shares issuable upon exercise of options exercisable within 60 days.

   (15)  Beneficial ownership information is based upon data set forth in a
         Schedule 13D Amendment No. 2 filed with the SEC on April 16, 1999. Elliott Associates, L.P. owns 625,468 shares of Common Stock and beneficially owns 2,500 shares of the Company's 5% Convertible Preferred Stock Series 1998, which are convertible into 722,195 shares of Common Stock, and also beneficially owns 78,132 of the Company's Class A Warrants which are convertible into 156,264 shares of Common Stock. Westgate International, L.P., which has its business address at c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies, owns 628,709 shares of Common Stock and beneficially owns 2,500 shares of the Company's 5% Convertible Preferred Stock Series 1998, which are convertible into 722,195 shares of Common Stock, and also beneficially owns 77,724 of the Company's Class A Warrants which are convertible into 155,448 shares of Common Stock. Pursuant to the Certificate of Designation for the Company's 5% Convertible Preferred Stock Series 1998, the aggregate percentage ownership by Elliott Associates, L.P. and Westgate International, L.P. of Common Stock is limited to 9.9% of the Common Stock, although effective June 8, 1999 the threshold is being increased from 9.9% to 19.9%. Martley International, Inc. is the investment manager for Westgate International, L.P. and has shared voting and dispository power over the shares held by Westgate International, L.P. Martley International, Inc. disclaims beneficial ownership of all such shares.

   (16) Beneficial ownership information is based in part upon data set forth in a Schedule 13G filed with the SEC on February 12, 1999. Class A Preferred Stock consists of 103,238 shares held by Phoenix Partners L.P., 72,160 shares held by Morgens Waterfall Vintiadis Investments N.V. and 31,081 shares held by Betje Partners. Morgens, Waterfall, Vintiadis & Co., Inc. is deemed to beneficially own all such shares by virtue of it status as investment advisor to the foregoing entities.

   (17) Consists of 138,208 shares held by M. Kingdon Offshore, N.V., 46,071 shares held by Kingdon Partners, L.P. and 46,071 shares held by Kingdon Associates, L.P. Kingdon Capital Management Corp. ("KCMC") is a general partner of Kingdon Partners, L.P. and Kingdon Associates, L.P. and is the investment advisor to M. Kingdon Offshore, N.V. KCMC disclaims beneficial ownership of all indicated shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In January 1998, the Company entered into a consulting agreement with Kent, Reynolds and Stuart ("KR&S"), pursuant to which KR&S was to assist the Company by providing executive search services, consulting regarding financing activities and corporate partnership arrangements. Michael Kent, a director of the Company, is a principal of KR&S. In 1998, the Company paid KR&S an aggregate of $120,000 for consulting services under this consulting agreement and otherwise. The consulting agreement terminated on December 31, 1998.



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

30

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



Date:  April 29, 1999

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