Form 10QSB/A
period 1997-06-30
VION PHARMACEUTICALS INC
filed 1999-05-14
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

                                   FORM 10-QSB


(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended June 30, 1997
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ________________

Commission file number          0-26534
                             -------------

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

                                                                                                      Restated
                                                                                 --------------------------------------------------
                                                                                        June 30,
                                                                                          1997                  December 31,
                                                                                       (Unaudited)                  1996
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                               $ 4,352,877               $ 3,788,369
     Short-term investments                                                                      329,200                 4,628,446
     Other current assets                                                                         90,745                   106,635
                                                                                 ------------------------  ------------------------
        Total current assets                                                                   4,772,822                 8,523,450
     Property and equipment, net                                                                 933,461                   712,806
     Security deposits                                                                            34,894                    41,301
     Research contract prepayment                                                                416,945                   603,208
                                                                                 ------------------------  ------------------------
        Total assets                                                                         $ 6,158,122               $ 9,880,765
                                                                                 ------------------------  ------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital lease - current                                                    164,417                    91,476
     Accounts payable and accrued expenses                                                     1,722,154                   494,127
                                                                                 ------------------------  ------------------------
        Total current liabilities                                                              1,886,571                   585,603
     Obligation under capital lease - long term                                                  305,029                   223,190
                                                                                 ------------------------  ------------------------
        Total Liabilities                                                                      2,191,600                   808,793
                                                                                 ------------------------  ------------------------
Shareholders' equity
     Convertible preferred stock, $0.01 par value, authorized: 5,000,000 shares;
        issued and outstanding: 1997- 979,374 shares 1996 - 1,107,028 shares                       9,794                    11,070
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1997- 8,489,226 shares 1996 - 8,017,961shares                     84,892                    80,178
     Additional paid-in-capital                                                               38,677,954                38,349,072
     Deferred compensation                                                                       (89,444)                 (106,760)
     Accumulated deficit                                                                     (34,716,674)              (29,261,588)
                                                                                 ------------------------  ------------------------
                                                                                               3,966,522                 9,071,972
                                                                                 ------------------------  ------------------------
Total liabilities and shareholders' equity                                                   $ 6,158,122               $ 9,880,765
                                                                                 ========================  ========================


   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                               Restated
                                            --------------------------------------------------------------------------------------
                                                                                                                 For The Period
                                                                                                                From May 1, 1994
                                                 Three Months Ended                 Six Months Ended          (Inception) through
                                             June 30,          June 30,         June 30,           June 30,          June 30,
                                            ------------------------------ -------------------------------------------------------
                                              1997               1996             1997               1996              1997
                                                    (Unaudited)                         (Unaudited)                (Unaudited)
-------------------------------------------------------------------------- -----------------------------------------------------
Revenues:
    Contract research grants                  $     8,481    $          -     $    48,221     $          -        $     100,000
                                            ------------------------------ -----------------------------------------------------
Operating expenses:
    Research and development                    2,872,857       1,423,736       4,394,636        3,045,947           13,502,925
    General and administrative                    491,058         458,408         982,592          886,139            5,180,988

    Purchased research and development                  -               -               -                -            4,481,405
    Amortization of finance charges                     -               -               -                -              345,439

Interest Income                                   (78,795)        (94,505)       (178,029)        (142,195)            (700,066)
Interest Expense                                   10,744           2,457          21,802            4,885               77,249
                                            ------------------------------ -----------------------------------------------------
    Net Loss                                  $(3,287,383)   $ (1,790,096)    $(5,172,780)    $ (3,794,776)       $ (22,787,940)
                                            ------------------------------ -----------------------------------------------------

Preferred stock dividends and accretion       $  (282,306)   $(11,371,523)    $  (282,306)    $(11,371,523)       $ (11,909,710)
                                            ------------------------------ -----------------------------------------------------

Loss applicable to common shareholders        $(3,569,689)   $(13,161,619)    $(5,455,086)    $(15,166,299)       $ (34,697,650)
                                            ============================== =====================================================

Basic and diluted loss applicable to common
  shareholders per share                      $     (0.41)   $      (1.68)    $     (0.63)    $      (1.94)
                                            ------------------------------ -----------------------------------------------------


Weighted average common stock and
    common stock equivalents outstanding        8,758,708       7,844,796       8,629,302        7,833,594
                                            ------------------------------ -----------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                       Restated
                                                                 ----------------------------------------------------
                                                                       Convertible
                                                                     Preferred Stock              Common Stock
                                                                 ----------------------------------------------------
                                                                   Shares       Amount        Shares        Amount
                                                                 ----------------------------------------------------
Common stock issued for cash - July 1994                                   0          $0      2,693,244      $26,932
Common stock issued for services -
       August 1994                                                                              159,304        1,593
Net loss
                                                                 ----------------------------------------------------
Balance - December 31, 1994                                                0           0      2,852,548       28,525
                                                                 ----------------------------------------------------
Stock options issued for compensation -
       February 1995

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                                                      2,000,000       20,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                       (274,859)      (2,749)

Private placement of common stock -
       April 1995                                                                                76,349          763

Warrants issued with bridge notes -
       April 1995

Initial public offering of units of one common share,
      one Class A warrant and one Class B warrant at
      $4.00 per unit - August 1995 and September 1995                                         2,875,000       28,750

Issuance of common stock                                                                          1,250           13

Receipts from sale of unit purchase option

Net loss
                                                                 ----------------------------------------------------
Balance at December 31, 1995                                               0           0      7,530,288       75,302
                                                                 ----------------------------------------------------
Issuance of Class A convertible preferred stock                    1,250,000      12,500

Conversion of Class A convertible preferred stock                   (164,970)     (1,650)       458,255        4,582

Issuance of common stock                                                                         29,418          294

Class A convertible preferred stock dividend                          21,998         220

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                                 ----------------------------------------------------
Balance at December 31, 1996                                       1,107,028     $11,070      8,017,961      $80,178
                                                                 ----------------------------------------------------
Conversion of Class A convertible preferred stock                   (151,567)     (1,515)       421,027        4,211

Compensation associated with stock options grants

Exercise of warrants                                                                                238            3

Exercise of stock options                                                                        50,000          500

Class A convertible preferred stock dividend                          23,913         239

Amortization of deferred compensation

Net loss
                                                                 ----------------------------------------------------
Balance at June 30, 1997     (Unaudited)                             979,374      $9,794      8,489,226      $84,892
                                                                 ----------------------------------------------------



                                                                                           Restated
                                                        --------------------------------------------------------------------------

                                                                                                                          Total
                                                             Additional            Deferred         Accumulated        Stockholders'
                                                           Paid-in Capital       Compensation         Deficit             Equity
                                                        --------------------------------------------------------------------------
Common stock issued for cash - July 1994                             $0                  $0           ($19,877)            $7,055
Common stock issued for services -
       August 1994                                                                                      (1,176)               417
Net loss                                                                                              (475,946)          (475,946)
                                                        --------------------------------------------------------------------------
Balance - December 31, 1994                                           0                   0           (496,999)          (468,474)
                                                        --------------------------------------------------------------------------
Stock options issued for compensation -
       February 1995                                            540,000                                                   540,000

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                      4,300,000                                                 4,320,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                                 2,029               (720)

Private placement of common stock -
       April 1995                                               205,237                                                   206,000

Warrants issued with bridge notes -
       April 1995                                               200,000                                                   200,000

Initial public offering of units of one common share,
      one Class A warrant and one Class B warrant at
      $4.00 per unit - August 1995 and September 1995         9,667,460                                                 9,696,210

Issuance of common stock                                            488                                                       501

Receipts from sale of unit purchase option                          250                                                       250

Net loss                                                                                            (9,530,535)        (9,530,535)
                                                        --------------------------------------------------------------------------
Balance at December 31, 1995                                 14,913,435                   0        (10,025,505)         4,963,232
                                                        --------------------------------------------------------------------------
Issuance of Class A convertible preferred stock              22,890,075                            (11,371,523)        11,531,052

Conversion of Class A convertible preferred stock                (2,932)                                                        0

Issuance of common stock                                        102,426                                                   102,720

Class A convertible preferred stock dividend                    255,661                               (255,881)                 0

Compensation associated with stock option grants                190,407            (190,407)                                    0

Amortization of deferred compensation                                                83,647                                83,647

Net loss                                                                                            (7,608,679)        (7,608,679)
                                                        --------------------------------------------------------------------------
Balance at December 31, 1996                                $38,349,072           ($106,760)      ($29,261,588)        $9,071,972
                                                        --------------------------------------------------------------------------
Conversion of Class A convertible preferred stock                (2,696)                                                        0

Compensation associated with stock options grants                30,017                                                    30,017

Exercise of warrants                                                 (6)                                                       (3)

Exercise of stock options                                        19,500                                                    20,000

Class A convertible preferred stock dividend                    282,067                               (282,306)                 0

Amortization of deferred compensation                                                17,316                                17,316

Net loss                                                                                            (5,172,780)        (5,172,780)
                                                        --------------------------------------------------------------------------
Balance at June 30, 1997     (Unaudited)                    $38,677,954            ($89,444)      ($34,716,674)        $3,966,522
                                                        --------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                    Restated
                                                                         ---------------------------------------------------------
                                                                                                                 For the period
                                                                                                                 from May 1, 1994
                                                                                  For the Six Months             (inception) through
                                                                                     Ended June 30,              June 30,
                                                                         ---------------------------------------------------------
                                                                            1997                      1996               1997
                                                                                      (Unaudited)                     (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                                  $ (5,172,780)      $ (3,794,776)     $ (22,787,940)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                              -                  -          4,481,405
          Amortization of financing costs                                                 -                  -            345,439
          Depreciation and amortization                                             132,297             45,991            283,757
         (Increase) in other current assets                                          15,890             16,675            (89,759)
         (Increase) in other assets                                                 192,670             11,134           (450,124)
          Increase in accounts payable and
          accrued expense                                                         1,228,027            259,345          1,687,622
          Stock issued for services                                                       -                  -                417
          Stock options issued for compensation                                      47,333                  -            670,980
                                                                         ---------------------------------------------------------
                 Net cash (used in) operating activities                         (3,556,563)        (3,461,631)       (15,858,203)
                                                                         ---------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                      (1,139,610)        (5,913,259)       (15,227,056)
          Maturities of marketable securities                                     5,438,856                  -         14,897,856
          Cash portion of MelaRx acquisition                                              -                  -              4,061
          Acquisition of fixed assets                                              (119,747)          (188,911)          (633,069)
                                                                         ---------------------------------------------------------
                 Net cash provided by (used in) investing activities              4,179,499         (6,102,170)          (958,208)
                                                                         ---------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                         -                  -          9,696,210
          Net proceeds from issuance of common stock                                 20,000                520            336,276
          Net proceeds from issuance of preferred stock                                   -         11,590,662         11,531,052
          Repurchase of common stock                                                      -                  -               (720)
          Net proceeds from bridge financing                                              -                  -          1,704,269
          Repayments of bridge financing                                                  -                  -         (2,000,000)
          Advances from stockholders                                                      -                  -            250,000
          Repayments to stockholders                                                      -                  -           (250,000)
          Exercise of warrants                                                           (3)                 -                 (3)
          Receipts from sale of unit purchase option                                      -                  -                250
          Repayment of equipment capital lease                                      (78,425)            (7,428)           (98,046)
                                                                         ---------------------------------------------------------
                 Net cash provided by (used in) financing activities                (58,428)        11,583,754         21,169,288
                                                                         ---------------------------------------------------------
Net increase in cash                                                                564,508          2,019,953          4,352,877
Cash and cash equivalents at beginning of period                                  3,788,369          2,350,933                  -
                                                                         ---------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 4,352,877        $ 4,370,886        $ 4,352,877
                                                                         =========================================================

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

(Note C) - Stock Option Plan:
           -----------------


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



(Note D) - Private Placement of Class A Convertible Preferred Stock:
           --------------------------------------------------------


         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" ("EITF D-60"). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued to the placement agent warrants, exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $11,371,523 in 1996 and $282,306 in 1997. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issue contains a provision for a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. The issue also contains a provision for a special dividend after 2 years under certain conditions if the Company's common stock price falls below the conversion price of the Class A Preferred Stock. Under certain circumstances relating to the Company's common stock closing bid price, the Company can redeem the Class A Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 979,374 outstanding shares of the Company's Class A Preferred Stock as of June 30, 1997 were thusly redeemed, their redemption value would be $9,793,740. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.


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

(Note F) - Continuation of Research and Licensing Agreement:
           ------------------------------------------------


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


(Note G) - Covance Agreement:
           -----------------


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


(Note H) Subsequent Events:
         -----------------


         Effective July 24,1997, the Company and Yale University (Yale) amended certain licensing agreements between the parties pursuant to which, Yale agreed to reduce certain amounts payable under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale.

 (Note I) - Restatement of Financial Information:
            ------------------------------------

         While preparing financial statements for the quarter ended September 30, 1998, the Company determined that its previously issued financial statements were not in full compliance with applicable FASB initiatives and accounting rules. The Company is amending this Form 10-QSB for the quarter ended June 30, 1997 to reflect adjustments recorded for the following transactions.

         The Class A Preferred Stock requires semi-annual dividends of 5% per annum payable in additional shares of Class A Preferred Stock. Since this dividend is immediately convertible into common stock of the Company, the Company has retroactively recorded non-cash dividends as a charge against accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of $282,306 in June 1997. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders in the appropriate periods. The Company originally recorded these dividends based on the par value of the preferred stock issued.



 ITEM 2.  PLAN OF OPERATIONS.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               10.01 Clinical Development Agreement between Vion
               Pharmaceuticals, Inc., Covance Clinical Research Unit Ltd. and Covance Inc. Confidential treatment has been requested for portions of this exhibit.(1)
               27. Article 5 Financial Data Schedule (Restated) for second quarter 1997.


         (b) Reports on Form 8-K.
             -------------------

               None

-----------------
(1)      Previously filed.

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



Date:  May 14, 1999