Form 10QSB/A
period 1997-09-30
VION PHARMACEUTICALS INC
filed 1999-05-14
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

                                                                                                   Restated
                                                                                   ----------------------------------------
                                                                                     September 30,
                                                                                         1997                December 31,
                                                                                      (Unaudited)                1996
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                           $ 4,409,081           $ 3,788,369
     Short-term investments                                                                1,065,234             4,628,446
     Other current assets                                                                     67,718               106,635
                                                                                   ------------------    ------------------
        Total current assets                                                               5,542,033             8,523,450
     Property and equipment, net                                                           1,323,683               712,806
     Security deposits                                                                        34,894                41,301
     Research contract prepayment                                                            312,710               603,208
                                                                                   ------------------    ------------------
        Total assets                                                                     $ 7,213,320           $ 9,880,765
                                                                                   ------------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                               164,417                91,476
     Accounts payable and accrued expenses                                                   409,438               494,127
                                                                                   ------------------    ------------------
        Total current liabilities                                                            573,855               585,603
     Obligation under capital leases - long term                                             264,320               223,190
                                                                                   ------------------    ------------------
        Total liabilities                                                                    838,175               808,793
                                                                                   ------------------    ------------------
Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding: 946,389 shares                               9,463                11,070
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding: 4,850 shares                                      49                     -
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding: 0 shares                                            -                     -
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 1997- 8,730,853 shares 1996 - 8,017,961shares                 87,308                80,178
     Additional paid-in-capital                                                           44,193,952            38,349,072
     Deferred compensation                                                                   (80,786)             (106,760)
     Accumulated deficit                                                                 (37,834,841)          (29,261,588)
                                                                                   ------------------    ------------------
                                                                                           6,375,145             9,071,972
                                                                                   ------------------    ------------------
Total liabilities and shareholders' equity                                               $ 7,213,320           $ 9,880,765
                                                                                   ==================    ==================



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                          Restated
                                                   --------------------------------------------------------------------------------
                                                                                                                   For The Period
                                                                                                                  From May 1, 1994
                                                       Three Months Ended                 Nine Months Ended     (Inception) through
                                                           September 30,                    September 30,           September 30,
                                                   ---------------------------------  ---------------------------------------------
                                                        1997            1996            1997           1996              1997
                                                                 (Unaudited)                    (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------  -------------------------------------------------
Revenues:
    Contract research grants                         $         -    $         -     $    48,221            $ -       $     100,000
                                                   -----------------------------  -------------------------------------------------
Operating expenses:
    Research and development                           1,591,310        974,569       5,985,947      4,020,516          15,094,236
    General and administrative                           553,844        441,834       1,536,436      1,327,973           5,734,832
    Nonrecurring collaboration restructuring fee         600,000              -         600,000              -             600,000
    Purchased research and development                         -              -               -              -           4,481,405
    Amortization of finance charges                            -              -               -              -             345,439

Interest Income                                          (60,153)      (165,272)       (238,182)      (307,467)           (760,219)
Interest Expense                                           9,696          2,538          31,498          7,423              86,945
                                                   -----------------------------  -------------------------------------------------
    Net Loss                                         $(2,694,697)   $(1,253,669)    $(7,867,478)   $(5,048,445)      $ (25,482,638)
                                                   -----------------------------  -------------------------------------------------
Preferred stock dividends and accretion              $  (423,469)   $         -     $  (705,775)  $(11,371,523)      $ (12,333,179)
                                                   -----------------------------  -------------------------------------------------
Loss applicable to common shareholders               $(3,118,166)   $(1,253,669)    $(8,573,253)  $(16,419,968)      $ (37,815,817)
                                                   =============================  =================================================
Basic and diluted loss applicable to common
  shareholders per share                             $     (0.35)   $     (0.16)    $     (0.98)       $ (2.09)
                                                   -----------------------------  -------------------------------------------------
Weighted average common stock and
    common stock equivalents outstanding               8,905,594      7,857,354       8,721,398      7,841,460
                                                   -----------------------------  -------------------------------------------------



   The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                                                         Restated
                                                          -----------------------------------------------------------------------
                                                                 Class A                 Class B
                                                               Convertible             Convertible
                                                             Preferred Stock         Preferred Stock          Common Stock
                                                          -----------------------------------------------------------------------
                                                            Shares     Amount      Shares      Amount      Shares      Amount
                                                          -----------------------------------------------------------------------
Common stock issued for cash - July 1994                           0    $     0            0        $ 0    2,693,244    $26,932
Common stock issued for services -
       August 1994                                                                                           159,304      1,593
Net loss
                                                          -----------------------------------------------------------------------
Balance - December 31, 1994                                        0          0            0          0    2,852,548     28,525
                                                          -----------------------------------------------------------------------
Stock options issued for compensation -
       February 1995

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                                                                   2,000,000     20,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                                    (274,859)    (2,749)

Private placement of common stock -
       April 1995                                                                                             76,349        763

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

Receipts from sale of unit purchase option

Net loss
                                                          -----------------------------------------------------------------------
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

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                                          -----------------------------------------------------------------------
Balance at December 31, 1996                               1,107,028    $11,070            0        $ 0    8,017,961    $80,178
                                                          -----------------------------------------------------------------------
Conversion of Class A convertible preferred stock           (184,552)    (1,846)                             512,654      5,127

Compensation associated with stock options grants

Exercise of warrants                                                                                             238          3

Issuance of common stock                                                                                     150,000      1,500

Exercise of stock options                                                                                     50,000        500

Class A convertible preferred stock dividend                  23,913        239

Issuance of Class B convertible preferred stock                    0          0        4,850         49

Accretion of dividend payable on Class B convertible preferred stock

Amortization of deferred compensation

Net loss
                                                          -----------------------------------------------------------------------
Balance at September 30, 1997     (Unaudited)                946,389    $ 9,463        4,850        $49    8,730,853    $87,308
                                                          -----------------------------------------------------------------------

                                   The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                                                     Restated
                                                          -------------------------------------------------------------------


                                                           Additional                                            Total
                                                             Paid-in         Deferred        Accumulated     Stockholders'
                                                             Capital       Compensation        Deficit           Equity
                                                          -------------------------------------------------------------------
Common stock issued for cash - July 1994                     $         0          $      0    ($    19,877)       $    7,055
Common stock issued for services -
       August 1994                                                                                  (1,176)              417
Net loss                                                                                          (475,946)         (475,946)
                                                          -------------------------------------------------------------------
Balance - December 31, 1994                                            0                 0        (496,999)         (468,474)
                                                          -------------------------------------------------------------------
Stock options issued for compensation -
       February 1995                                             540,000                                             540,000

Reverse acquisition of MelaRx
      Pharmaceuticals, Inc. - April 1995                       4,300,000                                           4,320,000

Shares repurchased pursuant to
      employment agreements - April 1995                                                             2,029              (720)

Private placement of common stock -
       April 1995                                                205,237                                             206,000

Warrants issued with bridge notes -
       April 1995                                                200,000                                             200,000

Initial public offering of units of one common share,
      one Class A warrant and one Class B warrant at
      $4.00 per unit - August 1995 and September 1995          9,667,460                                           9,696,210

Issuance of common stock                                             488                                                 501

Receipts from sale of unit purchase option                           250                                                 250

Net loss                                                                                        (9,530,535)       (9,530,535)
                                                          -------------------------------------------------------------------
Balance at December 31, 1995                                  14,913,435                 0     (10,025,505)        4,963,232
                                                          -------------------------------------------------------------------
Issuance of Class A convertible preferred stock               22,890,075                       (11,371,523)       11,531,052

Conversion of Class A convertible preferred stock                 (2,932)                                                  0

Issuance of common stock                                         102,426                                             102,720

Class A convertible preferred stock dividend                     255,661                          (255,881)                0

Compensation associated with stock option grants                 190,407          (190,407)                                0

Amortization of deferred compensation                                               83,647                            83,647

Net loss                                                                                        (7,608,679)       (7,608,679)
                                                          -------------------------------------------------------------------
Balance at December 31, 1996                                 $38,349,072         ($106,760)   ($29,261,588)       $9,071,972
                                                          -------------------------------------------------------------------
Conversion of Class A convertible preferred stock                 (3,281)                                                  0

Compensation associated with stock options grants                 42,830                                              42,830

Exercise of warrants                                                  (6)                                                 (3)

Issuance of common stock                                         598,500                                             600,000

Exercise of stock options                                         19,500                                              20,000

Class A convertible preferred stock dividend                     282,067                          (282,306)                0

Issuance of Class B convertible preferred stock                4,851,662                          (369,861)        4,481,850

Accretion of dividend payable on Class B convertible
      preferred stock                                             53,608                           (53,608)                0

Amortization of deferred compensation                                               25,974                            25,974

Net loss                                                                                        (7,867,478)       (7,867,478)
                                                          -------------------------------------------------------------------
Balance at September 30, 1997     (Unaudited)                $44,193,952         ($ 80,786)   ($37,834,841)       $6,375,145
                                                          -------------------------------------------------------------------

                                 The accompanying notes are an integral part of these financial statements.

                                     Page 4

CONSOLIDATED STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                     Restated
                                                                                ----------------------------------------------------
                                                                                                                    For the period
                                                                                                                   from May 1, 1994
                                                                                    For the Nine Months          (inception) through
                                                                                    Ended September 30,             September 30,
                                                                                ----------------------------------------------------
                                                                                   1997             1996                1997
                                                                                        (Unaudited)                  (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                  $ (7,867,478)    $ (5,048,445)      $ (25,482,638)
     Adjustments to reconcile net loss to
     cash flows used in operating activities:
          Purchased research and development                                              -                -           4,481,405
          Amortization of financing costs                                                 -                -             345,439
          Depreciation and amortization                                             223,149           75,758             374,609
         (Increase) in other current assets                                          38,917          (65,602)            (66,732)
         (Increase) in other assets                                                 296,905         (167,456)           (345,889)
          Increase in accounts payable and
          accrued expenses                                                          (84,689)         133,165             374,906
          Stock issued for services                                                 600,000                -             600,417
          Stock options issued for compensation                                      68,804                -             692,451
                                                                       ----------------------------------------------------------
                 Net cash used in operating activities                           (6,724,392)      (5,072,580)        (19,026,032)
                                                                       ----------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                      (2,194,725)      (6,070,445)        (16,282,171)
          Maturities of marketable securities                                     5,757,937                -          15,216,937
          Cash portion of MelaRx acquisition                                              -                -               4,061
          Acquisition of fixed assets                                              (600,821)        (349,729)         (1,114,143)
                                                                       ----------------------------------------------------------
                 Net cash provided by (used in) investing activities              2,962,391       (6,420,174)         (2,175,316)
                                                                       ----------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                         -                -           9,696,210
          Net proceeds from issuance of common stock                                 20,000            2,721             336,276
          Net proceeds from issuance of preferred stock                           4,481,850       11,556,285          16,012,902
          Repurchase of common stock                                                      -                -                (720)
          Net proceeds from bridge financing                                              -                -           1,704,269
          Repayments of bridge financing                                                  -                -          (2,000,000)
          Advances from stockholders                                                      -                -             250,000
          Repayments to stockholders                                                      -                -            (250,000)
          Exercise of warrants                                                           (3)               -                  (3)
          Receipts from sale of unit purchase option                                      -                -                 250
          Repayment of equipment capital leases                                    (119,134)         (11,297)           (138,755)
                                                                       ----------------------------------------------------------
                 Net cash provided by financing activities                        4,382,713       11,547,709          25,610,429
                                                                       ----------------------------------------------------------
Net increase in cash                                                                620,712           54,955           4,409,081
Cash and cash equivalents at beginning of period                                  3,788,369        2,350,933                   -
                                                                       ----------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 4,409,081      $ 2,405,888         $ 4,409,081
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

(Note F) - Private Placement of Class B Convertible Preferred Stock:
           --------------------------------------------------------

         On August 20, 1997, the Company completed a private placement of 4,850 shares of Class B convertible preferred stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B preferred stock are immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance, $369,861, was recognized upon issuance of the preferred securities as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The 8% accretion on shares of Class B preferred stock at September 30, 1997 was valued at $53,608. The accretion and imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B preferred stock may also be eligible, under certain circumstances, to receive dividends paid in Class C preferred stock. The Class C preferred stock is convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the closing date and is not entitled to dividends. With 30 days notice, one year after issuance, the Company may redeem the Class B Convertible Preferred Stock at 130% of the issue price plus an 8% accrued premium. On August 11, 1998, the Company reached agreement with each of the holders of its Class B Preferred Stock that the holders would convert all of the outstanding shares of Class B Preferred Stock into an aggregate of 867,806 shares of common stock.


 (Note G) - Issuance of Common Stock to Yale University:
            -------------------------------------------

Effective July 24,1997, the Company and Yale University (Yale) amended two license agreements between the parties pursuant to which, Yale agreed to reduce certain amounts payable by the Company under such agreements. As a result, the Company issued 150,000 shares of common stock to Yale valued at $600,000 which was charged to expense in the quarter.

 (Note H) - Termination of Research Agreement:
            ---------------------------------

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

(Note J) - Restatement of Financial Information:
           ------------------------------------

         While preparing financial statements for the quarter ended September 30, 1998, the Company determined that its previously issued financial statements were not in full compliance with applicable FASB initiatives and accounting rules. The Company is amending this Form 10-QSB for the quarter ended June 30, 1998 to reflect adjustments recorded for the following transactions.


         On August 20, 1997 the Company completed a private placement of 4,850 shares of Class B Convertible Preferred Stock (see Note F). The Company has retroactively recorded an imputed one-time non-cash dividend of approximately $370,000 as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by EITF D-60. The $370,000 has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders for the three and nine month period ended September 30, 1997 and the period from inception through September 30, 1997. As originally filed, the financial statements did not include recognition of the non-cash dividend.

         The Class B Preferred Stock, including an accretion of 8% per annum, is convertible into shares of common stock. The Company has retroactively increased additional paid-in capital by approximately $53,608 for the amount of the dividend accretion that was previously recorded at $43,584 and included in accounts payable and accrued expenses.

         The Company has retroactively adjusted previously recorded dividend accretion for an increase in the non-cash dividend on the Class B Preferred Stock of approximately $10,024 for the three months ended September 30, 1997.

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

Liquidity and Capital Resources
-------------------------------


         At September 30, 1997, the Company had working capital of $4,968,178. The Company's principal sources of funds through September 30, 1997 have been $4,481,850 net proceeds from private financing through issuance of 4,850 shares of Class B convertible preferred stock, $11,531,052 net proceeds from private financing through issuance of 1,250,000 shares of Class A convertible preferred stock; $9,696,210 from its initial public offering, and $5,478,280 in net proceeds from private placements of common stock in 1992 and 1993 by its predecessor, MelaRx Pharmaceuticals Inc.


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

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               3.1 Amended and Restated Certificate of Incorporation of Vion
                   Pharmaceuticals, Inc. (1)

              10.01 Amendment No.1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (1)

              10.02 Amendment No.2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (1)

               27. Article 5 Financial Data Schedule (Restated) for third quarter 1997.


         (b) Reports on Form 8-K.
             -------------------

               None

-----------
         (1)    Previously filed

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VION PHARMACEUTICALS, INC.
                                             (Registrant)



                                             By: /s/ Thomas E. Klein
                                                 ------------------------------
                                                 Thomas E. Klein
                                                 Vice President - Finance
                                                 (Duly authorized signatory and
                                                 Chief Financial Officer)



Date:  May 14, 1999