Form 10QSB
period 1999-03-31
VION PHARMACEUTICALS INC
filed 1999-05-17
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                               dentification No.)


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

The number of shares outstanding of the issuer's sole class of common equity, as of April 27, 1999 is: 15,204,922 shares of common stock, $0.01 par value.
                      --------------------------------------------------

Transitional Small Business Disclosure Format (check one):

  Yes        No  X
      ---       ---

Part 1 - Financial Information
Item 1. Financial Statements

BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)


                                                                                           ----------------
                                                                                              March 31,
                                                                                                1999
                                                                                             (Unaudited)
           ------------------------------------------------------------------------------------------------
           ASSETS
           Current Assets:
                Cash and cash equivalents (Includes $870,418 restricted)                       $ 3,656,359
                Short-term investments                                                                   -
                Accounts receivable                                                                525,994
                Other current assets                                                                93,124
                                                                                           ----------------
                   Total current assets                                                          4,275,477
                Property and equipment, net                                                        923,140
                Security deposits                                                                   51,347
                Research contract prepayments                                                      416,945
                                                                                           ----------------
                   Total assets                                                                $ 5,666,909
                                                                                           ----------------

           LIABILITIES AND SHAREHOLDERS' EQUITY
           Current Liabilities:
                Obligation under capital leases - current                                        $ 267,317
                Accounts payable and accrued expenses                                            1,332,339
                                                                                           ----------------
                   Total current liabilities                                                     1,599,656
                Obligation under capital leases - long term                                        129,138
                                                                                           ----------------
                   Total Liabilities                                                             1,728,794

           Redeemable Preferred Stock:
                5% convertible preferred stock Series 1998, $0.01 par value, authorized:
                   15,000 shares; issued and outstanding: 5,000 shares                           4,935,378
                   (redemption value - $5,187,500)

           Shareholders' equity:
                Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
                Class A convertible preferred stock, $0.01 par value, authorized:
                   3,500,000 shares; issued and outstanding:  559,077
                   (liquidation preference - $5,590,770)                                             5,591
                Common stock, $0.01 par value, authorized: 35,000,000 shares;
                   issued and outstanding: 14,145,285 shares                                       141,453
                Additional paid-in-capital                                                      52,026,274
                Deferred compensation                                                              (28,838)
                Accumulated deficit                                                            (53,141,743)
                                                                                           ----------------
                                                                                                  (997,263)
                                                                                           ----------------
           Total liabilities and shareholders' equity                                          $ 5,666,909
                                                                                           ================


                               The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                   For The Period
                                                                                                   From May 1, 1994
                                                                 Three Months Ended              (Inception) through
                                                           March 31,             March 31,              March 31,
                                                    --------------------------------------------------------------------
                                                             1999                   1998                  1999
                                                                           (Unaudited)                 (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Revenues:
    Contract research grants                                  $     61,946           $          -         $     470,733
    Research support                                               259,468                274,842             3,129,582
    Technology license revenues                                     50,000                      -             4,050,000
                                                    --------------------------------------------------------------------
           Total revenues                                          371,414                274,842             7,650,315

Operating expenses:
    Research and development                                     2,347,801              2,273,522            29,840,977
    General and administrative                                     504,601                631,709             9,545,427
    Nonrecurring collaboration restructuring fee                         -                      -               600,000

    Purchased research and development                                   -                      -             4,481,405
    Amortization of finance charges                                      -                      -               345,439

Interest Income                                                    (60,366)              (142,874)           (1,466,554)
Interest Expense                                                    11,607                 18,705               172,273
                                                    --------------------------------------------------------------------
    Net Loss                                                  $ (2,432,229)          $ (2,506,220)        $ (35,868,652)
                                                    ====================================================================

Preferred stock dividends and accretion                       $    (80,873)          $   (630,464)        $ (17,254,067)
                                                    --------------------------------------------------------------------

Loss applicable to common shareholders                          (2,513,102)            (3,136,684)          (53,122,719)
                                                    ====================================================================

Basic and diluted loss applicable to common
 shareholders per share                                       $      (0.18)          $      (0.32)
                                                    --------------------------------------------------------------------




                         The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                               Class A             Class B
                                                             Convertible         Convertible
                                                           Preferred Stock     Preferred Stock            Common Stock
                                              ----------------------------------------------------------------------------
                                                           Shares      Amount      Shares   Amount      Shares      Amount
                                              ----------------------------------------------------------------------------
Balance at December 31, 1996                             1,107,028    $11,070           0      $0     8,017,961   $ 80,178
                                              ----------------------------------------------------------------------------

Conversion of Class A convertible preferred stock         (396,988)    (3,970)                        1,102,757     11,028

Class A convertible preferred stock dividend                47,592        476

Issuance of Class B convertible preferred stock                                     4,850      49

Conversion of Class B convertible preferred stock                                    (258)     (3)       64,642        647

Accretion of dividend payable on Class B convertible preferred stock

Extension/reissuance of underwriter warrants

Exercise of warrants                                                                                        238          3

Issuance of common stock                                                                                598,336      5,983

Exercise of stock options                                                                                50,000        500

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                              ----------------------------------------------------------------------------
Balance at December 31, 1997                               757,632    $ 7,576       4,592     $46     9,833,934   $ 98,339
                                              ----------------------------------------------------------------------------
Conversion of Class B convertible preferred stock                                  (4,592)    (46)    1,205,178     12,052

Accretion of dividend payable on Class B convertible preferred stock

Premium on Conversion dividend on class B
    convertible preferred stock                                                                         585,898      5,859

Conversion of Class A convertible preferred stock         (174,981)    (1,749)                          486,062      4,860

Class A convertible preferred stock dividend                34,005        340

Discount on Series 1998 convertible preferred stock

Series 1998 convertible preferred stock accretion

Common stock issued in exchange for cancellation                                                      1,792,952     17,929
    of outstanding warrants

Exercise of stock options                                                                                32,750        328

Exercise of warrants                                                                                     16,272        163

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                              ----------------------------------------------------------------------------
Balance at December 31, 1998                               616,656    $ 6,167           0      $0    13,953,046   $139,530
                                              ----------------------------------------------------------------------------
Conversion of Class A convertible preferred stock          (57,579)      (576)                          159,946      1,600

Class A convertible preferred stock dividend

Series 1998 convertible preferred stock accretion

Series 1998 convertible preferred stock accretion

Common stock issued in exchange for cancellation
    of outstanding warrants                                                                                 102          1

Exercise of stock options                                                                                 6,250         63

Exercise of warrants                                                                                     25,941        259

Compensation associated with stock option grants

Amortization of deferred compensation

Net loss
                                              ----------------------------------------------------------------------------
Balance at March 31, 1999 (Unaudited)                      559,077    $ 5,591           0      $0    14,145,285   $141,453
                                              ----------------------------------------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (continued)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)


                                                           Additional                                         Total
                                                             Paid-in          Deferred     Accumulated     Stockholders'
                                                             Capital        Compensation     Deficit           Equity
                                              ---------------------------------------------------------------------------
Balance at December 31, 1996                              $38,349,072        ($106,760)    ($29,261,588)     $ 9,071,972
                                              ---------------------------------------------------------------------------

Conversion of Class A convertible preferred stock              (7,058)                                                (0)

Class A convertible preferred stock dividend                  623,038                          (623,514)               0

Issuance of Class B convertible preferred stock             4,851,662                          (369,861)       4,481,850

Conversion of Class B convertible preferred stock                (644)                                                 0

Accretion of dividend payable on Class B convertible
    preferred stock                                           138,365                          (138,365)               0

Extension/reissuance of underwriter warrants                  168,249                                            168,249

Exercise of warrants                                               (6)                                                (3)

Issuance of common stock                                    3,463,818                                          3,469,801

Exercise of stock options                                      19,500                                             20,000

Compensation associated with stock option grants               55,643                                             55,643

Amortization of deferred compensation                                           34,632                            34,632

Net loss                                                                                     (5,343,594)      (5,343,594)
                                              ---------------------------------------------------------------------------
Balance at December 31, 1997                              $47,661,639        ($ 72,128)    ($35,736,922)     $11,958,550
                                              ---------------------------------------------------------------------------
Conversion of Class B convertible preferred stock             (12,006)                                                 0

Accretion of dividend payable on Class B convertible
    preferred stock                                           286,776                          (286,776)               0

Premium on Conversion dividend on class B
    convertible preferred stock                             2,043,532                        (2,049,391)               0

Conversion of Class A convertible preferred stock              (3,111)                                                 0

Class A convertible preferred stock dividend                  329,206                          (329,546)               0

Discount on Series 1998 convertible preferred stock         1,597,218                        (1,597,218)               0

Series 1998 convertible preferred stock accretion                   0                          (151,119)        (151,119)

Common stock issued in exchange for cancellation            8,441,442
    of outstanding warrants                                (8,502,064)                                           (42,693)

Exercise of stock options                                     119,854                                            120,182

Exercise of warrants                                           10,910                                             11,073

Compensation associated with stock option grants               51,252                                             51,252

Amortization of deferred compensation                                           34,632                            34,632

Net loss                                                                                    (10,477,669)     (10,477,669)
                                              ---------------------------------------------------------------------------
Balance at December 31, 1998                              $52,024,648        ($ 37,496)    ($50,628,641)     $ 1,504,208
                                              ---------------------------------------------------------------------------
Conversion of Class A convertible preferred stock              (1,024)                                                 0

Class A convertible preferred stock dividend                                                                           0

Series 1998 convertible preferred stock accretion                                               (80,873)         (80,873)

Series 1998 convertible preferred stock accretion                   0                                 0                0

Common stock issued in exchange for cancellation
    of outstanding warrants                                       473                                                474

Exercise of stock options                                       2,436                                              2,499

Exercise of warrants                                             -259                                                  0

Compensation associated with stock option grants                                                                       0

Amortization of deferred compensation                                            8,658                             8,658

Net loss                                                                                     (2,432,229)      (2,432,229)
                                              ---------------------------------------------------------------------------
Balance at March 31, 1999 (Unaudited)                     $52,026,274        ($ 28,838)    ($53,141,743)    ($   997,263)
                                              ---------------------------------------------------------------------------

                       The accompanying notes are an integral part of these financial statements.

                                       4

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                   For the period
                                                                    For The Three Months           from May 1, 1994 (inception)
                                                                       Ended March 31,             through March 31,
                                                          -----------------------------------------------------------------
                                                                 1999                 1998                  1999
                                                                                   (Unaudited)           (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                    $ (2,432,229)        $ (2,506,220)          $ (35,868,652)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                -                    -               4,481,405
          Amortization of financing costs                                   -                    -                 345,439
          Depreciation and amortization                               124,138              122,438               1,076,120
         (Increase) in other current assets                           739,698              389,563                (618,132)
         (Increase) in other assets                                         -                    -                (466,577)
          Increase in accounts payable and
          accrued expense                                          (1,105,343)             157,022               1,297,807
          Accretion on Class B preferred stock                              -                    -                       -
          Extension/reissuance of placement agent warrants                  -                    -                 168,249
          Stock issued for services                                         -                    -                 600,417
          Stock options issued for compensation                         8,658               21,471                 808,464
                                                          -----------------------------------------------------------------
                 Net cash (used in) operating activities           (2,665,078)          (1,815,726)            (28,175,460)
                                                          -----------------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                                 -                    -             (24,707,588)
          Maturities of marketable securities                       2,594,497            1,042,590              24,707,588
          Cash portion of MelaRx acquisition                                -                    -                   4,061
          Acquisition of fixed assets                                 (21,094)             (22,238)             (1,054,827)
                                                           -----------------------------------------------------------------
                 Net cash provided by (used in)
                   investing activities                             2,573,403            1,020,352              (1,050,766)
                                                          -----------------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                           -                    -               9,696,210
          Net proceeds from issuance of common stock                        -                    -               3,283,566
          Net proceeds from issuance of preferred stock                     -                    -              20,716,288
          Repurchase of common stock                                        -                    -                    (720)
          Net proceeds from bridge financing                                -                    -               1,704,269
          Repayments of bridge financing                                    -                    -              (2,000,000)
          Advances from stockholders                                        -                    -                 250,000
          Repayments to stockholders                                        -                    -                (250,000)
          Exercise of warrants                                          2,973                    -                  14,043
          Receipts from sale of unit purchase option                        -                    -                     250
          Repayment of equipment capital lease                        (76,173)             (80,056)               (531,321)
                                                          -----------------------------------------------------------------
                 Net cash provided by (used in)
                   financing activities                               (73,200)             (80,056)             32,882,585
                                                          -----------------------------------------------------------------
Net increase (decrease) in cash                                      (164,875)            (875,430)              3,656,359
Cash and cash equivalents at beginning of period                    3,821,234            3,890,621                       -
                                                          -----------------------------------------------------------------
Cash and cash equivalents at end of period                        $ 3,656,359          $ 3,015,191             $ 3,656,359
                                                          =================================================================

   The accompanying notes are an integral part of these financial statements.

                            VION PHARMACEUTICALS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Note A) - The Company
           -----------

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

         The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash, cash equivalents and short term investments are not sufficient to allow it to continue operations through the 1999 calendar year. The Company requires other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing required to continue operations beyond the year end. The Company is seeking to raise funds through additional means, including (1) sales of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

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

(Note B) - Basis of Presentation
           ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-KSB/A Amendment No. 1 (File No. 0-26534).


(Note C) - Shareholders' Equity
           --------------------

         On April 20, 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (see Note A). Shortly prior to the consummation of the Merger, the Company issued 76,349 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

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

         In connection with the Company's IPO, the Company granted the underwriter an option, exercisable until August 14, 2000 to purchase up to 250,000 units at $5.20 per unit, subject to adjustment.

         Commencing with its IPO, and including the gross proceeds therefrom, the Company has raised a gross amount of $33,850,000 to date, through the issuance of common and preferred stock.

Private Placement of Class A Convertible Preferred Stock
--------------------------------------------------------

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if converted" basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued warrants to the placement agent, exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $623,514 in 1997 and $329,546 in 1998. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issue contains a provision for a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years from the date of issuance. In the event that the closing bid price of the Company's common stock exceeds $10.3125 for 20 trading days in any 30 trading day period, the Company can redeem the Class A Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 559,077 outstanding shares of the Company's Class A Preferred Stock were thus redeemed, their redemption value would be $5,590,770. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. The Company can not pay cash dividends on Common Stock without the consent of a majority of holders of the Class A Preferred Stock.

Private Placement of Class B Convertible Preferred Stock:
--------------------------------------------------------

         On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock were convertible into shares of common stock including an accretion of 8% per annum. For the three-month period ended March 31, 1998 the Class B accretion totaled $121,164. Shares of the Class B Preferred Stock were also eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and were not entitled to dividends. Conversions of Class B Preferred Stock in the quarter ended March 31, 1998 resulted in additional dividends of Class C preferred stock representing 155,200 shares of common stock valued at $509,300. These dividends and the Class B accretion were recorded as a charge against accumulated deficit, with a corresponding increase to additional paid-in capital for the period ending March 31, 1998. These dividends and accretion have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. On August 11, 1998, the Company reached agreement with each of the holders of its Class B Preferred Stock that the holders would convert all of the outstanding shares of Class B Preferred Stock into an aggregate of 867,806 shares of common stock.

Private Placement of 5% Convertible Preferred Stock Series 1998
---------------------------------------------------------------

         On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4,703,386. The shares of Series 1998 Preferred Stock accrue dividends of 5% per annum. Each share of Series 1998 Preferred Stock is convertible into Common Stock based on the formula of issued price plus accrued dividends divided by $3.60. Dividends other than non-cash dividends paid in-kind with respect to other classes or series of preferred stock require consent of two-thirds majority interest of the holders of Series 1998 Preferred Stock. The Series 1998 Preferred Stock is manditorily redeemable at $1,000 per share plus dividends on June 30, 2003. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants (See Note D).

Warrant Exchange Offer
----------------------

         On May 19, 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of common stock or (B) 0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of common stock or (B) 0.123 shares of common stock and $0.32 in cash. The Exchange Offer was not conditioned upon the exchange of a minimum number of Class A Warrants or Class B Warrants. As a result of the Exchange Offer, 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively.

(Note D) - Antidilution Adjustment
           -----------------------

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

         Subsequently, as a result of the sale on June 30, 1998 of 5,000 shares of Series 1998 Preferred Stock, an additional adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26, 1998 (the "Record Date") received an additional 0.02 (2 per 100 outstanding) Class A Warrants and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date received an additional 0.02 (2 per 100 outstanding) Class B Warrants and the exercise price of the Class B Warrants was reduced from $6.37 to $6.23.

(Note E) - Research and License Agreements
           -------------------------------

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

         The Company has cash equivalents and short-term investments of $3,656,359 at March 31,1999. This balance includes $870,418 of restricted investments for Promycin development expenses. Pursuant to the BI Agreement, the Company must use the BI license fee of $4.0 million exclusively for Promycin development expenses.

         The Company recorded $259,468 of Promycin development expenses as research support revenue under the agreement during the first three months of 1999. Included in the company's total current assets as of March 31, 1999 is $486,499 in receivables from BI.

Covance Agreement
-----------------

         During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. The Company has incurred estimated expenses of $210,000 for the quarter ended March 31, 1999 under this agreement which has been expensed as incurred as research and development. Included in the company's total current liabilities at March 31, 1999 are payables to Covance Development Service Corporation for $377,989.

(Note F) - Per Share Data
           --------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                     ------------------- --------------------
                                           1999                1998
------------------------------------ ------------------- --------------------
Numerator:
------------------------------------ ------------------- --------------------
     Net loss                              ($2,432,229)         ($2,506,220)
------------------------------------ ------------------- --------------------
     Preferred stock dividends
     and accretion                             (80,873)            (630,464)
------------------------------------ ------------------- --------------------
     Numerator for basic and
     diluted loss applicable
     to common shareholders
     per share                             ($2,513,102)         ($3,136,684)
    -------------------------------- ------------------- --------------------
Denominator:
------------------------------------ ------------------- --------------------
Denominator for basic and
diluted loss applicable to
common shareholders per share               14,034,943            9,891,509
------------------------------------ ------------------- --------------------
Basic and diluted loss
applicable to common
shareholders per share                          ($0.18)              ($0.32)
------------------------------------ ------------------- --------------------

         For additional disclosures regarding warrants and Class A Convertible Preferred Stock see Note C and D. These potentially dilutive securities were not included in diluted loss per share applicable to common shareholders as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note G) - Subsequent Events
           -----------------

         In April 1999, the Company consummated a private placement of the Company's Common Stock. Pursuant to the private placement, the Company issued 893,915 shares of Common Stock at a price of approximately $4.47 per share (the "Purchase Price"), for aggregate proceeds of $4,000,000.

         Subject to certain exceptions, if at any time during the twelve-month period following the closing of the private placement, the Company issues or agrees to issue any Common Stock at a price per share which is less than the Purchase Price, or if the Company issues or agrees to issue any rights, options, warrants or other securities which are directly or indirectly convertible into or exchangeable for Common Stock for a consideration per share of Common Stock deliverable upon conversion or exchange of such rights, options, warrants or other securities which is less than the Purchase Price (any such new issuance price per share being referred to as the "New Issue Price"), then the Company shall immediately thereafter issue to the investors in the private placement, on a pro rata basis, additional registered, listed shares of Common Stock such that the total number of shares of Common Stock issued pursuant to the private placement will equal at least $4,000,000 divided by the New Issue Price. The foregoing provisions will cease to be effective after the date, if any, upon which the Company completes a private placement or public offering of its Common Stock at a price per share in excess of the Purchase Price and also resulting in gross proceeds equal to or greater than $11,000,000.

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

         The Company intends to use a substantial portion of the net proceeds of its April 1999 and June 1998 private financings, the equity investment, initial payments and reimbursed cost sharing from the November 24, 1997 exclusive worldwide licensing agreement with BI to fund its plan of operations, which includes the following elements for the next 12 months:

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

         The Company currently estimates that anticipated revenues, the remaining net proceeds of its private placement in April 1999 and June 1998, the equity investment, initial payments and reimbursed cost sharing from the agreement with BI and its existing cash and equivalents will be sufficient to fund its planned operations for approximately the next 7 months. In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, the Company will sooner require additional funds. In addition, the Company will need substantial additional financing, beyond this period to fund further research and development and the Company's working capital requirements. As of March 31, 1999 the Company estimates that the amount required to fund operations for the next twelve months is at approximately $10,350,000, of which approximately $2,950,000 is subject to reimbursement under the terms of the BI collaboration agreement. However, the Company's cash requirements may vary materially from those now planned because of results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of the Company's research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         The Company received an opinion from its auditors for the fiscal year ended December 31, 1998, expressing substantial doubt as to its ability to continue as a going concern. The Company intends to address the immediate need for additional capital by raising funds through a private placement of its securities and/or sale of stock, although the Company expects to require additional financing to fund its longer-term activities and may require additional capital to fund its operations, acquisitions and new development projects.

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

Liquidity and Capital Resources
-------------------------------

         At March 31, 1999, the Company had working capital of $2,675,821. The Company's most recent principal sources of funds through March 31, 1999 have been $4,749,597 net proceeds from private financing through issuance of 5,000 shares of Series 1998 Convertible Preferred Stock, $4,000,000 from upfront technology access fees and net proceeds of $2,869,801 from the sale of 486,062 shares of common stock at a premium to the then current market price related to the BI agreement.

         In April 1999, the Company consummated a private placement of the Company's Common Stock. Pursuant to the private placement, the Company issued 893,915 shares of Common Stock at a price of approximately $4.47 per share (the "Purchase Price"), for aggregate proceeds of $4,000,000.

         The Company used the proceeds of its initial public offering to repay a previous bridge financing and used the remaining funds and the proceeds of its sales of convertible preferred stock to implement its business plan, which included hiring of additional personnel; capital expenditures for the purchase of equipment, principally for laboratory facilities; costs of research and development; payment of license fees due under sponsored research agreements; and grants to Yale University to fund certain research. During the twelve months ending December 31, 1999, the Company will be required to make payments of an aggregate of $693,171 to Yale University under sponsored research and license agreements.

         The Company requires substantial new revenues and other sources of capital in order to meet such budgeted expenditures and to continue its operations beyond the current year. The Company is seeking to enter into one or more significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the substantial revenues and financing. The Company has entered into discussions with several major pharmaceutical companies concerning such strategic alliances, but there can be no assurance that the Company will be successful in achieving such alliances, nor can the Company predict what funds might be available to it if it can achieve such an alliance. The Company will be required to seek to raise funds through additional means, including (1) sales and/or a recapitalization of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing. No assurance can be given that the Company will be successful in arranging financing through any of these alternatives.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               10.28 - Form of Severance Agreement between the Company and
                       Terrence W. Doyle, Thomas E. Klein and Thomas Mizelle.

               10.29 - Employment Agreement between the Company, Alan Kessman and PS Capital LLC.

               10.30 - Senior Executive Stock Option Plan.

         (b) Reports on Form 8-K.
             -------------------

               On April 26, 1999, the Company filed a Current Report on Form 8-K with the Commission regarding two press releases relating to a private placement of the Company's Common Stock.

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