Form 10QSB
period 1999-06-30
VION PHARMACEUTICALS INC
filed 1999-08-16
CIK 944522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

         The number of shares outstanding of the issuer's sole class of common equity, as of June 30, 1999 is: 15,567,243 shares of common stock, $.01 par value.


         Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---

BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                   ---------------      ---------------
                                                                                       June 30,           December 31,
                                                                                         1999                1998
-----------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents (includes $14,848 restricted - 1999)                 $   4,505,895        $   3,821,234
     Short-term investments (includes $1,129,886 restricted)                                  -              2,594,497
     Accounts receivable                                                                1,309,541            1,251,618
     Other current assets                                                                  64,503              107,198
                                                                                   ---------------      ---------------
        Total current assets                                                            5,879,939            7,774,547
     Property and equipment, net                                                          829,982            1,026,184
     Security deposits                                                                     58,566               51,347
     Research contract prepayments                                                        416,945              416,945
                                                                                   ---------------      ---------------
        Total assets                                                                $   7,185,432        $   9,269,023
                                                                                   ---------------      ---------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                            235,795              291,668
     Accounts payable and accrued expenses                                              2,642,285            2,437,682
                                                                                   ---------------      ---------------
        Total current liabilities                                                       2,878,080            2,729,350
     Obligation under capital leases - long term                                           83,230              180,960
                                                                                   ---------------      ---------------
        Total Liabilities                                                           $   2,961,310        $   2,910,310

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 5,000 shares                             5,012,709            4,854,505
        (redemption value $5,250,000 in 1999 and $5,125,000 in 1998)

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding:493,902 in 1999 and 616,656 in 1998
        (liquidation preference $4,939,020 in 1999; $6,167,000 in 1998)                     4,940                6,167
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued: 15,577,022 in 1999 and 13,953,046 in 1998                                 155,770              139,530
     Additional paid-in-capital                                                        56,195,006           52,024,648
     Deferred compensation                                                                (20,180)             (37,496)
     Accumulated deficit                                                              (57,074,617)         (50,628,641)
     Treasury Stock (9,779 shares at cost in 1999)                                        (49,506)                 -
                                                                                   ---------------      ---------------
                                                                                         (788,587)           1,504,208
                                                                                   ---------------      ---------------
Total liabilities and shareholders' equity                                          $   7,185,432        $   9,269,023
                                                                                   ===============      ===============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                    For The Period
                                                                                                                   From May 1, 1994
                                                        Three Months Ended                 Six Months Ended      (Inception) through
                                                     June 30,        June 30,          June 30,        June 30,         June 30,
                                                 -------------------------------   -------------------------------------------------
                                                       1999            1998              1999            1998             1999
                                                                    (Unaudited)               (Unaudited)              (Unaudited)
--------------------------------------------------------------------------------   -------------------------------------------------
Revenues:
    Contract research grants                      $   102,230       $   109,199     $   164,176       $   109,199       $   572,963
    Research support                                  855,570           147,599       1,115,038           422,441         3,985,152
    Technology license revenues                           -                 -            50,000               -           4,050,000
                                                 -------------     -------------   -------------     -------------     -------------
           Total revenues                             957,800           256,798       1,329,214           531,640         8,608,115
Operating expenses:
    Research and development                        3,976,273         2,097,510       6,324,074         4,371,032        33,817,250
    General and administrative                        695,729           459,067       1,200,330         1,090,776        10,241,156
    Nonrecurring collaboration
     restructuring fee                                    -                 -               -                 -             600,000

    Purchased research and development                    -                 -               -                 -           4,481,405
    Amortization of finance charges                       -                 -               -                 -             345,439

Interest Income                                       (66,989)         (106,191)       (127,355)         (249,065)       (1,533,543)
Interest Expense                                        9,166            15,712          20,773            34,417           181,439
                                                 -------------     -------------   -------------     -------------     -------------
    Net Loss                                      $(3,656,379)      $(2,209,300)    $(6,088,608)      $(4,715,520)     $(39,525,031)
                                                 -------------     -------------   -------------     -------------     -------------

Preferred Dividends and Accretion                 $  (276,495)      $(2,045,322)    $  (357,368)      $(2,675,786)     $(17,530,562)
                                                 -------------     -------------   -------------     -------------     -------------

Loss applicable to Common Shareholders            $(3,932,874)      $(4,254,622)    $(6,445,976)      $(7,391,306)     $(57,055,593)
                                                 -------------     -------------   -------------    --------------     -------------

Basic and diluted loss applicable to
 common shareholders per share                    $     (0.26)      $     (0.40)    $     (0.44)      $     (0.72)
                                                 -------------     -------------   -------------     -------------     -------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)                Class A           Class B
                                            Convertible       Convertible
                                          Preferred Stock   Preferred Stock       Common Stock
                                         -----------------  ---------------     -----------------
                                          Shares    Amount  Shares   Amount      Shares    Amount
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1996             1,107,028  $11,070      0    $0        8,017,961  $80,178
-----------------------------------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                        (396,988)  (3,970)                    1,102,757   11,028

Class A convertible preferred
   stock dividend                           47,592      476

Issuance of Class B convertible
   preferred stock                                           4,850    49

Conversion of Class B convertible
   preferred stock                                            (258)   (3)          64,642      647

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

Compensation associated with stock
   option grants

Amortization of deferred compensation

Net loss
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1997               757,632   $7,576  4,592   $46        9,833,934  $98,339
-----------------------------------------------------------------------------------------------------
Conversion of Class B convertible
   preferred stock                                          (4,592)  (46)       1,205,178   12,052

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

Discount on Series 1998 convertible
   preferred stock

Series 1998 convertible preferred
   stock accretion

Common stock issued in exchange
   for cancellation of outstanding
   warrants                                                                     1,792,952   17,929

Exercise of stock options                                                          32,750      328

Exercise of warrants                                                               16,272      163

Compensation associated with stock
   option grants

Amortization of deferred compensation

Net loss
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1998               616,656   $6,167      0    $0       13,953,046 $139,530
-----------------------------------------------------------------------------------------------------

Conversion of Class A convertible
   preferred stock                        (136,744)  (1,367)                      379,851    3,799

Class A convertible preferred
   stock dividend                           13,990      140

Series 1998 convertible preferred
   stock accretion

Common stock issued in exchange
   for cancellation of outstanding
   warrants                                                                           102        1

Exercise of stock options                                                         323,812    3,238

Exercise of warrants                                                               26,296      263

Issuance of common stock                                                          893,915    8,939

Amortization of deferred compensation

Net loss
-----------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   493,902   $4,940      0    $0       15,577,022 $155,770
-----------------------------------------------------------------------------------------------------

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                          Additional                                                     Total
                                            Paid-in       Deferred     Accumulated      Treasury      Stockholders'
                                            Capital     Compensation   Deficit          Stock            Equity
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996             $38,349,072     ($106,760)   ($29,261,588)       $0            9,071,972
------------------------------------------------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                            (7,058)                                                          (0)

Class A convertible preferred
   stock dividend                            623,038                      (623,514)                             0

Issuance of Class B convertible
   preferred stock                         4,851,662                      (369,861)                     4,481,850

Conversion of Class B convertible
   preferred stock                              (644)                                                           0

Accretion of dividend payable on
   Class B convertible preferred
   stock                                     138,365                      (138,365)                             0

Extension/reissuance of underwriter
   warrants                                  168,249                                                      168,249

Exercise of warrants                              (6)                                                          (3)

Issuance of common stock                   3,463,818                                                    3,469,801

Exercise of stock options                     19,500                                                       20,000

Compensation associated with stock
   option grants                              55,643                                                       55,643

Amortization of deferred compensation                       34,632                                         34,632

Net loss                                                                (5,343,594)                    (5,343,594)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997              $47,661,639     ($72,128)   ($35,736,922)       $0           11,958,550
------------------------------------------------------------------------------------------------------------------
Conversion of Class B convertible
   preferred stock                            (12,006)                                                          0

Accretion of dividend payable on
   Class B convertible preferred
   stock                                      286,776                     (286,776)                             0

Premium on Conversion dividend on
   Class B convertible preferred
   stock                                    2,043,532                   (2,049,391)                             0

Conversion of Class A convertible
   preferred stock                             (3,111)                                                          0

Class A convertible preferred
   stock dividend                             329,206                     (329,546)                             0

Discount on Series 1998 convertible
   preferred stock                          1,597,218                   (1,597,218)                             0

Series 1998 convertible preferred
   stock accretion                                  0                     (151,119)                      (151,119)

Common stock issued in exchange
   for cancellation of outstanding
   warrants                                 8,441,442

                                           (8,502,064)                                                    (42,693)

Exercise of stock options                     119,854                                                     120,182

Exercise of warrants                           10,910                                                      11,073

Compensation associated with stock
   option grants                               51,252                                                      51,252

Amortization of deferred compensation                       34,632                                         34,632

Net loss                                                               (10,477,669)                   (10,477,669)
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998              $52,024,648     ($37,496)   ($50,628,641)       $0            1,504,208
------------------------------------------------------------------------------------------------------------------

Conversion of Class A convertible
   preferred stock                             (2,432)                                                          0

Class A convertible preferred
   stock dividend                             199,024                     (199,164)                             0

Series 1998 convertible preferred
   stock accretion                                                        (158,204)                      (158,204)

Common stock issued in exchange
   for cancellation of outstanding
   warrants                                      473                                                          474

Exercise of stock options                     49,268                                 (49,506)               3,000

Exercise of warrants                            (263)                                                           0

Issuance of common stock                   3,924,288                                                    3,933,227

Amortization of deferred compensation                       17,316                                         17,316

Net loss                                                                (6,088,608)                    (6,088,608)
------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                 $56,195,006      ($20,180)   ($57,074,617) ($49,506)            (788,587)
------------------------------------------------------------------------------------------------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                      For the period
                                                                                                     from May 1, 1994
                                                                       For the Six Months          (inception) through
                                                                         Ended June 30,                  June 30,
                                                              --------------------------------        --------------
                                                                    1999             1998                  1999
                                                                         (Unaudited)                    (Unaudited)
----------------------------------------------------------------------------------------------        --------------
Cash Flows from operating activities:
     Net loss                                                  $ (6,088,608)     $ (4,715,520)         $(39,525,031)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                            -                 -               4,481,405
          Amortization of financing costs                               -                 -                 345,439
          Depreciation and amortization                             248,950           245,936             1,200,932
         (Increase) Decrease in other current assets                (15,228)          604,850            (1,373,058)
         (Increase) Decrease in other assets                         (7,219)           (4,200)             (473,796)
          Increase (Decrease) in accounts payable and
          accrued expense                                           204,603            22,306             2,607,753
          Accretion on Class B preferred stock                          -                 -                     -
          Extension/reissuance of placement agent warrants              -                 -                 168,249
          Stock issued for services                                     -                 -                 600,417
          Stock options issued for compensation                      17,316            42,942               817,122
                                                              --------------    --------------        --------------
                 Net cash (used in) operating activities         (5,640,186)       (3,803,686)          (31,150,568)
                                                              --------------    --------------        --------------

Cash flows used for investing activities:
          Purchase of marketable securities                             -                 -             (24,707,588)
          Maturities of marketable securities                     2,594,497         3,124,725            24,707,588
          Cash portion of MelaRx acquisition                            -                 -                   4,061
          Acquisition of fixed assets                               (52,748)          (54,808)           (1,086,481)
                                                              --------------    --------------        --------------
                 Net cash provided by (used in)
                 investing activities                             2,541,749         3,069,917            (1,082,420)
                                                              --------------    --------------        --------------

Cash flows provided by financing activities:
          Initial public offering                                       -                 -               9,696,210
          Net proceeds from issuance of common stock              3,936,701           (39,189)            7,220,267
          Net proceeds from issuance of preferred stock                 -           4,738,796            20,716,288
          Repurchase of common stock                                    -                 -                    (720)
          Net proceeds from bridge financing                            -                 -               1,704,269
          Repayments of bridge financing                                -                 -              (2,000,000)
          Advances from stockholders                                    -                 -                 250,000
          Repayments to stockholders                                    -                 -                (250,000)
          Exercise of warrants                                          -               4,730                11,070
          Receipts from sale of unit purchase option                    -                 -                     250
          Repayment of equipment capital lease                     (153,603)         (150,139)             (608,751)
                                                              --------------    --------------        --------------
                 Net cash provided by (used in)
                 financing activities                             3,783,098         4,554,198            36,738,883
                                                              --------------    --------------        --------------

Net increase in cash                                                684,661         3,820,429             4,505,895
Cash and cash equivalents at beginning of period                  3,821,234         3,890,621                     0
                                                              --------------    --------------        --------------
Cash and cash equivalents at end of period                     $  4,505,895      $  7,711,050          $  4,505,895
                                                              ==============    ==============        ==============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            VION PHARMACEUTICALS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Note A) - The Company:
           -----------

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. The Company, formerly OncoRx, Inc., was incorporated in May 1993 and began operations on May 1, 1994.

         In April 1995, the Company merged into OncoRx Research Corp., a previously unaffiliated company ("Research"). The shareholders of the Company were issued shares of common and preferred stock of MelaRx Pharmaceuticals Inc. ("MelaRx"), the 100% owner of Research, in exchange for all of the outstanding shares of the Company. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering resulting in net proceeds to the Company of approximately $9,696,000.

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

         The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash, cash equivalents and short-term investments are not sufficient to allow it to continue operations through the 1999 calendar year. The Company requires other sources of capital in order to meet such budgeted expenditures and to continue its operations throughout the year. The Company is seeking to enter into significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the revenues and financing required to continue operations beyond the year end. The Company is seeking to raise funds through additional means, including (1) private and public sale of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing.

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

(Note B) - Basis of Presentation:
           ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-KSB/A Amendment No. 1 (File No. 0-26534).

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

         In conjunction with the Company's IPO, the Company granted the underwriter an option, exercisable until August 14, 2000, to purchase up to 250,000 units at $5.20 per unit, subject to adjustment.

         Commencing with its IPO, and including the gross proceeds therefrom, the Company has raised a gross amount of $37,850,000 to date, through the issuance of common and preferred stock.

Private Placement of Class A Convertible Preferred Stock
--------------------------------------------------------

         On May 22, 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued to the placement agent warrants, exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $623,514 in 1997, $329,546 in 1998 and $199,164 in 1999.
The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issue contains a provision for a 15% one time dividend payable in additional Class A Preferred Stock if the Company redeems the issue within 3 years. In the event that the closing bid price of the Company's common stock exceeds $10.3125 for 20 trading days in any 30 trading day period, the Company can redeem the Class A Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 493,902 outstanding shares of the Company's Class A Preferred Stock were thusly redeemed, their redemption value would be $4,939,020. The issuance of the Class A Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. The Company cannot pay cash dividends on common stock without the consent of a majority of holders of the class A Preferred Stock.

Private Placement of Class B Convertible Preferred Stock:
---------------------------------------------------------

         On August 20, 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Preferred Stock are convertible into shares of common stock including an accretion of 8% per annum. For the three and six-month periods ended June 30, 1998 the Class B accretion totaled $142,386 and $263,548, respectively. Shares of the Class B Preferred Stock were also be eligible, under certain circumstances, to receive dividends paid in Class C Preferred Stock. The Class C Preferred Stock was convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends. Conversions of Class B preferred Stock in the three and six month periods ended June 30, 1998 resulted in additional dividends of Class C preferred stock representing 21,386 and 177,036 shares of common stock valued at $101,707 and $611,009, respectively. These dividends and the Class B accretion were recorded as a charge against accumulated deficit, with a corresponding increase to additional paid-in capital for the period ending June 30, 1998. These dividends and accretion have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. On August 11, 1998, the Company reached agreement with each of the holders of its Class B Preferred Stock that the holders would convert all of the outstanding shares of Class B Preferred Stock into an aggregate of 867,806 shares of common stock.

Private Placement of 5% Convertible Preferred Stock Series 1998
---------------------------------------------------------------

         On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4,703,386. The shares of Series 1998 Preferred Stock accrue dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock is convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. Dividends other than non-cash dividends paid in-kind with respect to other classes or series of preferred stock require consent of two-thirds majority interest of the holders of Series 1998 Preferred Stock. The

Series 1998 Preferred Stock is mandatorily redeemable at $1,000 per share plus dividends on June 30, 2003. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants (see Note E).

Private Placement of Common Stock - April 1999
----------------------------------------------

         In April 1999, the Company consummated a private placement of the Company's common stock. Pursuant to the private placement, the Company issued 893,915 shares of common tock at a price of approximately $4.47 per share (the "Purchase Price"), for aggregate proceeds of approximately $4,000,000.

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

(Note D) - Warrant Exchange Offer
           ----------------------

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

(Note F) - Research and License Agreements
           -------------------------------

Boehringer Ingelheim Agreement
------------------------------

         On November 24, 1997, the Company and Boehringer Ingelheim International GmbH of Germany ("BI") entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R) (porfiromycin), an anticancer cell therapeutic. The agreement provides the Company with exclusive co-promotion rights to Promycin in the United States and Canada. BI will have exclusive worldwide rights to market and sell Promycin outside the United States and Canada. The Company is responsible for the manufacturing and supply of Promycin worldwide.

         In exchange for these rights, the Company received $4,000,000 in technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI has also reimbursed the Company for certain initial development costs to date and will share in future worldwide development costs.

         The Company has cash equivalents and short-term investments of $4,505,895 at June 30, 1999. This balance includes $14,848 of restricted investments for future Promycin development expenses from the original $4,000,000 received in 1997 from BI. The Company recorded $1,115,038 of reimbursed Promycin development expenses as revenue during the first six months of 1999.

Covance Agreement:
------------------

         During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. The Company has incurred estimated and actual expenses of $1,578,822 for the six months ended June 30, 1999 under this agreement which has been expensed as incurred as research and development. Included in the company's total current liabilities at June 30, 1999 are payables to Covance Development Service Corporation for $1,760,034.

(Note G) - Per Share Data
           --------------

         The following table sets forth the computation of basic and diluted earnings per share:

                                         -------------------- -------------------- -------------------- --------------------
                                         Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                            June 30, 1999        June 30, 1998        June 30, 1999        June 30, 1998
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Numerator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Net loss                               ($3,656,379)         ($2,209,300)         ($6,088,608)         ($4,715,520)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Preferred dividends and accretion              (276,495)          (2,045,322)            (357,368)          (2,675,786)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Numerator for basic and diluted
     loss applicable to common
     shareholders per share                 ($3,932,874)         ($4,254,622)         ($6,445,976)         ($7,391,306)
---------------------------------------- -------------------- -------------------- -------------------- --------------------

Denominator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Denominator for basic and diluted
     loss applicable to common               14,895,158           10,612,282           14,567,169           10,251,896
     shareholders per share
---------------------------------------- -------------------- -------------------- -------------------- --------------------

Basic and diluted loss applicable to             ($0.26)              ($0.40)              ($0.44)              ($0.72)
common shareholders per share
---------------------------------------- -------------------- -------------------- -------------------- --------------------

For additional disclosures regarding warrants and Class A, B and Series 1998 Convertible Preferred Stock, see Note C, D, E and F. These potentially dilutive securities were not included in diluted loss per share applicable to common shareholders as the effect would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note H) - Small Business Innovation Research Grants
           -----------------------------------------

         On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. The Company recognized $100,000 and $316,068 of revenue on these two grants, respectively, for reimbursement of expenses incurred for the duration of the grants through June 30, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. In addition to the extension, a new twelve-month IRR grant was approved on April 7, 1999 for $374,764. As of June 30, 1999 the Company recognized $56,894 in revenues from this new grant.

(Note I) - Subsequent Events
           -----------------

         On July 27, 1999, the Company filed a registration statement with the Securities and Exchange Commission on Form S-1 relating to a proposed public offering for the sale of 3,600,000 shares of the Company's common stock, plus an additional 540,000 shares of common stock if the underwriter exercises its over-allotment option in full. At an assumed offering price of $5.375 per share and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds to the company would be approximately $17.37 million, or $20.07 million if the underwriter exercises its over-allotment option in full.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in this Form 10-QSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to: the inability to raise additional capital, the possibility that any or all of the our products or procedures are found to be ineffective or unsafe, the possibility that third parties hold proprietary rights that preclude us from marketing our products, and the possibility that third parties will market a product equivalent or superior to our product candidates.

OVERVIEW

         We are a development stage biopharmaceutical company. Our activities to date have consisted primarily of research and product development sponsored by us pursuant to two separate license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing our facilities and raising equity and debt financing. Our revenues consist of research grants, technology license fees and reimbursements for research expenses. We have generated minimal revenues from product sales and have incurred substantial operating losses from our activities.

         Our plan of operations for the next 18 months includes the following elements:

o Continue to develop and conduct internal research and development capabilities with respect to our core technologies and other product candidates which we may identify;

o Conduct Phase III clinical studies of Promycin in the United States and Europe for treatment of head and neck cancer;

o Conduct Phase I clinical studies of Triapine in the United States for safety and efficacy;

o File investigational new drug application(s) with the FDA and conduct Phase I clinical studies in the United States and Europe for the safety and selective tumor accumulation of several bacterial constructs using our TAPET delivery system;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased approximately 270% from $256,798 for the three months ended June 30, 1998 to $957,800 for the three months ended June 30, 1999. This change was primarily due to increased revenues from reimbursed development costs under our collaboration agreement with BI totaling $855,570 for the three months ended June 30, 1999.

         Research and Development. Research and development expenses increased slightly more than 90% from $2,097,510 for the three months ended June 30, 1998 to $3,976,273 for the three months ended June 30, 1999 reflecting expenses related to patient accumulation for the Promycin head and neck Phase III trial, and expenses of TAPET preclinical development. We expect research and development expenses to continue to increase in the future related to the Promycin Phase III clinical trial and commencement of a TAPET Phase I clinical trial.

         General and Administrative. General and administrative expenses increased 52% from $459,067 for the three months ended June 30, 1998 to $695,729 for the three months ended June 30, 1999. This increase was due to higher consulting fees and management bonuses for the three months ended June 30, 1999.

         Interest Income and Expense. Interest income on invested funds decreased 37% from $106,191 for the three months ended June 30, 1998 to $66,989 for the three months ended June 30, 1999. This decrease reflects the average invested balances of each period. Interest expense decreased from $15,712 for the three months ended June 30, 1998 to $9,166 for the three months ended June 30, 1999.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $2,045,322 for the three months ended June 30, 1998 to $276,495 for the three months ended June 30, 1999. The amounts included primarily represent our recording of non-cash dividends related to the issuance of our Series 1998 Redeemable Convertible Preferred Stock in 1998. The amounts for the three months ended June 30, 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. Additionally, the annual accretion of dividends related to the issuance is included in the amounts described above. Loss applicable to common shareholders decreased from $4,254,622 to $3,932,874 as a result of the net loss and the effects of the preferred dividends and accretion.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased approximately 150% from $531,640 for the six months ended June 30, 1998 to $1,329,214 for the six months ended June 30, 1999. This was due to increased revenues from reimbursed development costs under our collaboration agreement with BI totaling $1,115,038 for the six months ended June 30, 1999. In addition, reimbursements of expenses from SBIR grants on TAPET and Triapine increased from $109,199 for the six months ended June 30, 1998 to $164,176 for the six months ended June 30, 1999.

         Research and Development. Research and development expenses increased approximately 45% from $4,371,032 for the six months ended June 30, 1998 to $6,324,074 for the six months ended June 30, 1999 related to patient accumulation for the Promycin head and neck Phase III trial, and expenses of TAPET preclinical development.

         General and Administrative. General and administrative expenses increased 10% from $1,090,776 for the six months ended June 30, 1998 to $1,200,330 for the six months ended June 30, 1999. This was primarily due to increased consulting fees.

         Interest Income and Expense. Interest income on invested funds decreased 49% from $249,065 for the six months ended June 30, 1998 to $127,355 for the six months ended June 30, 1999. This decrease reflects the average invested balances of each period. Interest expense decreased from $34,417 for the six months ended June 30, 1998 to $20,773 for the six months ended June 30, 1999.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $2,675,786 for the six months ended June 30, 1998 to $357,368 for the six months ended June 30, 1999. The amounts included primarily represent our recording of non-cash dividends related to the issuance of our Series 1998 Redeemable Convertible Preferred Stock in 1998. The amounts for the six months ended June 30, 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock was entirely converted into common stock in August, 1998 so none of the dividend requirements related to this issue affect the six month period ending June 30, 1999. Additionally, the annual accretion of dividends related to the issuance of the Series 1998 Redeemable Convertible Preferred Stock is included in the amounts described above. Loss applicable to common shareholders decreased from $7,391,306 to $6,445,976 as a result of the net loss and the effects of the preferred dividends and accretion.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, we had working capital of $3,001,859. In April 1999, we consummated a private placement of our common stock. Pursuant to the private placement, we issued 893,915 shares of common stock at a price of approximately $4.47 per share, for aggregate proceeds of approximately $4,000,000.

         On July 27, 1999, we filed a registration statement with the Securities and Exchange Commission on Form S-1 relating to a proposed public offering for the sale of 3,600,000 shares of the our common stock, plus an additional 540,000 shares of common stock if the underwriter exercises its over-allotment option in full. At an assumed offering price of $5.375 per share and after deducting the underwriting discounts and commissions and estimated offering expenses payable by us, the net proceeds would be approximately $17.37 million, or $20.07 million if the underwriter exercises its over-allotment option in full.

         We currently estimate that revenues and the remaining net proceeds of our private placement in April, 1999, reimbursed cost sharing from the agreement with BI and our existing cash and equivalents will be sufficient to fund our planned operations for approximately the next 5 months. We expect to incur substantial expenditures for research and development expenses. During the next 12 months, we plan to hire seven additional employees. Failure to obtain new financing may require us to delay, renegotiate, or omit payment on our outside research funding commitments causing us to substantially curtail our operations after that point, resulting in a material adverse effect on us. However, we believe that the net proceeds from the proposed public offering of our common stock, together with existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. We cannot assure you that the proposed public offering will be successfully completed.

         We have 1,071,232 Class A Warrants outstanding and 1,308,722 Class B Warrants outstanding. Subject to adjustment, each Class A Warrant entitles the holder to purchase, at an exercise price of $4.63, and each Class B Warrant entitles the holder to purchase, at an exercise price of $6.23, one share of common stock. In addition, the exercise of a Class A Warrant entitles the holder to one Class B Warrant. The warrants are exercisable at any time after issuance through August 13, 2000. The warrants are subject to redemption by us for $.05 per warrant, upon 30 days' written notice, if the average closing bid price of the common stock exceeds $7.30 per share with respect to the Class A Warrants and $9.80 per share with respect to the Class B Warrants for a 30 consecutive business day period ending within 15 days of the date of the notice of redemption. If all such warrants are exercised, we will receive proceeds, net of any fees, of $18,797,631. However, the common stock is not currently trading, and may not trade, at the level that will trigger redemption of either class of warrants.

         In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, we will require additional funds sooner. In addition, we will need substantial additional financing beyond 2000 to fund further research and development and our working capital requirements. As of June 30, 1999 we estimate that the amount required to fund operations for the next twelve months is approximately $15,858,000, of which approximately $3,030,000 is subject to reimbursement under the terms of the BI collaboration agreement. However, our cash requirements may vary materially from those now planned because of the results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

         We received an opinion from our auditors for the fiscal year ended December 31, 1998 expressing substantial doubt as to our ability to continue as a going concern as a result of our recurring operating losses and need for substantial amounts of additional funding to continue our operations.

IMPACT OF THE YEAR 2000 ISSUE

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

         Our exposure to potential risks from the Year 2000 issue involves information technology, or IT, systems, scientific instrumentation, and laboratory facilities. We have hired an information systems administrator and have inventoried all of the software and hardware embedded in our laboratory and facilities equipment employed in our research and development programs to ascertain our Year 2000 compliance. We have not completed our assessment of our internal information systems to determine the extent of any Year 2000 problem. However, based on an initial review, we do not currently believe that we have material exposure to the Year 2000 Issue with respect to our own information systems, since our existing systems correctly define the Year 2000 or are expected to correctly define Year 2000 by December 31, 1999. In addition, we have not completed our assessment of our scientific instrumentation, and laboratory facilities to determine the extent of any Year 2000 problem. However, we maintain service agreements covering our critical instrumentation and laboratory environmental equipment. Accordingly, to the extent that these service agreements are enforceable, we do not believe that the Year 2000 presents a material exposure with regard to our critical instrumentation and laboratory environmental equipment.

         We have purchased Year 2000 upgrades to several software programs, including our accounting programs, the cost of which has not been material. To date, we have spent approximately $4,000 with respect to our Year 2000 assessment and estimate that our costs to complete our assessment, as well as any corrective measures, will be approximately $26,000. We do not expect to reach profitability on an operating basis before 2000 and therefore expect to fund all such costs from funds we have raised or expect to raise in various financings.

         We believe we will complete our review and implement contingency plans to deal with the Year 2000 issue in a timely manner. In the event that we do not implement adequate plans, our operations could be affected in several adverse ways. Failure of a scientific instrument or laboratory facility could result, among other things, in the loss of experiments that would take weeks to set up and repeat. These delays in the progress of research could have an adverse impact on our stock price and on our ability to raise capital, and the cost of repeating lost experiments cannot reasonably be estimated at this time. In addition, research delays could occur due to the impact of Year 2000 problems at major vendors, government research funding agencies, or development partners.

         We believe we maintain adequate data backup to computers used in our information systems and scientific instrumentation. We currently do not have a contingency plan in the event that we or any of our key suppliers and vendors is unable to become Year 2000 compliant. We will develop a contingency plan if we determine we or any of our key vendors or suppliers is not likely to achieve our compliance objectives.

                                     PART II

                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders of the Company held on June 17, 1999, three proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

         A vote was taken at the Annual Meeting for the election of eight Directors of the Company to hold office until the next annual Meeting of Stockholders of the Company and until their respective successors shall have been duly elected. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

PROPOSAL 1                          For              Authority Withheld
(Election of                        Nominee          From Nominee
Directors)                          -------          ------------

William R. Miller                   12,643,642       87,486

Alan Kessman                        12,643,642       87,486

Alan C. Sartorelli, Ph.D.           12,643,642       87,486

Michel C. Bergerac                  12,643,642       87,486

Frank T. Cary                       12,643,642       87,486

James L. Ferguson                   12,643,642       87,486

Michael C. Kent                     12,643,642       87,486

Walter Wriston                      12,643,642       87,486

         A vote was taken at the Annual Meeting on the proposal to amend the Amended and Restated 1993 Stock Option Plan the increase the number of shares which may be issued thereunder. The aggregate numbers of shares of common stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against, (c) abstained or (d) broker non-votes on such proposal were as follows:

PROPOSAL 2                                                     Broker
(Stock Option Plan)        For          Against    Abstain     Non-Votes
                           ---          -------    -------     ---------
                           3,650,050    575,706    81,000      8,424,372

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 1999. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock in person or by proxy which: (a) voted for, (b) voted against or (c) abstained on such proposal were as follows:

PROPOSAL 3                 For                   Against            Abstain
(Accountants)              ---                   -------            -------
                           12,671,525            30,067             29,536

         The foregoing proposals are described more fully in the Company's definitive proxy statement dated May 17, 1999, filed with the Securities and Exchange Commission pursuant to Section 14(a) of the Securities Act of 1934, as amended, and the rules and regulations promulgated thereunder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               None

         (b) Reports on Form 8-K.
             -------------------

                  On April 28, 1999, the Company filed a Current Report on Form 8-K with the Commission regarding two press releases relating to a private placement of the Company's common stock.

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



Date:  August 13, 1999