Form 10QSB
period 1999-09-30
VION PHARMACEUTICALS INC
filed 1999-11-15
CIK 944522

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

             -------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

         The number of shares outstanding of the issuer's sole class of common equity, as of November 3, 1999 is:

               18,227,326 shares of common stock, $.01 par value.
               --------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

Yes        No  X
    ---       ---
================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                          September 30,      December 31,
                                                                                              1999               1998
                                                                                           (Unaudited)
                                                                                          -------------      ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                             $  2,117,946      $  3,821,234
     Short-term investments (includes $1,129,886 restricted)                                       --           2,594,497
     Accounts receivable                                                                      1,193,348         1,251,618
     Other current assets                                                                        43,898           107,198
                                                                                           ------------      ------------
        Total current assets                                                                  3,355,192         7,774,547
     Property and equipment, net                                                                731,466         1,026,184
     Security deposits                                                                           57,532            51,347
     Research contract prepayments                                                              416,945           416,945
                                                                                           ------------      ------------
        Total assets                                                                       $  4,561,135      $  9,269,023
                                                                                           ------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Obligation under capital leases - current                                             $    204,850      $    291,668
     Accounts payable and accrued expenses                                                    2,317,295         2,437,682
                                                                                           ------------      ------------
        Total current liabilities                                                             2,522,145         2,729,350
     Obligation under capital leases - long term                                                 32,834           180,960
                                                                                           ------------      ------------
        Total Liabilities                                                                     2,554,979         2,910,310

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 5,000 shares                                   5,090,040         4,854,505
        (redemption value $5,312,500 in 1999 and $5,125,000 in 1998)

Shareholders' equity (deficit)
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding:  486,034 in 1999 and 616,656 in 1998
        (liquidation preference $4,860,340 in 1999; $6,167,000 in 1998)                           4,861             6,167
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued: and 15,674,758 in 1999 and 13,953,046 in 1998                                   156,748           139,530
     Additional paid-in-capital                                                              56,447,214        52,024,648
     Deferred compensation                                                                      (11,522)          (37,496)
     Accumulated deficit                                                                    (59,485,026)      (50,628,641)
     Treasury Stock (35,284 shares at cost)                                                    (196,159)             --
                                                                                           ------------      ------------
                                                                                             (3,083,884)        1,504,208
                                                                                           ------------      ------------
Total liabilities and shareholders' equity (deficit)                                       $  4,561,135      $  9,269,023
                                                                                           ============      ============

   The accompanying notes are an integral part of these financial statements.

Statement of Operations

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                    For The Period
                                                                                                                   From May 1, 1994
                                                       Three Months Ended                Nine Months Ended       (Inception) through
                                                 September 30,     September 30,  September 30,     September 30,   September 30,
                                                ----------------------------------------------------------------------------------
                                                     1999              1998           1999               1998            1999
                                                          (Unaudited)                       (Unaudited)               (Unaudited)
                                                ----------------------------------------------------------------------------------
Revenues:
    Contract research grants                    $     96,704      $     89,429    $    260,880      $    198,628      $    669,667
    Research support                                 183,813           217,936       1,298,851           640,377         4,168,965
    Technology license revenues                        6,419              --            56,419              --           4,056,419
                                                ----------------------------------------------------------------------------------
           Total revenues                            286,936           307,365       1,616,150           839,005         8,895,051
Operating expenses:
    Research and development                       2,192,961         2,159,328       8,517,035         6,530,360        36,010,211
    General and administrative                       465,868           443,927       1,666,198         1,534,703        10,707,024
    Nonrecurring collaboration restructuring fee        --                --              --                --             600,000

    Purchased research and development                  --                --              --                --           4,481,405
    Amortization of finance charges                     --                --              --                --             345,439

Interest Income                                      (45,720)         (172,770)       (173,075)         (421,835)       (1,579,263)
Interest Expense                                       6,904            13,087          27,677            47,504           188,343
                                                ----------------------------------------------------------------------------------
    Net Loss                                    $ (2,333,077)     $ (2,136,207)   $ (8,421,685)     $ (6,851,727)     $(41,858,108)
                                                ----------------------------------------------------------------------------------
Preferred Dividends and Accretion               $    (77,332)     $ (1,537,170)   $   (434,700)     $ (4,212,956)     $(17,607,894)
                                                ----------------------------------------------------------------------------------
Loss applicable to Common Shareholders          $ (2,410,409)     $ (3,673,377)   $ (8,856,385)     $(11,064,683)     $(59,466,002)
                                                ----------------------------------------------------------------------------------
Basic and diluted loss applicable to
 common shareholders per share                  $      (0.16)     $      (0.27)   $      (0.59)     $      (0.98)
                                                ----------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

Statement of Changes in Shareholders' Equity

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                                    Class A                Class B
                                                                  Convertible            Convertible
                                                                Preferred Stock        Preferred Stock          Common Stock
                                                              ------------------     ------------------      ------------------
                                                              Shares      Amount     Shares      Amount      Shares      Amount
                                                            --------------------------------------------------------------------
Balance at December 31, 1996                                 1,107,028   $11,070          0          $0     8,017,961   $80,178
                                                            --------------------------------------------------------------------
Conversion of Class A convertible preferred stock             (396,988)   (3,970)                           1,102,757    11,028
Class A convertible preferred stock dividend                    47,592       476
Issuance of Class B convertible preferred stock                                       4,850          49
Conversion of Class B convertible preferred stock                                     (258)          (3)       64,642       647
Accretion of dividend payable on Class B convertible
      preferred stock
Extension/reissuance of underwriter warrants
Exercise of warrants                                                                                              238         3
Issuance of common stock                                                                                      598,336     5,983
Exercise of stock options                                                                                      50,000       500
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                            --------------------------------------------------------------------
Balance at December 31, 1997                                   757,632    $7,576      4,592         $46     9,833,934   $98,339
                                                            --------------------------------------------------------------------
Conversion of Class B convertible preferred stock                                    (4,592)        (46)    1,205,178    12,052
Accretion of dividend payable on Class B convertible
      preferred stock
Premium on Conversion dividend on class B
      convertible preferred stock                                                                             585,898     5,859
Conversion of Class A convertible preferred stock             (174,981)   (1,749)                             486,062     4,860
Class A convertible preferred stock dividend                    34,005       340
Discount on Series 1998 convertible preferred stock
Series 1998 convertible preferred stock accretion
Common stock issued in exchange for cancellation                                                            1,792,952    17,929
      of outstanding warrants
Exercise of stock options                                                                                      32,750       328
Exercise of warrants                                                                                           16,272       163
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                            --------------------------------------------------------------------
Balance at December 31, 1998                                   616,656    $6,167          0          $0    13,953,046  $139,530
                                                            --------------------------------------------------------------------
Conversion of Class A convertible preferred stock             (144,612)   (1,446)                             401,707     4,018
Class A convertible preferred stock dividend                    13,990       140
Series 1998 convertible preferred stock accretion
Common stock issued in exchange for cancellation
      of outstanding warrants                                                                                     102         1
Exercise of stock options                                                                                     399,692     3,997
Exercise of warrants                                                                                           26,296       263
Issuance of common stock                                                                                      893,915     8,939
Amortization of deferred compensation
Net loss
                                                            --------------------------------------------------------------------
Balance at September 30, 1999 (Unaudited)                      486,034    $4,861          0          $0    15,674,758  $156,748
                                                            --------------------------------------------------------------------

Statement of Changes in Shareholders' Equity (Cont.)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                     Additional                                                  Total
                                                       Paid-in         Deferred     Accumulated    Treasury   Stockholders'
                                                       Capital       Compensation     Deficit        Stock       Equity
                                                     ----------------------------------------------------------------------
Balance at December 31, 1996                         $38,349,072      ($106,760)   ($29,261,588)        $0      9,071,972
                                                     ----------------------------------------------------------------------
Conversion of Class A convertible preferred stock         (7,058)                                                      (0)
Class A convertible preferred stock dividend             623,038                       (623,514)                        0
Issuance of Class B convertible preferred stock        4,851,662                       (369,861)                4,481,850
Conversion of Class B convertible preferred stock           (644)                                                       0
Accretion of dividend payable on Class B convertible
      preferred stock                                    138,365                       (138,365)                        0
Extension/reissuance of underwriter warrants             168,249                                                  168,249
Exercise of warrants                                          (6)                                                      (3)
Issuance of common stock                               3,463,818                                                3,469,801
Exercise of stock options                                 19,500                                                   20,000
Compensation associated with stock option grants          55,643                                                   55,643
Amortization of deferred compensation                                    34,632                                    34,632
Net loss                                                                             (5,343,594)               (5,343,594)
                                                     ----------------------------------------------------------------------
Balance at December 31, 1997                         $47,661,639       ($72,128)   ($35,736,922)        $0     11,958,550
                                                     ----------------------------------------------------------------------
Conversion of Class B convertible preferred stock        (12,006)                                                       0
Accretion of dividend payable on Class B convertible
      preferred stock                                    286,776                       (286,776)                        0
Premium on Conversion dividend on class B
      convertible preferred stock                      2,043,532                     (2,049,391)                        0
Conversion of Class A convertible preferred stock         (3,111)                                                       0
Class A convertible preferred stock dividend             329,206                       (329,546)                        0
Discount on Series 1998 convertible preferred stock    1,597,218                     (1,597,218)                        0
Series 1998 convertible preferred stock accretion              0                       (151,119)                 (151,119)
Common stock issued in exchange for cancellation       8,441,442
      of outstanding warrants                         (8,502,064)                                                 (42,693)
Exercise of stock options                                119,854                                                  120,182
Exercise of warrants                                      10,910                                                   11,073
Compensation associated with stock option grants          51,252                                                   51,252
Amortization of deferred compensation                                    34,632                                    34,632
Net loss                                                                            (10,477,669)              (10,477,669)
                                                     ----------------------------------------------------------------------
Balance at December 31, 1998                         $52,024,648       ($37,496)   ($50,628,641)        $0      1,504,208
                                                     ----------------------------------------------------------------------
Conversion of Class A convertible preferred stock         (2,572)                                                       0
Class A convertible preferred stock dividend             199,024                       (199,164)                        0
Series 1998 convertible preferred stock accretion                                      (235,536)                 (235,536)
Common stock issued in exchange for cancellation
      of outstanding warrants                                473                                                      474
Exercise of stock options                                356,862                                  (196,159)       164,700
Exercise of warrants                                        (263)                                                       0
Issuance of common stock                               3,869,042                                                3,877,981
Amortization of deferred compensation                                    25,974                                    25,974
Net loss                                                                             (8,421,685)               (8,421,685)
                                                     ----------------------------------------------------------------------
Balance at September 30, 1999 (Unaudited)            $56,447,214       ($11,522)   ($59,485,026) ($196,159)    (3,083,884)
                                                     ----------------------------------------------------------------------

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                            For the period
                                                                                                           from May 1, 1994
                                                                                For the Nine Months      (inception) through
                                                                                Ended September 30,          September 30,
                                                                              1999              1998             1999
                                                                                   (Unaudited)                (Unaudited)
                                                                         ----------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                            $ (8,421,685)     $ (6,851,727)     $(41,858,108)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                     --                --           4,481,405
          Amortization of financing costs                                        --                --             345,439
          Depreciation and amortization                                       372,626           348,249         1,324,608
         (Increase) decrease in other current assets                          121,570           395,762        (1,236,260)
         (Increase) in other assets                                            (6,185)          (27,606)         (472,762)
          Increase (decrease) in accounts payable and
          accrued expenses                                                   (120,387)           32,954         2,282,763
          Extension/reissuance of placement agent warrants                       --                --             168,249
          Stock issued for services                                              --                --             600,417
          Stock options issued for compensation                                25,974            64,413           825,780
                                                                         ------------------------------------------------
                 Net cash (used in) operating activities                   (8,028,087)       (6,037,955)      (33,538,469)
                                                                         ------------------------------------------------
Cash flows provided by (used in) investing activities:
          Purchase of marketable securities                                      --                --         (24,707,588)
          Maturities of marketable securities                               2,594,497         3,599,312        24,707,588
          Cash portion of MelaRx acquisition                                     --                --               4,061
          Acquisition of fixed assets                                         (77,908)         (101,110)       (1,111,641)
                                                                         ------------------------------------------------
                 Net cash provided by (used in) investing activities        2,516,589         3,498,202        (1,107,580)
                                                                         ------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                --                --           9,696,210
          Net proceeds from issuance of common stock                        4,043,154           (39,189)        7,326,720
          Net proceeds from issuance of preferred stock                          --           4,749,597        20,716,288
          Repurchase of common stock                                             --                --                (720)
          Net proceeds from bridge financing                                     --                --           1,704,269
          Repayments of bridge financing                                         --                --          (2,000,000)
          Advances from stockholders                                             --                --             250,000
          Repayments to stockholders                                             --                --            (250,000)
          Exercise of warrants                                                   --               4,730            11,070
          Receipts from sale of unit purchase option                             --                --                 250
          Repayment of equipment capital leases                              (234,944)         (222,044)         (690,092)
                                                                         ------------------------------------------------
                 Net cash provided by financing activities                  3,808,210         4,493,094        36,763,995
                                                                         ------------------------------------------------
Net increase (decrease) in cash                                            (1,703,288)        1,953,341         2,117,946
Cash and cash equivalents at beginning of period                            3,821,234         3,890,621                 0
                                                                         ------------------------------------------------
Cash and cash equivalents at end of period                               $  2,117,946      $  5,843,962      $  2,117,946
                                                                         ================================================

   The accompanying notes are an integral part of these financial statements.

                            VION PHARMACEUTICALS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


(Note A) - The Company:
           -----------

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. The Company, formerly OncoRx, Inc., was incorporated in May 1993 and began operations on May 1, 1994.

         The accompanying financial statements are prepared assuming the Company will continue as a going concern; however, at its current and planned rate of spending, the Company's cash and cash equivalents are not sufficient to allow it to continue operations through the 2000 calendar year. Subsequent to the end of the third quarter of 1999, the Company raised approximately $11.6 million net of the underwriters' commission and expenses through a public offering of a total of 2,530,000 shares of common stock (See Note G). Nonetheless, the Company requires other sources of capital in order to meet such budgeted expenditures and to continue its operations through the year 2000. The Company is seeking to enter into significant strategic partnerships with pharmaceutical companies for the development of its core technologies, through which it would anticipate receiving some of the revenues and financing required to continue operations beyond the year end. The Company is seeking to raise funds through additional means, including (1) private and public sale of its securities; (2) spin-off, refinancing, or partial sale or disposition of its rights to certain of its non-core technologies; and (3) equipment lease financing.

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

(Note B) - Basis of Presentation:
           ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1998 on Form 10-KSB/A Amendment No. 1 (File No. 0-26534).

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

(Note D) - Research and License Agreements
           -------------------------------

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

         The Company has cash equivalents of $2,117,946 at September 30, 1999. As of September 30, 1999 this balance no longer includes any restricted investments for future Promycin development expenses from the original $4,000,000 received in 1997 from BI. The Company recorded $1,298,851 of reimbursed Promycin development expenses as revenue during the first nine months of 1999.

Covance Agreement:
------------------

         During the quarter ended June 30, 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company is contracting to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission. The Company has incurred estimated and actual expenses of $1,786,066 for the nine months ended September 30, 1999 under this agreement which has been expensed as incurred as research and development. Included in the company's total current liabilities at September 30, 1999 are payables to Covance Development Service Corporation for $1,547,419.

(Note E) - Per Share Data

         The following table sets forth the computation of basic and diluted earnings per share:

                                       -------------------- -------------------- ---------------------- ---------------------
                                       Three Months Ended   Three Months Ended     Nine Months Ended     Nine Months Ended
                                       September 30, 1999   September 30, 1998    September 30, 1999     September 30, 1998
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
Numerator:
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
   Net loss                               ($2,333,077)         ($2,136,207)          ($8,421,685)           ($6,851,727)
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
     Preferred stock dividends and
     accretion                                (77,332)          (1,537,170)             (434,700)            (4,212,956)
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
     Numerator for basic and diluted
     loss per share applicable to
     common stockholders                  ($2,410,409)         ($3,673,377)          ($8,856,385)          ($11,064,683)
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
Denominator:
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
     Denominator for basic and
     diluted loss per share applicable
     to common stockholders                15,550,930           13,514,209            14,921,896             11,347,308
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------
Basic and diluted loss per share
applicable to common stockholders              ($0.16)              ($0.27)               ($0.59)               ($0.98)
-------------------------------------- -------------------- -------------------- ---------------------- ---------------------

The warrants and Class A, B and Series 1998 Convertible Preferred Stock were not included in diluted loss per share applicable to common shareholders as the effects would be antidilutive. Under the Financial Accounting Standards Board Statement No. 128, which the Company has adopted, the dilutive effect of stock options has been excluded.

(Note F) - Small Business Innovation Research Grants
           -----------------------------------------

         On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. The Company recognized $100,000 and $316,068 of revenue on these two grants, respectively, for reimbursement of expenses incurred for the duration of the grants through September 30, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. In addition to the extension, a new twelve-month IRR grant was approved on April 7, 1999 for $374,764. As of September 30, 1999 the Company recognized $153,599 in revenues from this new grant

(Note G) - Subsequent Events
           -----------------

         On October 26, 1999 the Company commenced a public offering of 2,200,000 shares of newly issued common stock priced at $5.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 330,000 additional shares to cover over-allotments. The public offering and exercise of the underwriters' option were completed on October 29 and November 3, 1999, respectively. The Company received aggregate proceeds from the offering and exercise of the underwriters' option of approximately $11.6 million net of the underwriters' commission and underwriters' expenses. As of November 3, 1999 the Company had 18,227,325 shares of common stock outstanding.

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

o Conduct Phase I clinical studies of Triapine in the United States for safety and dosage;

o File investigational new drug application(s) with the FDA and conduct Phase I clinical studies in the United States and Europe for the safety and selective tumor accumulation of several bacterial constructs using our TAPET delivery system. During the next 12 months, we plan to hire seven additional employees;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues decreased approximately 7% from $307,365 for the three months ended September 30, 1998 to $286,936 for the three months ended September 30, 1999. This change was primarily due to a decrease in revenues from reimbursed development costs under our collaboration agreement with BI totaling $183,813 for the three months ended September 30, 1999.

         Research and Development. Research and development expenses increased slightly less than 2% from $2,159,328 for the three months ended September 30, 1998 to $2,192,961 for the three months ended September 30, 1999 reflecting expenses related to patient accumulation for the Promycin head and neck Phase III trial, and expenses of TAPET preclinical development. We expect research and development expenses to continue to increase in the future related to the Promycin Phase III clinical trial and commencement of a TAPET Phase I clinical trial.

         General and Administrative. General and administrative expenses increased 5% from $443,927 for the three months ended September 30, 1998 to $465,868 for the three months ended September 30, 1999. This increase was due to higher consulting and marketing fees for the three months ended September 30, 1999.

         Interest Income and Expense. Interest income on invested funds decreased 74% from $172,770 for the three months ended September 30, 1998 to $45,720 for the three months ended September 30, 1999. This decrease reflects the average invested balances of each period. Interest expense decreased from $13,087 for the three months ended September 30, 1998 to $6,904 for the three months ended September 30, 1999.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $1,537,170 for the three months ended September 30, 1998 to $77,332 for the three months ended September 30, 1999. The difference primarily represents our recording of non-cash dividends related to the conversion of all remaining Class B Convertible Preferred Stock on August 11, 1998. The amounts for the three months ended September 30, 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. Additionally, the annual accretion of dividends related to the issuance is included in the amounts described above. Loss applicable to common shareholders decreased from $3,673,377 to $2,410,409 as a result of the net loss and the effects of the preferred dividends and accretion.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues increased approximately 93% from $839,005 for the nine months ended September 30, 1998 to $1,616,150 for the nine months ended September 30, 1999. This was due to increased revenues from reimbursed development costs under our collaboration agreement with BI totaling $1,298,851 for the nine months ended September 30, 1999. In addition, reimbursements of expenses from SBIR grants on TAPET and Triapine increased from $198,628 for the nine months ended September 30, 1998 to $260,880 for the nine months ended September 30, 1999.

         Research and Development. Research and development expenses increased approximately 30% from $6,530,360 for the nine months ended September 30, 1998 to $8,517,035 for the nine months ended September 30, 1999 related to patient accumulation for the Promycin head and neck Phase III trial, and expenses of TAPET preclinical development.

         General and Administrative. General and administrative expenses increased 9% from $1,534,703 for the nine months ended September 30, 1998 to $1,666,198 for the nine months ended September 30, 1999. This was primarily due to increased consulting and marketing fees.

         Interest Income and Expense. Interest income on invested funds decreased 59% from $421,835 for the nine months ended September 30, 1998 to $173,075 for the nine months ended September 30, 1999. This decrease reflects the average invested balances of each period. Interest expense decreased from $47,504 for the nine months ended September 30, 1998 to $27,677 for the nine months ended September 30, 1999.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $4,212,956 for the nine months ended September 30, 1998 to $434,700 for the nine months ended Sept 30, 1999. The difference primarily represents our recording of non-cash dividends related to the issuance of our Series 1998 Redeemable Convertible Preferred Stock in the second quarter of 1998. The amounts for the nine months ended September 30, 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. The Class B Convertible Preferred Stock was entirely converted into common stock on August 11, 1998 resulting in $1,438,382 in dividend requirements related to this conversion which are included in the nine month period ending September 30, 1998. Additionally, the annual accretion of dividends related to the issuance of the Series 1998 Redeemable Convertible Preferred Stock is included in the amounts described above. Loss applicable to common shareholders decreased from $11,064,683 to $8,856,385 as a result of the net loss combined with a reduction in preferred dividends and accretion.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, we had working capital of $833,047. In April 1999, we consummated a private placement of our common stock. Pursuant to the private placement, we issued 893,915 shares of common stock at a price of approximately $4.47 per share, for aggregate proceeds of approximately $4,000,000.

         On October 26, 1999 the Company commenced a public offering of 2,200,000 shares of newly issued common stock priced at $5.00 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 330,000 additional shares to cover over-allotments. The public offering and exercise of the underwriters' option were completed on October 29 and November 3, 1999, respectively. The Company received aggregate proceeds from the offering and exercise of the underwriters' option of approximately $11.6 million net of the underwriters' commission and underwriters' expenses.

         We currently estimate that revenues and the remaining net proceeds of our private placement in April 1999, our public offering in October 1999, reimbursed cost sharing from the agreement with BI and our existing cash and cash equivalents will be sufficient to fund our planned operations for approximately the next 12 months, or until approximately November 2000. Failure to obtain new financing to cover research and development expenses beyond that point may require us to delay, renegotiate, or omit payment on our outside research funding commitments causing us to substantially curtail our operations after that point, resulting in a material adverse effect on us.

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

         In the event of delays or unexpected problems in product development, cost overruns, or other unanticipated expenses commonly associated with a company in an early stage of development, we will require additional funds sooner. In addition, we will need substantial additional financing beyond 2000 to fund further research and development and our working capital requirements. As of September 30, 1999 we estimate that the amount required to fund all operations for the next twelve months is approximately $16,118,000. This amount is net of approximately $2,689,000 of estimated reimbursements subject to the terms of the BI collaboration agreement. However, our cash requirements may vary materially from those now planned because of the results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               None

         (b) Reports on Form 8-K.
             -------------------

                  On October 14, 1999, the Company filed a Current Report on Form 8-K with the Commission regarding the resignation of a director for health reasons.


All other items of this report are inapplicable.

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



Date:  November___,1999