Form 10KSB
period 1999-12-31
VION PHARMACEUTICALS INC
filed 2000-03-30
CIK 944522

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1999

                           Commission File No. 0-26534

                           VION PHARMACEUTICALS, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

           DELAWARE                                          13-3671221
       (State or other                                    (I.R.S. Employer
        jurisdiction                                     Identification No.)
       of incorporation
       or organization)

           4 SCIENCE PARK
        NEW HAVEN, CONNECTICUT                                  06511
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The Registrant's revenues for the most recent fiscal year were:  $3,154,194.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 2000 based upon of the last sale price of such stock on that date as reported by the NASDAQ Stock Market was $396,694,569. The number of shares of the Registrant's Common Stock outstanding as of March 1, 2000 was 20,731,958.

Transitional Small Business Disclosure Format (check one):   Yes[ ]    No [X]

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

         We are a biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. Our product portfolio consists of a drug delivery platform and three cancer therapeutics. We believe that TAPET'r', our drug delivery technology, addresses one of the biggest challenges faced in treating cancer: how to effectively deliver anticancer drugs to tumors without harming normal cells. TAPET uses genetically altered strains of Salmonella bacteria as a vehicle, or vector, for delivering cancer-fighting drugs preferentially to solid tumors. We believe that TAPET's greatest potential application is the ability to continuously deliver a large variety of anticancer drugs directly to tumors while minimizing the side effects associated with current treatments.

         Promycin'r' is an anticancer cell therapeutic that is designed to improve the treatment of solid tumors by attacking the hypoxic, or oxygen-depleted, cells. Used in conjunction with radiation therapy, Promycin may improve the treatment of solid tumors by killing the poorly oxygenated cells of tumors that are not readily destroyed by radiation therapy alone. Preclinical studies have shown that Promycin, in conjunction with radiation, is effective in eradicating oxygen-depleted cells. Promycin is currently in Phase III clinical trials.

         Triapine'r' is designed to prevent the replication of tumor cells by blocking a critical step in the synthesis of DNA and, as a result, inhibit the growth and repair of cancer cells. In preclinical research, this drug has shown significant, broad-spectrum activity against a variety of cancer types.

         Sulfonyl hydrazine prodrugs represent compounds that are designed to be converted into unique, potent alkylating agents. Alkylating agents are highly effective against tumors but can also lead to toxic side effects. Sulfonyl hydrazine prodrugs reduce these toxic side effects and allow alkylating agents to be delivered safely and preferentially to tumor cells for conversion into powerful cancer-fighting drugs.

         Our product development strategy consists of two main approaches. First, we engage in product development with respect to anticancer technologies through in-house research and through collaboration with academic institutions. Second, depending on the drug market conditions and required resources, we determine the best method and or partnership to develop, and eventually market, our products. Our research and development programs are based on technologies that we license from Yale University.

OVERVIEW OF CANCER

         Cancer is the second leading cause of death in the United States, exceeded only by heart disease. Since 1990, approximately four million Americans have died from cancer. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimates that 1.2 million new cases of invasive cancer will be diagnosed in the United States in 1999 and 563,100 Americans are expected to die from cancer in 1999. We estimate that new cases of cancer in Europe and the Far East are 1.5 times the cases in the U.S., meaning the estimated worldwide incidences of new cancer are about 2.5 million. Sixty percent of new cases of cancer are expected to result in death within five years.

         Cancer is characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in almost any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous, it can spread to various sites in the body.

COMMON TREATMENT METHODS

         The three most common methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of these methods. Surgery and radiation therapy are particularly effective in patients in which the disease is localized and has not yet spread to other tissues or organs. Surgery involves the removal of the tumor and adjacent tissue. In many cases where the cancer cells have not yet spread, surgery cannot be performed because of the inaccessible location of the tumor or the danger of removing too much normal tissue along with the cancerous tissue.

         Radiation therapy involves the exposure of the tumor and surrounding tissue to ionizing radiation. The objective of radiation therapy is to kill the cancer cells with ionized molecules that are created in the parts of the body exposed to the ionizing radiation. Radiation, however, also kills or damages normal cells. Radiation therapy can have varying levels of effectiveness, and can cause patient weakness, loss of appetite, nausea and vomiting. Radiation can also result in loss of normal body functions, which may include bone marrow depression, gastrointestinal complications, kidney damage and damage to the peripheral nervous system. In some cases, radiation-induced mutations in bone marrow cells can lead to new secondary cancers, such as leukemia, years after treatment for other forms of cancer.

         Chemotherapy is the principal approach used for tumors that have spread. Chemotherapy seeks to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of drugs designed to kill cancer cells or the administration of hormone analogs to either reduce the production of, or block the action of, certain hormones that affect the growth of various tumors. Chemotherapy, however, can also result in loss of normal body functions and can result in patient weakness, loss of appetite, nausea and vomiting. In many cases, chemotherapy consists of the administration of several different drugs in combination.

RECENT ADVANCES

         In recent years, there have been significant advances in molecular biology, immunology and other related fields of biotechnology that have led to a better understanding of how malfunctioning genes can result in the formation of tumors. It is anticipated that these advances will lead to better ways to diagnose cancer and to prevent tumors from forming or becoming malignant. Other research has focused on mechanisms to efficiently deliver therapies to tumors. Ultimately, these emerging technologies may lead to genetic-based therapies aimed specifically at the genes that have malfunctioned and caused the cancer to form or spread, and to therapies that can selectively deliver agents to tumors that prevent the abnormal growth of cells.

         Most current anticancer drugs, when introduced into the system by current delivery methods, affect rapidly growing cells, both cancerous and normal, throughout the body. The result is often significant side effects that take a toll on a patient's health and can limit the amount of treatment a patient may receive. Therefore, a great need exists for new therapies and delivery strategies that preferentially deliver anticancer agents to tumors while having minimal effects on healthy, normal tissues.

         We believe that, for the foreseeable future, the principal means of combating cancer will continue to be through the surgical removal of tumors and the destruction of malignant cells through radiation therapy and chemotherapy, delivered systemically or in ways that make anticancer agents preferentially more toxic to tumors. Therefore, we intend to take a balanced approach in our research and development efforts. We will continue to develop chemically defined small molecules based upon unique cellular targets discovered through biotechnology, while also pursuing development of technologies to deliver therapeutic agents to tumors.

OUR PRODUCT DEVELOPMENT PROGRAM

         We are currently developing several products for the treatment of cancer. The table below sets forth the development status of our core product candidates as of December 31, 1999:

                                [GRAPHIC OMITTED]

         'Preclinical' indicates that the product candidate selected for development has met predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in animal and in vitro models. 'Phase I' indicates safety and proof of concept testing in a limited patient population and toxicology testing in animal models. 'Phase II' indicates safety, dosing and efficacy testing in a limited patient population. 'Phase III' indicates safety, dosing and efficacy testing in a large patient population.

DRUG DELIVERY PLATFORM:  TAPET

         TAPET is a drug delivery system that uses genetically altered strains of Salmonella bacteria as a vehicle, or vector, for delivering cancer-fighting drugs preferentially to solid tumors.

         The origin of TAPET comes from the concept that malignant melanoma has some striking similarities to normal white blood cells. Melanoma kills after spreading throughout the body and forming solid black tumors, in a process known as metastasis. Dr. David Bermudes, our director of microbiology, together with Yale researchers Dr. Brooks Low, a microbiologist, and Dr. John Pawelek, a cancer biologist, noting the similarities between melanoma and white blood cells, conducted experiments to determine whether parasites that are specific for white blood cells would be effective cancer-fighting agents. Through his experience with infectious diseases, Dr. Bermudes knew that there were a number of parasites that have evolved to attack white blood cells, especially ones known as macrophages. Working in petri dishes, he was able to show that several different parasites were able to infect human melanoma cells. Among these parasites was the bacterium Salmonella.

         The Salmonella bacteria that comprise TAPET organisms were chosen as the vector because of their ability to preferentially target and infect tumors, and to survive in both the oxygenated and low-oxygen environments found within solid tumors. In preclinical studies, after injection into the body, TAPET organisms migrated to and penetrated throughout tumors. The bacteria grew in the tumor cells at ratios in excess of 1,000:1 compared to normal tissues and multiplied throughout the entire tumor mass, thriving even within the necrotic, or the deep, oxygen-starved cells where other anticancer drugs generally do not reach. The increase in the quantity of the TAPET organisms improves their ability to inhibit tumor growth and to enable the continuous delivery of anticancer drugs to tumors. We believe that this growth occurs because the organisms utilize components of DNA and proteins found in tumors and are protected within the tumor from the body's immune system. We believe that bringing a 'drug factory' preferentially to the tumor will result in a cancer therapy that is more concentrated, more effective and less toxic to normal tissue.

         We have also genetically altered TAPET organisms to significantly reduce the serious toxicities associated with septic shock from normal Salmonella bacteria. As an additional safety measure, TAPET organisms are designed to remain fully sensitive to antibiotic therapies. Therefore, if there is an adverse reaction, the bacteria can be treated with antibiotics at any time during therapy. Preclinical studies have demonstrated these safety measures to be effective.

         We are developing a portfolio of TAPET organisms as a platform to deliver a variety of cancer-fighting drugs to tumors. Our scientists have demonstrated in animals TAPET's potential therapeutic effects on melanoma and colon, lung and breast cancer, all of which are solid tumors. If our TAPET technology proves an effective platform to deliver anticancer drugs and inhibit the growth of tumors in humans, we intend to use TAPET to deliver Vion-developed, anticancer drugs. Some of these drugs will be generic and non-proprietary, however, when combined with the TAPET system, they could result in proprietary products for us. In addition, we intend to seek multiple strategic partnerships with pharmaceutical companies to use TAPET to deliver their proprietary anticancer drugs.

         In preclinical studies, the altered Salmonella bacteria were injected into tumor-ridden mice. In these studies, administration of TAPET organisms inhibited the growth of melanoma tumors by 94% compared with untreated control animals. Additionally, the treated mice survived more than twice as long as those that did not receive TAPET treatment. Toxicological studies in four animal species suggest that TAPET can be administered safely at doses that exhibit antitumor effects in animal models.

         We received approval for an IND from the FDA and are now running Phase I intratumoral safety studies in human patients using a TAPET organism that is unarmed, or without an anticancer drug. On December 8, 1999, we announced that VNP20009, our first generation TAPET(R) bacterial vector, was administered to the first patients enrolled into Vion's Phase I intratumoral trial, which is being conducted at The Cleveland Clinic Foundation. The patients were initially monitored in the hospital and subsequently discharged. The Phase I safety trials are being conducted at the Cleveland Clinic under the direction of Ronald M. Bukowski, M.D. If successful, these safety studies will be followed by additional Phase I studies using TAPET organisms delivered intravenously, as well as an armed TAPET organism designed to manufacture and express an anticancer drug.

ANTICANCER CELL THERAPEUTICS

PROMYCIN

         Promycin is an anticancer cell therapeutic that targets oxygen-depleted cells. Used in conjunction with radiation therapy, Promycin may improve the treatment of solid tumors by killing the poorly oxygenated cells of tumors that are not easily destroyed by radiation therapy alone. The intended market for Promycin is lung, head and neck, cervical, colon, rectal and esophageal cancer.

         Hypoxic tumor cells can often constitute 1%-15% of the malignant cells contained in a tumor. Because radiation therapy requires oxygenation of the tissue in order to be effective, hypoxic cells are less susceptible to radiation therapy and tend to form a therapeutically resistant group within solid tumors. We believe that even small quantities of hypoxic cells within a tumor provide the basis for tumor cells to survive and proliferate after most of the non-hypoxic malignant cells in the tumor have been eradicated by radiation treatment. Hypoxic cells also exhibit resistance to most standard chemotherapeutic agents. Preclinical studies have shown that Promycin, in conjunction with radiation, is effective in eradicating hypoxic cells. Although we believe that one possible explanation for the failure of radiation therapy is the existence within tumors of hypoxic cells, to date, there is no direct proof on humans of this belief.

         A Phase I/II trial was conducted at Yale on a limited number of people. In this initial study, of the 21 patients treated with radiation, and, in some cases, surgery, in conjunction with Promycin for certain types of cancer of the head and neck, there was a 33% cancer-free survival rate at five years versus the clinical expectation of approximately 15% for radiation therapy alone. Based on these findings, we and Boehringer Ingelheim International GmbH of Ingelheim, Germany are conducting a Phase III trial of Promycin in patients with head and neck cancer at 42 centers worldwide. The trial is designed to determine the efficacy of Promycin as an adjunct to radiation therapy for these conditions. We have expanded our Phase III program to include additional sites in Europe and the United States. We also plan to evaluate Promycin in other tumor types.

         We have obtained an exclusive license from Yale for data from Yale's research on Promycin and the clinical studies of Promycin conducted by Yale scientists. We have received Orphan Drug status to use Promycin to treat head and neck and cervical cancer. The FDA grants Orphan Drug status for rare diseases or conditions, including many cancers. The sponsor of a drug that has obtained Orphan Drug designation and is the first to obtain approval of a marketing application for this drug is entitled to marketing exclusivity for a period of seven years for the designated indication.

         In November 1997, we entered into an exclusive worldwide licensing agreement with Boehringer Ingelheim for the development and marketing of Promycin. This agreement originally provided us with co-promotion rights to Promycin in North America. Boehringer Ingelheim also had exclusive worldwide rights to market and sell Promycin outside North America. In exchange for these rights, Boehringer Ingelheim paid us up front licensing fees and was obligated to pay development milestones and royalties on future sales of Promycin outside North America. Additionally, in connection with the licensing agreement, Boehringer Ingelheim made an equity investment in us at a premium to the then current market price.

         In December 1999 we restructured our agreement with Boehringer Ingelheim to provide Boehringer Ingelheim with full managerial and financial responsibility for the development of Promycin. In return for Boehringer Ingelheim's assumption of these development costs and responsibilities, we will receive a reduced level of milestone payments and a reduced royalty rate on future sales of Promycin. Boehringer Ingelheim was also granted worldwide marketing rights to Promycin.

TRIAPINE

         Triapine is designed to prevent the replication of tumor cells by blocking a critical step in the synthesis of DNA. If DNA is not synthesized, cells cannot replicate. Triapine has shown significant broad-spectrum activity in a variety of preclinical models involving human and mouse tumors. We plan to develop Triapine as a potential treatment for cancers such as lung, breast, colorectal, melanoma and chronic myelogenous leukemia.

         In preclinical trials, Triapine exhibited significant in vitro and in vivo activity against human ovarian cancer grafted onto another species and in mouse tumors for leukemia and lung cancer. We have rights, either by license and/or assignment under a patent with claims to compositions of matter and use of prodrug forms of Triapine as well as under a patent for a process covering the synthesis of the compounds.

         In 1998, we began Phase I human clinical testing with Triapine, investigating its use against solid tumors. We are conducting these studies at the University of Miami Hospital and the Arizona Clinical Research Center. We recently announced we have completed a Phase I single dose study of Triapine(R). The Phase I study was designed to assess Triapine's safety profile and pharmacokinetics when administered intravenously as a two-hour infusion every four weeks. Patients were treated on nine dose levels of Triapine and tolerated the treatment well. Furthermore, at the highest dose level, there were no clinically significant toxicities, and peak serum levels of Triapine exceeded the concentrations required to show activity against tumor cells, as demonstrated in preclinical studies. We expect to enroll patients into a second Phase I trial of Triapine administered daily for five days every four weeks and will initiate a Phase I study of 96-hour continuous intravenous infusion in the near future. In addition, we are developing a water soluble prodrug version of Triapine with a therapeutic half-life that is four-to-six times longer than Triapine itself. This prodrug would enable the development of injectable and oral dosage forms.

SULFONYL HYDRAZINE PRODRUGS

         Sulfonyl hydrazine prodrugs represent compounds that are designed to be converted to unique, potent alkylating agents. Alkylating agents, as a class, are reactive chemicals that are highly effective against tumors and are used to treat a variety of cancers. The interaction of alkylating agents with DNA prevents the division of the cells. These drugs, however, lack selectivity and affect many normal tissues as well as cancer cells, causing toxic side effects. Sulfonyl hydrazine alkylating agents can be converted to prodrug forms, thereby blocking the reactivity of these compounds, decreasing their toxicity and allowing them to be delivered preferentially to tumor cells for conversion into powerful cancer-fighting drugs. We are working closely with scientists at Yale to develop prodrug formulations of the sulfonyl hydrazine class. We are also investigating approaches that combine these potent cytotoxins with our TAPET technology. A cytotoxin is any substance that poisons living cells.

         We have licensed several classes of sulfonyl hydrazine prodrugs from Yale, including various prodrugs that are the subject of nine issued patents. Each of these alkylating agent prodrugs may target a unique property of a cancer cell, thereby destroying it. We are in the process of evaluating several lead candidates for development. We intend to extend our preclinical studies, which will include analytical studies, formulation and toxicological evaluation, and, if successful, we intend to file an IND.

LICENSED PRODUCT AND PRODUCT CANDIDATES

MELASYN'r'

         MELASYN is a synthetic form of melanin that dissolves readily in water. Melanin is a pigment formed by cells in the skin that gives skin its color and protects it from sun damage by absorbing ultraviolet rays. We believe that MELASYN is the first water-soluble, synthetic version of melanin, making it a novel and useful ingredient for formulation of skin care products and cosmetics. The simplicity of its manufacture allows MELASYN to be produced in commercial quantities at low cost. In addition, MELASYN blends in and conforms to a person's own skin tone without the orange color associated with most commercially available self-tanning products.

         In February 1998, we entered into an exclusive worldwide agreement for a term of three years to license our MELASYN technology to San-Mar Laboratories, a leading manufacturer of private label cosmetics and pharmaceuticals. Under the terms of this agreement, we granted an exclusive worldwide license to San-Mar for the manufacture and sale of products containing MELASYN. We will receive a royalty on products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year over an initial three-year period.

         We have also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any product candidates that we presently plan to pursue.

NOVEL NUCLEOSIDE ANALOGS

         We have licensed the development of a nucleoside analog, or synthetic molecule, known as (beta)-L-Fd4C. (beta)-L-Fd4C is an anti-viral drug capable of inhibiting the replication of the hepatitis B virus, or HBV, that has produced preclinical results superior to those of competing anti-viral drugs. We expect
(beta)-L-Fd4C to last longer and require a less frequent dosage than the current treatment, 3TC. HBV is a causative agent of both acute and chronic forms of hepatitis that affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer.

         In October 1996, the U.S. Patent and Trademark Office issued a patent to Yale covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV, and Yale has licensed to us exclusive worldwide rights to the patent including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. In February 2000 we announced that we signed a licensing agreement for
(beta)-L-Fd4C with Achillion Pharmaceuticals, a privately held biopharmaceutical company located in New Haven, that recently completed a financing and is commencing operations to develop and commercialize innovative antiviral therapies. Under the terms of the license agreement,

Achillion will fund the development of (beta)-L-Fd4C, which it intends to develop as one of its key product candidates. In return, we will receive potential milestone payments, downstream royalties and a small equity position in Achillion.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

         Yale/OncoRx Agreement. Under a license agreement with Yale, referred to as the Yale/OncoRx Agreement, Yale granted us an exclusive, non-transferable, worldwide license to make, have made, use, sell and practice various inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. This agreement also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the inventions and research, Yale will give us a first option to negotiate a commercial license for such commercial opportunities. Pursuant to this agreement, we issued to Yale 159,304 shares of our common stock, granted registration rights to Yale with respect to these shares and made a payment of $50,000. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals. In June 1997, we amended this license agreement as well as another license agreement to reduce certain amounts payable by us under such agreements. In consideration for the reduction, we issued to Yale an additional 150,000 shares of our common stock. We have agreed with Yale that we will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. In addition, Yale, at its sole option, can terminate any sublicenses that we grant.

         Subsequent to entering into the Yale/OncoRx Agreement, we paid approximately $6.0 million to fund certain research at Yale, including research in the laboratory of Dr. Yung-Chi Cheng, a member of our scientific advisory board, and of Dr. Sartorelli, one of our directors. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/OncoRx Agreement, we may be unable to utilize such technologies unless we negotiate additional license agreements.

         Yale/MelaRx Agreement. Under a research agreement with Yale, referred to as the Yale/MelaRx Agreement, Yale has agreed to perform a research program under the supervision of Dr. John W. Pawelek, while he is employed by Yale. The research program has primarily involved synthetic melanin and products designed to control the effects of ultraviolet radiation. In addition, under our TAPET program, Dr. Pawelek is conducting certain research regarding the use of a bacterial vector in connection with genetic therapy for melanoma. We have agreed to reimburse Yale for its direct and indirect costs in connection with the research program in an amount currently equal to $852,000 per year. We entered into an additional license agreement with Yale in

December 1995, under which we received a non-transferable worldwide exclusive license to three inventions relating to gene therapy for melanoma. Under this agreement, we paid Yale $100,000 and have agreed to make milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues. The term of the Yale/MelaRx Agreement ends June 30, 2001, subject to earlier termination by us if Dr. Pawelek is no longer the principal investigator.

         Under the Yale/MelaRx Agreement, we and Yale have entered into five license agreements that grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents. Each such license agreement requires us to pay to Yale royalties based on a percentage of net sales of the products covered and sub-licensing income. In addition, four of the five licenses provide that they are terminable in the event we do not exercise due diligence in commercializing the licensed technology.

COMPETITION

         Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Moreover, the biopharmaceutical industry is characterized by rapidly evolving technology that could result in the technological obsolescence of any products developed by us. We compete with specialized biopharmaceutical firms in the United States, Europe and elsewhere, as well as a growing number of large pharmaceutical companies that are applying biotechnology to their operations. Most of our competitors have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials and in obtaining regulatory approvals. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants.

         The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market. In addition, we may apply for Orphan Drug designation by the FDA for our proposed products. To the extent that a competitor of ours develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to us, we may be precluded from marketing our product for a period of seven years.

PATENTS, LICENSES AND TRADE SECRETS

         Our policy is to protect our technology by, among other means, filing patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to new developments or improvements in our technology and other specific products that we develop. We also rely on trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position.

         Pursuant to the Yale/MelaRx Agreement, we are the exclusive licensee of a number of pending patent applications relating to our TAPET platform technology which include claims for methods of diagnosing and/or treating various solid tumor cancers, including, but not limited to, melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to pending patent applications, U.S. and foreign, relating to our TAPET platform technology. In addition, we have filed six provisional patent applications related to this technology. One of the applications is co-owned with Yale, another with Memorial Sloan Kettering Cancer Center and the remaining four are exclusively owned by us. We are also the exclusive licensee of issued U.S. and foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. Of these U.S. patents and patent applications, however, only one issued patent is relevant to our MELASYN products. Patent applications relevant to the MELASYN products are pending in foreign countries.

         In connection with a collaboration with Memorial Sloan Kettering Cancer Center, we have filed a provisional patent application relating to non-invasive methods to detect solid tumors in vivo using attenuated tumor-targeted bacteria.

         In connection with the Yale/OncoRx Agreement, we are the exclusive licensee of nine issued patents relating to our sulfonyl hydrazine prodrug technology, including patents relating to treatment of trypanosomiasis and cancer and for controlling neoplastic cell growth. We are also the exclusive licensee of a number of issued and pending U.S. and foreign patent applications relating to:

o (beta)-L-Fd4C, its composition and its use for the treatment of HIV and HBV infections and their use in combination with other anti-AIDS drugs;

o the use of 3TC or mixtures containing 3TC for the treatment of HBV infection;

o        Triapine and other ribonucleotide reductase inhibitors.

         We are aware that BioChem Pharma has been granted an issued U.S. patent with claims to methods of use of a compound or a group of compounds, including 3TC, for treating HBV. We believe that the BioChem Pharma patent (as well as other BioChem Pharma patent applications and/or patents) is licensed to Glaxo Group. Under the Yale/OncoRx agreement, we have rights in a patent application with claims directed to methods for the use of 3TC or a mixture containing 3TC for treating HBV. In November 1997, we requested that the U.S. Patent and Trademark Office declare an Interference between the BioChem patent and the Vion patent application. An Interference is a legal proceeding held when more than one patent application or at least one patent application and one or more patents, owned by different parties, contain claims to the same subject matter. An Interference proceeding determines which one of the parties is entitled to a patent containing claims to the common subject matter. In November 1999 we obtained a ruling from the United States Patent and Trademark Office, Board of Patent Appeals and Interferences, granting our request for an Interference between the Vion-licensed patent application from Yale University and United States patent No. 5,532,246 assigned to BioChem Pharma, Inc. The Patent Office has designated us as the senior party of the Interference and BioChem Pharma as the junior party. As the junior party, BioChem Pharma bears the burden of proof. Both we and BioChem Pharma, however, have an opportunity to argue our positions during the Interference proceeding. Depending upon the length of an Interference proceeding, which could be reduced by a mutually agreed upon settlement, its cost to each party could be substantial. Determinations in Interference proceedings are subject to appeal in the appropriate United States federal courts.

         The BioChem Pharma patent has a filing date earlier than that of the Vion patent application. If an Interference is declared between the BioChem Pharma patent and the Vion patent application, however, we believe that we may be able to prove that we are entitled to priority of invention for claims to a method of use of 3TC and/or a mixture containing 3TC for treating HBV. However, there can be no guarantee that we will prevail and there is a substantial risk that we will not be able to prove priority and obtain a patent.

         Further, even if we were to prevail in the Interference and were to obtain a patent with claims directed to the method of use of 3TC or a mixture containing 3TC for treating HBV, we would only have the right to go to court to exclude any third party, for example, BioChem Pharma, from using 3TC or a mixture containing 3TC in a method for treating HBV. It is possible, if we were to prevail in the Interference, other parties such as BioChem Pharma might be willing to take a license for the right to use 3TC in a method for treating HBV. There can be no guarantee that we would be successful in licensing such rights at acceptable terms.

         It should be noted that even if we were to prevail in the Interference, we would not have any right to make, use, sell or import 3TC in the United States based on any patent we could obtain by prevailing in the Interference.

         In addition, we are aware that third parties, including BioChem Pharma, Glaxo Group and Emory University have filed patent applications, some of which have issued relating to 3TC, mixtures containing 3TC, and methods of preparation and use of 3TC or mixtures containing 3TC as an anti-viral drug. In fact, we are aware that both BioChem Pharma and Emory have been granted patents that have claims directed to 3TC, itself, or a group of compounds including 3TC. Accordingly, even if we had rights to an issued patent with claims to a method of use of 3TC to treat HBV, we would not be able to make, use and sell or import 3TC in the United States unless we obtained a license from one or more third parties. There can be no guarantee that we could obtain such a license or that if available, the license would be on acceptable terms.

         We have received correspondence from F. C. Gaskin, Inc. alleging that we may be infringing certain of their patents relating to melanin-containing compositions and their use. We believe this assertion has no merit.

         We or our licensors are prosecuting the patent applications related to products we license both with the U.S. Patent and Trademark Office and various foreign patent agencies, but we do not know whether any of our applications will result in the issuance of any patents or, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated for, among other things, utility, novelty, nonobviousness and enablement. The U.S. Patent and Trademark Office may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims include subject matter that is not useful, novel, nonobvious or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may attempt to provoke an interference proceeding in the U.S. Patent and Trademark Office or such a proceeding may otherwise be declared by the U.S. Patent and Trademark Office. In general, in an interference proceeding, the U.S. Patent and Trademark Office reviews the competing patents and/or patent applications to determine the validity of the competing claims, including, but not limited to, determining priority of invention. Any such determination would be subject to appeal in the appropriate United States federal courts.

         We cannot predict whether our or our competitors' patent applications will result in valid patents being issued. An issued patent is entitled to a presumption of validity. The presumption may be challenged in litigation; a court could find any patent of ours or our competitors invalid and/or unenforceable. Litigation, which could result in substantial cost to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others proprietary rights. We may participate in interference proceedings that may in the future be declared by the United States Patent and Trademark Office to determine priority of invention. Interference and/or litigation proceedings could result in substantial cost to us.

         The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents.

GOVERNMENT REGULATION

         Overview. Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our products and in our ongoing research and product development activities. All of our products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biologicals and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the FDC Act and the Public Health Service Act and regulations promulgated thereunder, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

         Drugs and Biologicals. Preclinical development of diagnostic and therapeutic drugs and biological products is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro, or cell culture, and in vivo, or animal model, testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for nonclinical studies. The results of preclinical testing are submitted to the FDA as part of an IND. The IND must become effective, informed consent must be obtained from clinical subjects, and the study must be approved by an institutional review board before human clinical trials can begin.

         Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

o        provide enough data for statistical proof of safety and efficacy;

o        compare the experimental therapy to existing therapies;

o        uncover any unexpected safety problems, such as side-effects; and

o        generate product labeling.

         In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally conducted in patients rather than in healthy volunteers.

Because these patients are already afflicted with the target disease, it is possible that such studies will provide results traditionally obtained in Phase II trials. These trials are referred to as 'Phase I/II' trials.

         The results of the preclinical and clinical testing are submitted to the FDA either as part of a new drug application, or NDA, for drugs, or a product license application, or PLA, for biologics, for approval to commence commercial distribution. For a biological, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or PLA, although approval is not assured. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of our products is approved for marketing, we will be subject to stringent post-marketing requirements.

         We also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval to market our products in foreign countries.

         Orphan Drug Designation. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an 'orphan' drug for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered that could significantly affect the Orphan Drug law. We received Orphan Drug designation for Promycin in September 1995 to treat head and neck cancer and in May 1997 received FDA approval of our request for Orphan Drug status for the use of Promycin to treat cervical cancer. We intend to seek this designation for other products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any Orphan Drug designation obtained by us.

         Drugs for Life-Threatening Illnesses. FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses. These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval. This regulatory framework also provides that if Phase I results are promising, Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing. Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required. The FDA may also seek our agreement to perform post-approval Phase IV studies, which confirm product safety and efficacy.

         The FDA has announced that the accelerated approval concept is being expanded for cancer drugs. The proposed changes are designed to speed drug approvals by requiring less extensive preapproval testing in some circumstances. Specifically, the FDA has stated that it may approve these drugs based on the use of surrogate markers. 'Partial responses,' such as a drug's effectiveness at short-term tumor shrinkage, that the FDA believes are clear indicators of therapeutic effect, would be sufficient to demonstrate efficacy for these drugs. This is in contrast to requiring the traditional 'full-endpoint' measures of improved survival or quality of life. Other provisions of the new initiatives include proactive solicitation by the FDA of expanded access filings for foreign-approved cancer drugs and greater patient representation on the FDA's Oncology Drugs Advisory Committee. Although agency officials have estimated that the changes will reduce by as much as a year the normal development time for most cancer drugs, it is uncertain whether and how these initiatives will actually be implemented by the FDA and whether they will have a significant impact on the approval process for cancer drugs.

         Environmental Matters. We are subject to environmental laws, including those promulgated by OSHA, the EPA and the NRC, that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws also impose strict liability for the costs of cleaning up, and for damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials for the investigation and remediation of environmental contamination at properties operated by us and at off-site locations where we have arranged for the disposal of hazardous substances. If it is determined that we are not in compliance with current environmental laws, we could be subject to fines and penalties. The amount of any such fines and penalties could be material.

         Our facilities have made, and will continue to make, expenditures to comply with current and future environmental laws. We anticipate that we could incur additional capital and operating costs in the future to comply with existing environmental laws and new requirements arising from new or amended statutes and regulations. In addition, because the applicable regulatory agencies have not yet promulgated final standards for some existing environmental programs, we cannot at this time reasonably estimate the cost for compliance with these additional requirements. The amount of any such compliance costs could be material. We cannot predict the impact that future regulations will impose upon our business.

EMPLOYEES

         As of December 31, 1999, we had 45 full-time employees, including 32 scientists and technicians. We plan to hire 8 additional employees over the next 12 months to support continuing progress in both research and development. Our employees are not covered by any collective bargaining agreement. Additionally, we had seven scientific consultants on a part-time basis.


ITEM 2.  PROPERTIES

         Our principal facility consists of approximately 19,000 square feet of leased laboratory and office space in New Haven, Connecticut at an annual rental of approximately $230,000. The lease expires in May 2001, with a right to renew for an additional five years.


ITEM 3.  LEGAL PROCEEDINGS

         On August 10, 1999, Swartz Investments, L.L.C. filed a lawsuit against us in the state court in Fulton County, Georgia, alleging non-payment of a placement agent fee and seeking payment of such fee in the amount of $100,000, consequential damages and interest. We believe that the allegations made in the complaint are without merit and intend to defend them vigorously. We do not believe that any ultimate liability arising out of this action, even a determination that we are liable for the full amount sought, will have a material adverse effect on our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal year 1999.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Our common stock has traded on The Nasdaq Stock MarketSM since October 25, 1999 and traded on The Nasdaq SmallCap MarketSM from April 29, 1996 until October 25, 1999, under the symbol VION. From August 14, 1995 to April 26, 1996 the Common Stock traded on The Nasdaq SmallCap MarketSM under the symbol OCRX. The following table reflects the range of high and low closing sales prices of the our common stock for each of the calendar quarters in 1998 and 1999. This information is based on closing sales prices as reported by The Nasdaq Stock MarketSM.
                               1998                        1999
                       -----------------------------------------------
                       HIGH           LOW          HIGH           LOW
                       -----         -----         -----         -----
First Quarter          4.000         2.938         7.250         4.438
Second Quarter         5.375         3.406         6.938         4.500
Third Quarter          4.266         3.000         6.000         4.063
Fourth Quarter         5.000         2.125         6.938         4.469


RECENT SALES OF UNREGISTERED SECURITIES

         The Company made no sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 1999.

HOLDERS

         At March 16, 1999 there were approximately 328 holders of record of the Company's Common Stock.

DIVIDENDS

         We have never paid any cash dividends on our shares. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. Additionally, we cannot pay cash dividends on our common stock without the consent of a majority of holders of the Class A Preferred Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We are a development stage biopharmaceutical company. Our activities to date have consisted primarily of research and product development sponsored by us pursuant to license agreements with Yale University, negotiating and obtaining other collaborative agreements, recruiting management and other personnel, securing our facilities and raising capital through equity and debt financings. Our revenues consist of research grants, technology license fees and reimbursements for research expenses. We have generated minimal revenues and have incurred substantial operating losses from our activities.

         Our plan of operations for the next 18 months includes the following elements:

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify;

o Conduct Phase I clinical studies of Triapine in the United States for safety and efficacy;

o File IND(s) with the FDA and conduct Phase I clinical studies in the United States and Europe for the safety and selective tumor accumulation of several bacterial constructs using our TAPET delivery system, and other trials depending on the results of Phase I;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

         Revenues. Our fiscal 1999 revenues increased approximately 61% to $3.15 million from $1.96 million for the year ended December 31, 1998, down from the $5.3 million recorded for the year ended December 31, 1997. The increase in 1999 was due to higher reimbursed development costs under our collaboration agreement with Boehringer Ingelheim ("BI") totaling $2.6 million for the year ended December 31, 1999. 1997 revenues outpaced 1998 and 1999 due to a $4.0 million up front technology license fee from BI. The amount of these reimbursements and fees can be expected to decrease significantly in 2000 based on new contractual arrangements with BI in which BI assumed all development costs for the drug Promycin, while continuing to pay us for certain laboratory support services. In 1999, we recorded $35,000 in laboratory support service revenue under these new arrangements for the first time. In addition, reimbursements of expenses from Small Business Innovation Research grants on TAPET and Triapine increased to $335,767 in 1999, compared to $308,787 in 1998 and $48,221 in 1997.

         Research and Development. Research and development expenses increased approximately 6% to $11.5 million for the year ended December 31, 1999 as compared to the same period in 1998. Research and development expenses increased 40% to $10.7 million in 1998 compared to $7.7 million in 1997. These increases primarily reflect expenses related to patient accumulation for the Promycin head and neck Phase III trial, patient accumulation for the Triapine Phase I clinical trial and expenses of TAPET preclinical development. Research and development costs represented 81%, 83% and 74% of total operating expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

         General and Administrative. General and administrative expenses increased 22% to $2.7 million in 1999 from $2.2 million in 1998 after decreasing 17% in 1998 from $2.6 million in 1997. The 1999 increase was primarily due to management changes and increased legal and patent fees. General and administrative expenses decreased in 1998 compared to 1997 because expenses in 1997 include investment banking expenses incurred in closing the collaboration agreement with BI. In July 1997, we amended certain licensing agreements with Yale University pursuant to which Yale agreed to reduce certain amounts payable under such agreements. As a result, in 1997 we issued additional shares of common stock to Yale and recorded a one time charge of $600,000.

         Interest Income and Expense. Interest income on invested funds decreased 44% to $301,382 in 1999 from $540,240 in 1998. Interest income in 1998 increased 57% compared to $343,911 in 1997. These changes reflect the level of invested funds during each period. Interest expense decreased 44% to $34,603 in 1999 compared to $61,553 in 1998. The interest expense for 1998 was 41% greater than 1997 interest expense of $43,666.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $4,414,050 for the year ended December 31, 1998 to $709,781 for 1999. The amounts included primarily represent our recording of non-cash dividends related to the issuance of our Series 1998 Redeemable Convertible Preferred Stock in 1998. The amounts for 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. Since the Class B Convertible Preferred Stock was entirely converted into common stock in August 1998, none of the dividend requirements relating to the conversion affect 1999. Additionally, the annual accretion of dividends related to the issuance of the Series 1998 Redeemable Convertible Preferred Stock is included in the amounts described above. Loss applicable to common shareholders decreased from $14,891,719 in 1998 to $11,478,705 in 1999 as a result of the net loss and the effects of the preferred dividends and accretion.

         In comparison, preferred dividends and accretion for 1997 include smaller non-cash charges based on the difference between the quoted market price of our common stock as of the date of issuance of preferred dividends on our Class A preferred stock and its conversion price, and a smaller non-cash charge for the difference between the conversion price of our Class B preferred stock and the quoted market price of our common stock when the Class B preferred stock was issued in August 1997. The 1997 loss applicable to common shareholders of $6,475,334 was less than 1998 as a result of the net loss and the effects of the preferred dividends and accretion.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1999, we had working capital of $9,911,176. In April 1999, we consummated a private placement of our common stock. Pursuant to the private placement, we issued 893,915 shares of common stock at a price of approximately $4.47 per share, for aggregate proceeds of approximately $4,000,000. In October 1999, we completed a public offering of 2.2 million shares of newly issued common stock priced at $5.00 per share. In addition, we granted the underwriters a 30-day option to purchase up to 330,000 additional shares to cover over-allotments, which was exercised in full. Aggregate gross proceeds from this public offering thus totaled $12,650,000.

         During the 12 months ending December 31, 2000, we will be required to make payments of an aggregate of $852,000 to Yale University under sponsored research and license agreements. In addition, in the second quarter of 2000 we anticipate fulfilling the final $200,000 installment of an unrestricted grant to Yale to fund additional research.

         On February 11, 2000, we notified registered holders of our outstanding Class A Warrants of our intention to redeem their warrants on March 13, 2000. Our Class A Warrants entitled the holder to purchase one share of Common Stock and one Class B Warrant for an exercise price of $4.63. There were approximately
1.08 million Class A Warrants outstanding at December 31, 1999. During January and February 2000, approximately 140,000 additional Class A warrants were issued in connection with the exercise of Unit Purchase Options. By the time the right of Class A warrant holders to exercise their warrants to purchase shares of Vion common stock and Class B warrants terminated on March 10, 2000, we had received net proceeds of $5.3 million from the exercise of 1.2 million Class A warrants, which includes exercises of approximately 56,000 outstanding Class A warrants prior to the redemption period. We also received approximately $650,000 from the exercise of Unit Purchase Options originally granted to underwriters in connection with our initial public offering in 1995.

         On March 27, 2000, we notified registered holders of our outstanding Class B warrants of our intention to redeem their warrants on April 27, 2000. Our Class B warrants entitle the holder to purchase, at an exercise price of $6.23, one share of common stock. From January 1 through March 13, 2000, the day we redeemed the Class A warrants the Company received net proceeds of approximately $3.7 million from the exercise of approximately 600,000 of the Class B Warrants. If all of the remaining 2.1 million Class B warrants are exercised before they can be redeemed, we will receive additional funding of approximately $12 million.

         At our present budgeted level of spending, we anticipate that our existing available capital resources and interest earned on available cash and short-term investments, together with the net proceeds of the exercise of our warrants, will be sufficient to fund our operating expenses and capital requirements through the first quarter of 2001, excluding any cash from exercise of the Class B warrants.

Forward-Looking Statements: Cautionary Factors
----------------------------------------------
         Statements included in this Form 10-KSB which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding the Company's future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to: the inability to raise additional capital, the possibility that any or all of the Company's products or procedures are found to be ineffective or unsafe, the possibility that third parties hold proprietary rights that preclude the Company from marketing its products, and the possibility that third parties will market a product equivalent or superior to the Company's product candidates.

ITEM 7.    FINANCIAL STATEMENTS

         This information appears in a separate section of this report following
Part III.

SELECTED FINANCIAL DATA

The following selected financial data for each of the five years in the period ended December 31, 1999, and for the period from May 1, 1994 (inception) through December 31, 1999 are derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                                                   FOR THE PERIOD
                                                                                                                  FROM MAY 1, 1994
                                                                                                                     (INCEPTION)
                                                                                                                  THROUGH DECEMBER
                                                  1999          1998          1997          1996          1995        31, 1999
                                              ------------  ------------  ------------  ------------  ------------  ------------
                                                                (In thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Total revenues ............................   $      3,154  $      1,956  $      5,271  $         52  $       --    $     10,433

Total operating expenses ..................         14,190        12,912        10,914         8,088         9,570        56,151

Loss from operations ......................        (11,036)      (10,956)       (5,643)       (8,036)       (9,570)      (45,718)
Net loss ..................................        (10,770)      (10,478)       (5,343)       (7,609)       (9,531)      (44,205)
Preferred dividends and accretion .........           (710)       (4,414)       (1,132)      (11,627)         --         (17,883)
                                              ------------  ------------  ------------  ------------  ------------  ------------
Loss applicable to common shareholders ....   $    (11,480) $    (14,892) $     (6,475) $    (19,236) $     (9,531) $    (62,088)
                                              ============  ============  ============  ============  ============  ============
Basic and diluted loss applicable to common
   shareholders per share .................   $      (0.74) $      (1.24) $      (0.75) $      (2.52) $      (1.59)
Weighted average number of shares of common
   stock outstanding ......................     15,543,701    11,977,121     8,670,717     7,641,546     6,007,154

BALANCE SHEET DATA:
Cash and cash equivalents .................   $     11,105  $      3,821  $      3,891  $      3,788  $      2,351
Working capital ...........................          9,911         5,045        10,678         7,938         4,337
Total assets ..............................         13,934         9,269        13,580         9,881         5,464
Redeemable preferred stock ................          5,179         4,854          --            --            --
Total shareholders' equity ................          5,853         1,504        11,959         9,072         4,963

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         Our executive officers and directors are as follows:

Name                       Age     Position
----                       ---     --------
Alan Kessman               53       President, Chief Executive Officer and Director
Terrence W. Doyle, Ph.D.   57       Vice President, Research & Development
Thomas E. Klein            50       Vice President, Finance and Chief Financial Officer
Thomas Mizelle             48       Vice President, Operations and Secretary
Bijan Almassian, Ph.D      46       Vice President, Development
Ivan King, Ph.D            44       Vice President, Biology
Mario Sznol, M.D           42       Vice President, Clinical Affairs
William R. Miller(1)       71       Chairman of the Board
Michel C. Bergerac(1)      68       Director
Frank T. Cary(1)(2)        79       Director
James L. Ferguson(2)       74       Director
Alan C. Sartorelli, Ph.D.  68       Director
Walter B. Wriston(2)       80       Director

----------------

(1) Member of the compensation committee.
(2) Member of the audit committee.

         ALAN KESSMAN has been our Chief Executive Officer since January 1999, our President since April 1999 and has been a director since October 1998. From 1983 to 1998, Mr. Kessman was Chairman, Chief Executive Officer and President of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, and its subsidiary eLottery, Inc. Mr. Kessman is a partner of PS Capital, LLC, an investment company and a director of Fastnet Corporation, an internet service provider.

         TERRENCE W. DOYLE, PH.D. has been our Vice President, Research and Development since the merger with OncoRx and served in the same capacity for OncoRx from January 1994 until the merger. Dr. Doyle was an employee of the Bristol-Myers Squibb Company from 1967 to 1993. From 1990 to 1993, Dr. Doyle was an executive director with Bristol-Myers. Dr. Doyle is the original holder of 41 U.S. patents for anti-infective, anti-inflammatory and anti-tumor drugs and the author of over 100 published research articles and abstracts on cancer chemotherapy.

         THOMAS E. KLEIN has been our Vice President, Finance and Chief Financial Officer since October 1995. From 1988 to 1994, Mr. Klein was Director of Finance and Treasurer of Novo Nordisk of North America, Inc.

         THOMAS MIZELLE has been our Vice President, Operations since the merger with OncoRx and has been our Secretary since October 1995. Prior to the merger, Mr. Mizelle was Vice President, Business Development since August 1994. From May 1990 to July 1994, Mr. Mizelle served as Senior Vice President, Vice President, Sales and Marketing and Director of Sales of Immunex Corporation.

         BIJAN ALMASSIAN, PH.D. has been our Vice President, Development since March 1997 and was named an executive officer in July 1999. From September 1995 to March 1997, Dr. Almassian was our Director of Development. From 1994 to 1995, Dr. Almassian was the Director of Pharmaceutical development at Genelabs Technologies, where he was responsible for product development of several anticancer and antiviral drugs and biologics. Before joining Genelabs, he held several scientific positions at Genzyme/Integrated Genetics, Instrumentation Laboratories and Orion Research.

         IVAN KING, PH.D. has been our Vice President, Biology since September 1995 and became an executive officer in July 1999. From 1990 to 1995, Dr. King was a Section Leader in the Department of Tumor Biology at Schering-Plough Research Institute in charge of the Cell Biology and In Vivo Biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King's first industrial position was as a Senior Research Scientist at Bristol-Myers Squibb.

         MARIO SZNOL, M.D. has been our Vice President, Clinical Affairs since September 1999 and became an executive officer in November 1999. From 1987 to 1999, Dr. Sznol worked for the National Cancer Institute, or NCI, a component of the National Institutes of Health. Most recently he was Head of the Biologics Evaluation Section, Investigational Drug Branch, Cancer Therapy Evaluation Program. From March 1997 to October 1998, he served as acting Chief of NCI's Investigational Drug Branch, Cancer Therapy Evaluation Program. Prior to joining the NCI, Dr. Sznol conducted his fellowship in Medical Oncology, Department of Neoplastic Diseases, at Mt. Sinai School of Medicine, and his residency in Internal Medicine at Baylor College of Medicine in Houston. Dr. Sznol is on the editorial advisory boards of both the Journal of the National Cancer Institute and the Journal of Immunotherapy.

         WILLIAM R. MILLER has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx Inc., which was merged into our subsidiary (then known as MelaRx Pharmaceuticals, Inc.) in April 1995. Mr. Miller is currently a director of ImClone Systems, Inc., Isis Pharmaceuticals, Inc., Transkaryotic Therapies, Inc., and Westvaco Corporation. From

1964 until 1991, Mr. Miller was employed by Bristol-Myers Squibb Company, including as Vice Chairman of the Board commencing in 1985.

         MICHEL C. BERGERAC has been a director since 1992. Mr. Bergerac has been Chairman of M.C. Bergerac & Co., Inc., an investment advisory firm, since 1985 and is a director of Tiedeman Capital. From 1974 to 1985, Mr. Bergerac was Chairman of the Board, President and Chief Executive Officer of Revlon, Inc.

         FRANK T. CARY has been a director since 1995. Mr. Cary is a director of Celgene Corporation, Cygnus, Inc. , ICOS Corporation, Lincare, Inc., Lexmark International Group, Inc. and Teltrend, Inc. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of IBM.

         JAMES L. FERGUSON has been a director since 1995. Mr. Ferguson is a director of ICOS Corporation. Mr. Ferguson was Chairman of the Board of General Foods Corporation from 1974 until 1989 and President from 1973 to 1977.

         ALAN C. SARTORELLI, PH.D. has been a director since 1995. Dr. Sartorelli has been a professor of pharmacology at Yale University School of Medicine since 1967 and Chairman of our Scientific Advisory Board since April 1995. Dr. Sartorelli was chairman of the OncoRx Scientific Advisory Board from May 1993 to April 1995 and director of Yale Comprehensive Cancer Center from 1984 to 1993.

         WALTER B. WRISTON has been a director since 1995. Mr. Wriston is a director of ICOS Corporation, York International Corporation and Cygnus, Inc. Mr. Wriston retired as Chairman and Chief Executive Officer of Citicorp and its principal subsidiary, Citibank, N.A., in 1984 after having served as Chief Executive Officer for 17 years.

         Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are elected by the board annually and serve for such period or until their earlier resignation or removal by the board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and The NASDAQ Stock Market. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based upon a review of the copies of forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 1999 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that Dr. Almassian and Dr. King, who were elected officers in 1999, failed to file Form 3 on a timely basis.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the Company's chief executive officer and former chief executive officer and each of the four other highest paid executive officers who earned over $100,000 and were serving at the end of 1999, for services in all capacities to the Company, its subsidiaries and predecessors.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                                   -------------------                         -------------------------------
                                                                                               SECURITIES
                                                                                               UNDERLYING
                                                                              OTHER ANNUAL      OPTIONS/         ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR      SALARY ($)      BONUS ($)    COMPENSATION      SARS (#)      COMPENSATION ($)
---------------------------            ----      ----------      ---------    ------------      --------      ----------------
Alan Kessman - President and Chief     1999       $391,393(2)     $152,000         (3)          980,000           $1,773(4)
Executive Officer(1)                   1998          $0           $0               (3)           20,000           $-------
                                       1997          $0           $0               (3)           ------           $-------


Terrence W. Doyle - Vice President-    1999       $191,100        $43,628          (3)           45,000           $-------
Research and Development               1998       $183,750        $27,563          (3)            9,600           $-------
                                       1997       $174,549        $38,000          (3)           ------           $-------


Thomas E. Klein - Vice President       1999       $163,800        $26,159          (3)           20,000           $-------
Finance and Chief Financial Officer    1998       $157,500        $23,625          (3)            9,600           $-------
                                       1997       $148,486        $33,000          (3)           ------           $-------


Thomas Mizelle - Vice President-       1999       $191,100        $41,206          (3)           20,000           $-------
Operations and Secretary               1998       $183,750        $27,563          (3)            9,600           $-------
                                       1997       $173,362        $38,000          (3)           ------           $-------


Bijan Almassian - Vice President -     1999       $160,760        $30,896          (3)           12,500           $-------
Development                            1998       $153,400        $23,010          (3)           12,500           $-------
                                       1997       $140,000        $21,750          (3)           25,000           $-------


Ivan King - Vice President -           1999       $152,250        $30,165          (3)           31,300           $-------
Research                               1998       $137,500        $21,750          (3)           11,000           $-------
                                       1997       $121,475        $16,600          (3)           12,500           $-------


John A. Spears -Former President       1999       $ 85,540        $0               (3)              0             $178,894(6)
and Chief Executive Officer (5)        1998       $246,750        $37,013          (3)           12,000           $-------
                                       1997       $234,557        $61,000          (3)           ------           $-------

-------------------------------

(1) We are a party to an employment agreement with Mr. Kessman. See "-Employment Agreements." Mr. Kessman became our Chief Executive Officer in January 1999 and became our President in April 1999.
(2) Includes $324,726 paid pursuant to our January 1999 employment agreement with Mr, Kessman to PS Capital, LLC, an entity of which Mr. Kessman is a member. See "-Employment Agreements."
(3) Aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the indicated person.
(4) Consists of life insurance payments of $878 and disability insurance payments of $895.
(5) We were a party to an employment agreement with Mr. Spears. See "-Employment Agreements." Mr. Spears was our Chief Executive Officer until January 1999 and our President until April 1999.
(6)  Consists of severance paid to Mr. Spears.

         The following table sets forth the grant of stock options made during the year ended December 31, 1999 to the persons named in the Summary Compensation Table:

                        OPTION GRANTS IN LAST FISCAL YEAR

                       NUMBER OF            % OF TOTAL
                       SECURITIES         OPTIONS GRANTED
                       UNDERLYING         TO EMPLOYEES IN      EXERCISE
NAME                 OPTIONS GRANTED     FISCAL  PERIOD(1)      PRICE      EXPIRATION DATE
----                 ---------------     -----------------     --------    ---------------
Alan Kessman ........        700,000           48.9%            $5.775        1/11/2009
                             120,000            8.4%            $5.25         1/11/2009
                              60,000(2)         4.2%            $5.775        1/11/2009
                              60,000(2)         4.2%            $5.25         1/11/2009
                              40,000            2.8%            $5.25         1/11/2009
Terrence W. Doyle ...         45,000            3.2%            $6.063        5/20/2009
Thomas E. Klein .....         20,000            1.4%            $6.063        5/20/2009
Thomas Mizelle ......         20,000            1.4%            $6.063        5/20/2009
Bijan Almassian .....         12,500            0.9%            $4.6875        3/4/2009
Ivan King ...........         14,000            1.0%            $4.6875        3/4/2009
                              17,300            1.2%            $6.063        5/20/2009
John A. Spears ......              0             --               --             --
---------------------

(1) Computed based on an aggregate of 1,430,375 shares issuable upon exercise of options granted to employees during the year ended December 31, 1999.
(2) Options were granted to CBK Associates, LLC an entity of which Mr. Kessman is a member.

         The following table sets forth information with respect to stock options exercised in 1999 and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                                                VALUE OF UNEXERCISED
                                                             NUMBER OF UNEXERCISED              IN-THE-MONEY OPTIONS
                                                         OPTIONS AT FISCAL YEAR-END #        AT FISCAL YEAR-END($) (1)
                                                         -----------------------------     -----------------------------
                           SHARES
                         ACQUIRED ON       VALUE
NAME                     EXERCISE(#)    REALIZED ($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                     -----------     ----------      -----------     -------------     -----------     -------------
Alan Kessman...........     19,100           $0            205,900          775,000          $195,598        $298,430
Terrence W. Doyle......      --              --             11,400           55,200          $ 24,862        $ 30,877
Thomas E. Klein........      2,400         $5,325          102,750           36,450          $223,688        $ 44,952
Thomas Mizelle.........     12,500        $62,969          123,900           42,700          $252,987        $ 60,577
Bijan Almassian........      --              --             65,625           34,375          $133,887        $ 64,935
Ivan King..............      --              --             59,000           45,800          $125,695        $ 57,667
John A. Spears.........    348,042       $1,587,906            0                0              ---              ---
-------------------------

(1) Computed based upon the difference between the closing price of the Company's Common Stock on December 31, 1999 ($6.125) and the exercise price.

EMPLOYMENT AGREEMENTS

         In October 1999, we entered into an employment agreement with Alan Kessman, our President and Chief Executive Officer. Pursuant to this agreement, which will terminate on December 31, 2003, Mr. Kessman receives a base salary of $400,000 per year and will be eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In the event Mr. Kessman's employment is terminated by us for any reason other than cause or disability, or if Mr. Kessman terminates for good reason, we are obligated to pay him the sum of two times his base salary, average annual bonus for the prior two years and continue payment of certain insurance costs on his behalf. The agreement further provides that if Mr. Kessman's employment is terminated on or after a change in control, he will be paid two and one-half times his base amount as defined in the agreement. This agreement replaced a prior agreement we entered into an agreement with Alan Kessman and PS Capital LLC, an entity of which Mr. Kessman is a member, which was effective January 11, 1999, pursuant to which Mr. Kessman served as our chief executive officer. Pursuant to the prior agreement, Mr. Kessman received a base salary of $400,000 per year. The prior agreement did not provide for any payments upon a change in control or any other severance payments. As an inducement to enter into the prior agreement, on January 11, 1999, we granted to Mr. Kessman options to purchase an aggregate of 980,000 shares of common stock. The foregoing grants consist of (1) an option to purchase 760,000 shares at an exercise price of $5.775, representing a 10% premium to the market price on the date prior to the date of grant, such option to vest 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002 and
100% on July 11, 2003 and (2) an option to purchase 220,000 shares at an exercise price of $5.25, representing the market price on the date prior to the date of grant, such option having vested in full on July 11, 1999, six months from the date of grant. The option to purchase 220,000 shares of common stock is not terminable if Mr. Kessman is no longer acting as our Chief Executive Officer.

         Effective January 16, 1998, we entered into an employment agreement with John A. Spears, then our President and Chief Executive Officer. The agreement was for a term of three years and provided for an annual base salary of $246,750. In the event of our termination of the employment agreement for any reason other than "just cause" or death, including a "change in control," we were required to pay Mr. Spears his base salary for the remaining term of the employment agreement through January 2001, subject to the obligation of Mr. Spears to mitigate damages by seeking new employment. We also had the right at any time after the first anniversary of the date of the agreement to terminate the employment agreement without cause upon ten days notice, upon payment to Mr. Spears of a single lump sum equal to one year's base salary, plus an amount equal to the average annual cash bonus paid to Mr. Spears during the prior two years. Mr. Spears was relieved of his obligations as Chief Executive Officer in January 1999 and was relieved of his obligations as President and as a director in April 1999. As a result, the employment agreement was terminated and we agreed to make bi-monthly payments to Mr. Spears in the same amounts as his base salary due pursuant to the separation and release agreement through the earlier of January 16, 2001 or the date on which Mr. Spears secures full-time employment; provided, we will receive a credit against such payments equal to 75% of any gross income earned by Mr. Spears from providing services as a part-time employee or consultant; and provided further, that Mr. Spears will receive a lump-sum payment of 40% of the balance of payments otherwise payable through January 16, 2001 if he secures full-time employment elsewhere, such amount to be payable only if we close an underwritten public offering resulting in gross proceeds to us of at least $10 million. Because Mr. Spears obtained a new position, we are no longer obligated for some these payments. We also agreed to pay Mr. Spears his 1998 bonus of $37,012.50, and Mr. Spears agreed to a lock-up provision regarding certain of the shares underlying his stock options and further agreed to a confidentiality covenant.

SEVERANCE AGREEMENTS

         Effective October 15, 1998, with respect to Thomas Mizelle, our Vice President, Operations, Terrence W. Doyle, our Vice President, Research and Development and Thomas E. Klein, our Vice President, Finance, and effective July 28, 1999 with respect to Ivan King, our Vice President Research and Bijan Almassian, our Vice President Development, we entered into severance agreements pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change in control." Specifically, if a "change in control" occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The officer would also be entitled to all payments necessary to provide him with group health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date he has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of his death, by us for cause, or by the officer other than for good reason. For purposes of the severance agreements, a "change in control" means that (1) any person or entity becomes the beneficial owner of our securities representing 30 percent or more of the combined voting power of the then outstanding securities; (2) during any period of two consecutive years, individuals who, at the beginning of such period, constitute the board, and any new director (other than a director designated by an acquiring person) whose election by the board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; or (3) our stockholders approve a merger or consolidation (other than certain recapitalizations).

COMPENSATION OF DIRECTORS

         Directors are reimbursed for expenses actually incurred in connection with each meeting of the Board of Directors or any committee thereof attended. We also pay the Chairman of the Board $4,000 per meeting of the Board attended and each other non-employee or non-consultant director $1,000 for each such meeting attended. Various directors are also entitled to automatic grants of options under our Amended and Restated 1993 Stock Option Plan.

DIRECTORS' OPTIONS

         Our Amended and Restated 1993 Stock Option Plan provides for the automatic grant of non-qualified stock options to purchase shares of common stock to our directors who are not employees or principal stockholders. Eligible directors elected after August 1995 will be granted an option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director. Further, commencing on the day immediately following the date of the annual meeting of stockholders each eligible director, other than directors who received an initial director option since the last annual meeting, will be granted an option to purchase 15,000 shares of common stock (20,000 shares in the case of the chairman of the board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the common stock on the date of grant. Director options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the board. As an inducement to enter into an employment agreement, on January 11, 1999, we granted to Mr. Kessman options to purchase an aggregate of 980,000 shares of common stock. The foregoing grants consist of (1) an option to purchase 760,000 shares at an exercise price of $5.775, representing a 10% premium to the market price on the date prior to the date of grant, such option to vest 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002 and 100% on July 11, 2003 and (2) an option to purchase 220,000 shares at an exercise price of $5.25, representing the market price on the date prior to the date of grant, such option having vested in full on July 11, 1999, six months from the date of grant. The option to purchase 220,000 shares of common stock is not terminable if Mr. Kessman is no longer acting as our Chief Executive Officer. In addition, during 1999, Messrs. Bergerac, Cary, Ferguson, Sartorelli and Wriston were each granted ten year options to purchase 15,000 shares of common stock at an exercise price of $5.063 per share and Mr. Miller was granted an option to purchase 20,000 shares on the same terms.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of March 1, 2000 (except as otherwise noted in the footnotes) regarding the beneficial ownership of our common stock and Class A preferred stock of: (1) each person known to us to beneficially own 5% or more of our outstanding common stock or Class A preferred stock; (2) each of our directors; (3) our chief executive officer and each other officer or former officer who received over $100,000 in compensation during the 1999 fiscal year; and (4) all current directors and executive officers of the Company as a group.Beneficial ownership is determined in accordance with the rules of the SEC, which attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Additionally, shares beneficially owned include shares that may be acquired pursuant to the exercise of fully vested options and warrants that are exercisable within 60 days of March 1, 2000. Except as otherwise indicated, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

                                                                                                   Percentage
                                                                    Total Number                   of Class A
                                                                    of Shares of   Percentage of    Preferred
                                                       Class A      Common Stock    Common Stock      Stock
Directors and                                         Preferred     Beneficially    Beneficially   Beneficially
Executive Officers                  Common Stock        Stock        Owned (1)         Owned          Owned
------------------                  ------------      ---------      ---------       ---------      ---------
Michel C. Bergerac ...............    42,500(2)           0             42,500           *              --

Frank T. Cary ....................    65,218(3)           0             65,218           *              --

James L. Ferguson ................    28,500(4)           0             28,500           *              --

Alan Kessman .....................   229,000(5)           0            229,000         1.1%             --

William R. Miller ................   180,656(6)           0            180,656           *              --

Alan C. Sartorelli, Ph.D. ........   392,458(7)           0            392,458         1.9%             --

Walter B. Wriston ................    60,218(8)           0             60,218           *              --

Terrence W. Doyle, Ph.D. .........   285,524(9)           0            285,524         1.4%             --

Thomas E. Klein ..................   135,084(10)          0            135,084           *              --

Thomas Mizelle ...................   158,810(11)          0            158,810           *              --

Bijan Almassian ..................    78,125(12)          0             78,125           *              --

Ivan King ........................    68,375(13)          0             68,375           *              --

John A. Spears ...................   317,863              0            317,863         1.5%             --

All directors and executive
officers as a group (13 persons).. 1,724,468(14)          0          1,724,468         8.1%             --


Other Beneficial Owners
-----------------------

Elliott Associates, L.P.
Westgate International, L.P.
Martley International, Inc.
  c/o Elliott Associates, L.P.
  712 Fifth Avenue, 36th Floor
  New York, NY  10019............. 2,969,213(15)          0          2,969,213        14.1%             --

Phoenix Partners L.P.
Morgens Waterfall Vintiadis
  Investments N.V.
Betje Partners
  c/o Morgens Waterfall Vintiadis
   & Co., Inc.
  10 East 50th Street
  New York, NY  10022.............   300,000        171,642            776,784(16)     3.7%           37.7%

Kingdon Capital Management Corp.
  152 West 57th Street, 50th Floor
  New York, NY 10019..............         0        236,110            639,861(17)     3.0%            51.9%
----------------------------------

*Less than one percent

(1)    The Class A Preferred Stock is convertible into Common Stock by dividing (i) the sum of the $10.00 per share stated value by (ii) $3.60 per share (as adjusted from time to time for certain events of dilution). As of March 1, 2000, each share of Class A Preferred Stock was convertible into 2.777777 shares of Common Stock.
(2)    Includes 12,500 shares issuable upon exercise of options.
(3)    Includes 2,500 shares issuable upon exercise of options.
(4)    Includes 22,500 shares issuable upon exercise of options.
(5)    Includes 205,900 shares issuable upon exercise of options.
(6)    Includes 2,500 shares issuable upon exercise of options.
(7)    Includes 190,874 shares beneficially owned by Dr. Sartorelli's wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also includes 3,750 shares issuable upon exercise of options.
(8)    Includes 6,250 shares issuable upon exercise of options.
(9)    Includes 86,600 shares held by Dr. Doyle's wife and children, as to which Dr. Doyle disclaims beneficial ownership. Also includes 13,800 shares issuable upon exercise of options.
(10)   Includes 111,400 shares issuable upon exercise of options. Also includes 1,199 shares of common stock held by Mr. Klein's wife and children.
(11)   Includes 138,800 shares issuable upon exercise of options. Also includes 488 shares of common stock held by Mr. Mizelle's children.
(12)   Consists of shares issuable upon exercise of options.
(13)   Consists of shares issuable upon exercise of options.
(14)   Includes 666,400 shares issuable upon exercise of options.
(15)   Beneficial ownership information is based upon data set forth in a Schedule 13D Amendment No. 4 filed with the SEC on February 22, 2000. Elliott Associates, L.P. owns 1,327,130 shares of Common Stock and beneficially owns 78,132 of the Company's Class A Warrants which are convertible into 156,264 shares of
       Common Stock. Westgate International, L.P., which has its business address at c/o Midland Bank Trust
       Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West
       Indies, owns 1,330,371 shares of Common Stock and also beneficially owns 77,724 of the Company's Class
       A Warrants which are convertible into 155,448 shares of Common Stock. Martley International, Inc. is the investment manager for Westgate International, L.P. and has shared voting and dispository power over the shares held by Westgate International, L.P. Martley International, Inc. disclaims beneficial ownership of all such shares.
(16)   Beneficial ownership information is based in part upon data set forth in a Schedule 13G Amendment No. 1 filed with the SEC on February 15, 2000. Class A Preferred Stock consists of 65,819 shares held by
       Phoenix Partners L.P., 73,964 shares held by Morgens Waterfall Vintiadis Investments N.V. and 31,859
       shares held by Betje Partners. Morgens, Waterfall, Vintiadis & Co., Inc. is deemed to beneficially own all such shares by virtue of it status as investment advisor to the foregoing entities.
(17)   Beneficial ownership information is based in part upon data set forth in a Schedule 13D Amendment No. 1 filed with the SEC on January 11, 2000. Consists of 141,664 shares held by M. Kingdon Offshore, N.V.,
       47,223 shares held by Kingdon Partners, L.P. and 47,223 shares held by Kingdon Associates, L.P. Kingdon
       Capital Management Corp. ("KCMC") is a general partner of Kingdon Partners, L.P. and Kingdon
       Associates, L.P. and is the investment advisor to M. Kingdon Offshore, N.V. KCMC disclaims beneficial ownership of all indicated shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Michael Kent, a former director, is a principal of an executive search firm that has rendered services for us. We paid the firm $60,000 for services rendered for the year ended December 31, 1999 and $120,000 for services rendered for the fiscal year ended December 31, 1998.

         We and Dr. Alan Sartorelli, one of our directors, who is affiliated with Yale University, entered into a five year consulting agreement on September 29, 1995 providing for various advisory services that is renewable for one additional year. Under the agreement, Dr. Sartorelli receives an annual fee of $48,000.

         On August 27, 1998, Elliott Associates, L.P., together with Westgate International, L.P., two of our principal stockholders, exercised their rights as holders of the 5% Convertible Preferred Stock Series 1998, to nominate a candidate for election to our board of directors. That candidate, Alan Kessman, is now our President and Chief Executive Officer, as well as a director.

         In April 1999, we completed a private placement of 893,915 shares of our common stock. 446,957 of these shares were sold to Elliott Associates, L.P. and Westgate International, L.P., two of our principal stockholders. All shares were sold at a price of approximately $4.47 per share, which was 90% of the average closing price of the common stock on the Nasdaq SmallCap Market for the 10 consecutive trading days immediately prior to April 8, 1999, for aggregate proceeds of $4,000,000.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)     Exhibits

EXHIBIT
NUMBER                               DESCRIPTION
-------        -----------------------------------------------------------------

2.1     --     Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc.,
               OncoRx Research Corp. and OncoRx, Inc. dated as of
               April 19, 1995 (1)
2.2     --     Certificate of Merger, dated April 20, 1995 (1)
3.1     --     Restated Certificate of Incorporation, as amended (2)
3.2     --     By-laws (1)
4.1     --     Form of Underwriter's Unit Purchase Option (1)
4.2     --     Form of Warrant Agreement for Class A and Class B Warrants (1)
4.3     --     Rights Agreement dated as of October 26, 1998 between Vion
               Pharmaceuticals, Inc. and American Stock Transfer & Trust Company
               (includes form of Right Certificate attached as Exhibit A and a
               Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.4     --     Revised form of Warrant Agreement by and between Vion
               Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.5     --     Form of Underwriter's Warrant (included as Exhibit A to Exhibit
               4.4 above) (4)
10.1    --     License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1)
10.2    --     Letter Agreement between Yale University and OncoRx, Inc. dated
               August 19, 1994 (1)
10.3    --     Extension Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc., dated as of July 1, 1992 (1)
10.4    --     Form of License Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc. (1)
10.5    --     Letter Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6    --     Employment Agreement between the Registrant and John A. Spears, dated as of January 16, 1995 (1)
10.7    --     Stock Option Agreement between OncoRx, Inc. and John A. Spears, dated February 2, 1995 (1)

10.8    --     Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas
               Mizelle, dated as of July 29, 1994 (1)
10.9    --     Marketing Services Agreement between MelaRx Pharmaceuticals, Inc.
               and Creative Polymers, Inc. dated as of March 21, 1994 (1)
10.10   --     Amended and Restated 1993 Stock Option Plan of the Registrant (5)
10.11   --     Lease Agreement between Science Park Development Corporation and
               Vion Pharmaceuticals, Inc., dated as of February 1, 1996 (6)
10.12   --     Option Agreement between the Registrant and PMP, Inc., dated
               April 27, 1995 (1)
10.13   --     Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995 (1)
10.14   --     Consulting and Finder's Agreement between MelaRx Pharmaceuticals,
               Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by
               Agreement dated February 17, 1995 (1)
10.15   --     Form of Indemnification Agreement (1)
10.16   --     Letter Agreement between Yale University and OncoRx, Inc.
               (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.17   --     Lease between Science Park Development Corporation and OncoRx,
               Inc. dated August 10, 1995 (7)
10.18   --     Master Lease Agreement between Citicorp Leasing, Inc. and OncoRx,
               Inc. dated September 27, 1995 (7)
10.19   --     Sale and Leaseback Agreement and Master Equipment Lease Agreement
               between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals,
               Inc. dated as of October 17, 1996 (8)
10.20   --     Clinical Development Agreement between Vion Pharmaceuticals,
               Inc., Covance Clinical Research Unit Ltd. And Covance Inc.
               (Confidential treatment has been granted with regard to certain provisions of this exhibit) (9)
10.21   --     Amendment No. 1 to License Agreement between Yale University and
               Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of
               June 12, 1997 (9)
10.22   --     Amendment No. 2 to License Agreement between Yale University and
               Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of
               June 12, 1997 (9)
10.23   --     Collaborative Development and Distribution Agreement between
               Boehringer Ingelheim International GmbH and Vion Pharmaceuticals,
               Inc. dated November 24, 1997 (Confidential treatment has been granted with regard to certain provisions of this exhibit) (6)
10.24   --     Sale and Leaseback Agreement between FINOVA Technology Finance,
               Inc. and Vion Pharmaceuticals, Inc. dated as of December
               10, 1997 (6)
10.25   --     Employment Agreement dated January 16, 1998 between Vion
               Pharmaceuticals, Inc. and John A. Spears (2)
10.26   --     License Agreement dated February 9, 1998 between Vion
               Pharmaceuticals, Inc. and San Mar Laboratories Inc. (10)
10.27   --     Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/d/a OncoRx, Inc.) dated as of
               September 25, 1998 (10)

10.28   --     Form of Severance Agreement between the Company and Terrence W.
               Doyle, Thomas E. Klein and Thomas Mizelle (11)
10.29   --     Form of Employment Agreement between the Company and Alan
               Kessman (4)
10.30   --     Senior Executive Stock Option Plan (11)
10.31   --     Separation and Release Agreement between the Company and John
               Spears, dated April 7, 1999 (4)
10.32   --     Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH
               (confidential treatment has been requested with respect to portions of this exhibit)
10.33   --     Amendment to Clinical Development Agreement between the Company and Covance Clinical Research Unit Ltd. Dated October 27, 1999
               (confidential treatment has been requested with respect to portions of this exhibit)
21.1    --     Subsidiaries of the Registrant
23.1    --     Consent of Ernst & Young LLP
24.1    --     Power of Attorney (included on signature page)
27.1    --     Financial Data Schedule

-------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(2) Incorporated by reference to the Company's Quarterly Report on form 10-QSB for the quarterly period ended June 30, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Filed No. 333-39407), effective November 4, 1997.

(6) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.

(8) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(9) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(10) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(11) Incorporated by reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.







(b)     Reports on Form 8-K.

During the final quarter of the Company's 1999 fiscal year, we filed with the SEC on October 15, 1999 a Current Report on Form 8-K regarding the resignation of Michael Kent from our Board of Directors due to health reasons.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 29, 2000                      VION PHARMACEUTICALS, INC.
       ------------------

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

SIGNATURE                             TITLE                                     DATE
---------                             -----                                     ----

/S/  WILLIAM R. MILLER                Chairman of the Board                     March 29, 2000
--------------------------
William R. Miller


/S/  ALAN KESSMAN                     Director, Chief Executive                 March 29, 2000
--------------------------            Officer (Principal Executive
Alan Kessman                          Officer)


/S/  THOMAS E. KLEIN                  Vice President--Finance and               March 29, 2000
--------------------------            Chief Financial Officer (Principal
Thomas E. Klein                       Financial and Accounting Officer)


/S/  MICHEL C. BERGERAC               Director                                  March 29, 2000
--------------------------
Michel C. Bergerac


/S/  FRANK T. CARY                    Director                                  March 29, 2000
--------------------------
Frank T. Cary


/S/  JAMES FERGUSON                   Director                                  March 29, 2000
--------------------------
James Ferguson


/S/  ALAN C. SARTORELLI               Director                                  March 29, 2000
--------------------------
Alan C. Sartorelli


/S/  WALTER B. WRISTON                Director                                  March 29, 2000
--------------------------
Walter B. Wriston


                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Audited Financial Statements

                    Three year period ended December 31, 1999



                                    CONTENTS


Report of Independent Auditors.............................................F-2

Audited Financial Statements

Balance Sheet..............................................................F-3
Statement of Operations....................................................F-4
Statement of Changes in Shareholders' Equity...............................F-5
Statement of Cash Flows....................................................F-7
Notes to Financial Statements..............................................F-8

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.


We have audited the accompanying balance sheet of Vion Pharmaceuticals, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 and the period from May 1, 1994 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and the period from May 1, 1994 (inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.




                                                       /s/ Ernst & Young LLP
                                                       -------------------------

Stamford, Connecticut
February 18, 2000, except for Note 11,
    as to which the date is March 27, 2000

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                                  Balance Sheet

                                                                                            DECEMBER 31,
                                                                                       1999            1998
                                                                                   ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $ 11,105,262    $  3,821,234
   Short-term investments (includes $1,129,886 restricted in 1998)                         --         2,594,497
   Accounts receivable                                                                1,592,583       1,251,618
   Other current assets                                                                 108,404         107,198
                                                                                   ------------    ------------
     Total current assets                                                            12,806,249       7,774,547
   Property and equipment, net                                                          659,823       1,026,184
   Security deposits                                                                     49,851          51,347
   Research contract prepayments                                                        417,882         416,945
                                                                                   ------------    ------------
     Total assets                                                                  $ 13,933,805    $  9,269,023
                                                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Obligation under capital leases - current                                       $    160,328    $    291,668
   Accounts payable and accrued expenses                                              2,734,745       2,437,682
                                                                                   ------------    ------------
     Total current liabilities                                                        2,895,073       2,729,350
   Obligation under capital leases - long term                                            6,181         180,960
                                                                                   ------------    ------------
     Total liabilities                                                                2,901,254       2,910,310

Redeemable Preferred Stock:
   5% convertible preferred stock Series 1998, $0.01 par value, authorized:
     15,000 shares; issued and outstanding: 5,000 shares at
     December 31, 1999 and 1998, (redemption value $5,387,000 and
     $5,125,000 at December 31, 1999 and 1998, respectively)                          5,179,287       4,854,505

Shareholders' equity
   Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
       Class A convertible preferred stock, $0.01 par value, authorized:
         3,500,000 shares; issued and outstanding: 498,194 and 616,656 at December 31, 1999 and 1998, respectively (liquidation
         preference $4,982,000 and $6,167,000 at December 31, 1999
         and 1998, respectively)                                                          4,982           6,167
       Class B convertible preferred stock, $0.01 par value, authorized:
         100,000 shares; issued and outstanding: none                                      --              --
       Class C convertible preferred stock, $0.01 par value, authorized:
         25,000 shares; issued and outstanding: none                                       --              --
   Common stock, $0.01 par value, authorized: 35,000,000 shares;
     issued and outstanding: 18,242,119 and 13,953,046 shares
     at December 31, 1999 and 1998, respectively                                        182,421         139,530
   Additional paid-in-capital                                                        68,012,183      52,024,648
   Deferred compensation                                                                 (2,864)        (37,496)
   Accumulated deficit                                                              (62,343,458)    (50,628,641)
                                                                                   ------------    ------------
                                                                                      5,853,264       1,504,208
                                                                                   ------------    ------------
Total liabilities and shareholders' equity                                         $ 13,933,805    $  9,269,023
                                                                                   ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Operations

                                                                                                    FOR THE
                                                                                                  PERIOD FROM
                                                                                                  MAY 1, 1994
                                                                                                  (INCEPTION)
                                                                   YEAR ENDED                       THROUGH
                                                                  DECEMBER 31,                    DECEMBER 31,
                                                      1999            1998            1997            1999
                                                  ------------    ------------    ------------    ------------
Revenues:
   Contract research grants                       $    335,767    $    308,787    $     48,221    $    744,554
   Research support                                  2,628,039       1,647,202       1,222,912       5,498,153
   Technology license revenues                         155,388            --         4,000,000       4,155,388
   Laboratory support service revenue                   35,000            --              --            35,000
                                                  ------------    ------------    ------------    ------------
     Total revenues                                  3,154,194       1,955,989       5,271,133      10,433,095
Operating expenses:
   Research and development                         11,496,649      10,709,401       7,675,486      43,471,230
   General and administrative                        2,693,248       2,202,944       2,639,486      12,079,513
   Nonrecurring collaboration restructuring fee
                                                          --              --           600,000         600,000

Interest Income                                       (301,382)       (540,240)       (343,911)     (1,707,570)
Interest Expense                                        34,603          61,553          43,666         195,269
                                                  ------------    ------------    ------------    ------------
   Net Loss                                       $(10,768,924)   $(10,477,669)   $ (5,343,594)   $(44,205,347)
                                                  ------------    ------------    ------------    ------------
Preferred stock dividends and accretion           $   (709,781)   $ (4,414,050)   $ (1,131,740)   $(17,882,975)
                                                  ------------    ------------    ------------    ------------
Loss applicable to common shareholders            $(11,478,705)   $(14,891,719)   $ (6,475,334)   $(62,088,322)
                                                  ============    ============    ============    ============
Basic and diluted loss applicable to common
   shareholders per share                         $      (0.74)   $      (1.24)   $      (0.75)
                                                  ------------    ------------    ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                  Statement of Changes in Shareholders' Equity

                                                           Class A                     Class B
                                                         Convertible                 Convertible
                                                       Preferred Stock             Preferred Stock              Common Stock
                                                  ---------------------------------------------------------------------------------
                                                    Shares        Amount        Shares        Amount        Shares        Amount
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Common stock issued for cash - July 1994                 --     $      --            --     $      --       2,693,244   $    26,932
Common stock issued for services - August 1994                                                                159,304         1,593
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1994                              --     $      --            --     $      --       2,852,548   $    28,525
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Stock options issued for compensation -
   February 1995
Reverse acquisition of MelaRx Pharmaceuticals,
   Inc. - April 1995                                                                                        2,000,000        20,000
Shares repurchased pursuant to employment
   agreements - April 1995                                                                                   (274,859)       (2,749)
Private placement of common stock - April 1995                                                                 76,349           763
Warrants issued with bridge notes - April 1995
Initial public offering of units of one
   common share, one Class A warrant and
   one Class B warrant at $4.00 per unit
   - August 1995 and September 1995                                                                         2,875,000        28,750
Issuance of common stock                                                                                        1,250            13
Receipts from sale of unit purchase option
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995                             --     $      --            --     $      --       7,530,288   $    75,302
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Issuance of Class A convertible preferred stock     1,250,000        12,500
Conversion of Class A convertible preferred stock    (164,970)       (1,650)                                  458,255         4,582
Class A convertible preferred stock dividend           21,998           220
Issuance of common stock                                                                                       29,418           294
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1996                        1,107,028   $    11,070          --     $      --       8,017,961   $    80,178
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Conversion of Class A convertible
   preferred stock                                   (396,988)       (3,970)                                1,102,757        11,028
Class A convertible preferred stock dividend           47,592           476
Issuance of Class B convertible preferred stock                                     4,850            49
Conversion of Class B convertible
   preferred stock                                                                   (258)           (3)       64,642           647
Accretion of dividend payable on Class B
   convertible preferred stock
Extension/reissuance of underwriter warrants
Exercise of warrants                                                                                              238             3
Issuance of common stock                                                                                      598,336         5,983
Exercise of stock options                                                                                      50,000           500
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1997                          757,632   $     7,576         4,592   $        46     9,833,934   $    98,339
                                                  -----------   -----------   -----------   -----------   -----------   -----------





                                                                 Additional                                  Total
                                                   Treasury       Paid-in       Deferred    Accumulated   Shareholders'
                                                     Stock        Capital     Compensation    Deficit        Equity
                                                  -----------   -----------   -----------   -----------   -----------
Common stock issued for cash - July 1994                        $      --     $      --     $   (19,877)  $     7,055
Common stock issued for services - August 1994                                                   (1,176)          417
Net loss                                                                                       (475,946)     (475,946)
                                                  -----------   -----------   -----------   -----------   -----------
Balance - December 31, 1994                                     $      --     $      --     $  (496,999)  $  (468,474)
                                                  -----------   -----------   -----------   -----------   -----------
Stock options issued for compensation -
   February 1995                                                    540,000                                   540,000
Reverse acquisition of MelaRx Pharmaceuticals,
   Inc. - April 1995                                              4,300,000                                 4,320,000
Shares repurchased pursuant to employment
   agreements - April 1995                                                                        2,029          (720)
Private placement of common stock - April 1995                      205,237                                   206,000
Warrants issued with bridge notes - April 1995                      200,000                                   200,000
Initial public offering of units of one
   common share, one Class A warrant and
   one Class B warrant at $4.00 per unit
   - August 1995 and September 1995                               9,667,460                                 9,696,210
Issuance of common stock                                                488                                       501
Receipts from sale of unit purchase option                              250                                       250
Net loss                                                                                     (9,530,535)   (9,530,535)
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1995                                    $14,913,435   $      --    $(10,025,505)  $ 4,963,232
                                                  -----------   -----------   -----------   -----------   -----------
Issuance of Class A convertible preferred stock                  22,890,075                 (11,371,523)   11,531,052
Conversion of Class A convertible preferred stock                    (2,932)                                     --
Class A convertible preferred stock dividend                        255,661                    (255,881)         --
Issuance of common stock                                            102,426                                   102,720
Compensation associated with stock option grants                    190,407      (190,407)                       --
Amortization of deferred compensation                                              83,647                      83,647
Net loss                                                                                     (7,608,679)   (7,608,679)
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1996                                    $38,349,072   $  (106,760) $(29,261,588)  $ 9,071,972
                                                  -----------   -----------   -----------   -----------   -----------
Conversion of Class A convertible
   preferred stock                                                   (7,058)                                     --
Class A convertible preferred stock dividend                        623,038                    (623,514)         --
Issuance of Class B convertible preferred stock                   4,851,662                    (369,861)    4,481,850
Conversion of Class B convertible
   preferred stock                                                     (644)                                     --
Accretion of dividend payable on Class B
   convertible preferred stock                                      138,365                    (138,365)         --
Extension/reissuance of underwriter warrants                        168,249                                   168,249
Exercise of warrants                                                     (6)                                       (3)
Issuance of common stock                                          3,463,818                                 3,469,801
Exercise of stock options                                            19,500                                    20,000
Compensation associated with stock option grants                     55,643                                    55,643
Amortization of deferred compensation                                              34,632                      34,632
Net loss                                                                                     (5,343,594)   (5,343,594)
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1997                                    $47,661,639   $   (72,128) $(35,736,922)  $11,958,550
                                                  -----------   -----------   -----------   -----------   -----------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

            Statement of Changes in Shareholders' Equity (continued)




                                                           Class A                     Class B
                                                         Convertible                 Convertible
                                                       Preferred Stock             Preferred Stock              Common Stock
                                                  ---------------------------------------------------------------------------------
                                                    Shares        Amount        Shares        Amount        Shares        Amount
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Accretion of dividend payable on Class B
   convertible preferred stock
Conversion of Class B convertible preferred stock                                  (4,592)          (46)    1,205,178        12,052
Premium on Conversion dividend on class
   B convertible preferred stock                                                                              585,898         5,859
Conversion of Class A convertible preferred stock    (174,981)       (1,749)                                  486,062         4,860
Class A convertible preferred stock dividend           34,005           340
Discount on Series 1998 convertible preferred stock
Series 1998 convertible preferred stock accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                                                     1,792,952        17,929
Exercise of stock options                                                                                      32,750           328
Exercise of warrants                                                                                           16,272           163
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998                          616,656   $     6,167         --      $     --       13,953,046   $   139,530
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Conversion of Class A convertible preferred stock    (144,612)  $    (1,446)                                  401,707   $     4,018
Class A convertible preferred stock dividend           26,150           261
Series 1998 convertible preferred stock accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                                                           102             1
Exercise of stock options                                                                                     470,886         4,709
Retirement of treasury stock                                                                                  (35,659)         (357)
Exercise of warrants                                                                                           26,296           263
Issuance of common stock                                                                                    3,425,741        34,257
Amortization of deferred compensation
Net loss
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                          498,194   $     4,982         --      $     --       18,242,119   $   182,421
                                                  ===========   ===========   ===========   ===========   ===========   ===========
















                                                                 Additional                                  Total
                                                   Treasury       Paid-in       Deferred    Accumulated   Shareholders'
                                                     Stock        Capital     Compensation    Deficit        Equity
                                                  -----------   -----------   -----------   -----------   -----------
Accretion of dividend payable on Class B
   convertible preferred stock                                      286,776                    (286,776)        --
Conversion of Class B convertible
   preferred stock                                                  (12,006)                                    --
Premium on Conversion dividend on class
   B convertible preferred stock                                  2,043,532                  (2,049,391)        --
Conversion of Class A convertible
   preferred stock                                                   (3,111)                                    --
Class A convertible preferred stock
   dividend                                                         329,206                    (329,546)        --
Discount on Series 1998 convertible
   preferred stock                                                1,597,218                  (1,597,218)        --
Series 1998 convertible preferred stock
   accretion                                                          --                       (151,119)     (151,119)
Common stock issued in exchange for
   cancellation of outstanding warrants                           8,441,442
                                                                 (8,502,064)                                  (42,693)
Exercise of stock options                                           119,854                                   120,182
Exercise of warrants                                                 10,910                                    11,073
Compensation associated with stock
   option grants                                                     51,252                                    51,252
Amortization of deferred compensation                                              34,632                      34,632
Net loss                                                                                    (10,477,669)  (10,477,669)
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998                                    $52,024,648   $   (37,496) $(50,628,641)  $ 1,504,208
                                                  -----------   -----------   -----------   -----------   -----------
Conversion of Class A convertible
   preferred stock                                              $    (2,572)                              $     --
Class A convertible preferred stock dividend                        384,738                 $  (384,999)        --
Series 1998 convertible preferred stock accretion                                              (324,782)     (324,782)
Common stock issued in exchange for
   cancellation of outstanding warrants                                 473                                       474
Exercise of stock options                         $  (196,159)      650,028                     (40,310)      418,268
Retirement of treasury stock                          196,159                                  (195,802)        --
Exercise of warrants                                                   (263)                                    --
Issuance of common stock                                         14,955,131                                14,989,388
Amortization of deferred compensation                                         $    34,632                      34,632
Net loss                                                                                    (10,768,924)  (10,768,924)
                                                  -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                      $     --      $68,012,183   $    (2,864) $(62,343,458)  $ 5,853,264
                                                  ===========   ===========   ===========   ===========   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                                                                                  FOR THE PERIOD
                                                                                                 FROM MAY 1, 1994
                                                                     FOR THE                       (INCEPTION)
                                                                    YEAR ENDED                       THROUGH
                                                                   DECEMBER 31,                    DECEMBER 31,
                                                       1999            1998            1997            1999
                                                   ------------    ------------    ------------    ------------
Cash flows from operating activities:
   Net loss                                        $(10,768,924)   $(10,477,669)   $ (5,343,594)   $(44,205,347)
   Adjustments to reconcile net loss to net cash
    used in operating activities
     Purchased research and development                    --              --              --         4,481,405
     Amortization of financing costs                       --              --              --           345,439
     Depreciation and amortization                      495,370         496,776         303,746       1,447,352
     Increase in accounts receivable and other
       current assets                                  (342,171)       (511,165)       (741,016)     (1,700,001)
     Increase (decrease) in other assets                    559         (16,453)        192,670        (466,018)
     Increase in accounts payable and accrued
       expenses                                         297,063       1,563,332         380,223       2,700,213
     Extension/reissuance of placement agent
       warrants                                            --              --           168,249         168,249
     Stock issued for services                             --              --           600,000         600,417
     Non-cash compensation                               34,632          85,884          90,275         834,438
                                                   ------------    ------------    ------------    ------------
Net cash used in operating activities               (10,283,471)     (8,859,295)     (4,349,447)    (35,793,853)
                                                   ------------    ------------    ------------    ------------
Cash flows used for investing activities:
   Purchase of marketable securities                       --        (2,498,422)     (8,121,720)    (24,707,588)
   Maturities of marketable securities                2,594,497       6,992,465       5,661,626      24,707,588
   Acquisition of fixed assets                         (129,009)       (221,280)       (299,131)     (1,162,742)
                                                   ------------    ------------    ------------    ------------
Net cash provided by (used in) investing activities   2,465,488       4,272,763      (2,759,225)     (1,162,742)
                                                   ------------    ------------    ------------    ------------
Cash flows provided by financing activities:
   Initial public offering                                 --              --              --         9,696,210
   Net proceeds from issuance of common stock        15,408,130          77,489       2,889,801      18,691,696
   Net proceeds from issuance of preferred stock           --         4,703,386       4,481,850      20,716,288
   Other financing activities, net                         --            11,073              (3)       (281,070)
   Repayment of equipment capital leases               (306,119)       (274,803)       (160,724)       (761,267)
                                                   ------------    ------------    ------------    ------------
Net cash provided by financing activities            15,102,011       4,517,145       7,210,924      48,061,857
                                                   ------------    ------------    ------------    ------------
Net (decrease) increase in cash                       7,284,028         (69,387)        102,252      11,105,262
Cash and cash equivalents at beginning of period      3,821,234       3,890,621       3,788,369            --
                                                   ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period         $ 11,105,262    $  3,821,234    $  3,890,621    $ 11,105,262
                                                   ============    ============    ============    ============

Supplemental schedule of noncash investing and financing activities:

   o Capital lease obligations of $22,899 and $593,489 were incurred for the years ended December 31, 1998 and 1997, respectively, when the Company entered into leases for laboratory and office equipment. No obligations were incurred for the year ended December 31, 1999.
   o Cash paid for interest was $34,603, $61,553 and $43,666 for the years ended December 31, 1999, 1998 and 1997, and $195,269 for the period from May 1, 1994 (inception) through December 31, 1999.

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

In April 1995, the Company merged into OncoRx Research Corp. ("Research"), a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ("MelaRx"), which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued shares of common and preferred stock of MelaRx, the 100% owner of Research, in exchange for all of the outstanding shares of the Company. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for 2,000,000 shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering ("IPO") (see Note 5) resulting in net proceeds to the Company of approximately $9,696,000.

As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction is recorded as a purchase in the Company's financial statements which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4,481,405, was treated as purchased research and development and expensed immediately.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


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

INCOME TAXES

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SMALL BUSINESS INNOVATION RESEARCH GRANT

On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. The Company recognized $100,000 and $316,068 of revenue on these two grants, respectively, for reimbursement of expenses incurred for the duration of the grants through December 31, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. In addition to the extension, a new twelve-month IRR grant was approved on April 7, 1999 for $374,764. For the year ended December 31, 1999 the Company recorded revenues of $228,486 for this grant.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share:

                                                           1999            1998            1997
                                                       ------------    ------------    ------------
Numerator:
   Net loss                                            $(10,768,924)   $(10,477,669)   $ (5,343,594)
   Preferred stock dividends and accretion                 (709,781)     (4,414,050)     (1,131,740)
                                                       ------------    ------------    ------------
   Numerator for basic and diluted loss applicable
       to common shareholders per share                 (11,478,705)    (14,891,719)     (6,475,334)

Denominator:
   Denominator for basic and diluted loss applicable
       to common shareholders per share                  15,543,701      11,977,121       8,670,717
                                                       ------------    ------------    ------------
   Basic and diluted loss applicable to common
       shareholders per share                          $      (0.74)   $      (1.24)   $      (0.75)
                                                       ============    ============    ============

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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment as of December 31:

                                                   1999              1998
                                               -----------       -----------
        Office equipment                       $   256,894       $   208,498
        Furniture and fixtures                     174,106           170,482
        Laboratory equipment                       394,041           322,998
        Leasehold improvements                     331,458           325,512
        Leased equipment under capital lease       950,676           950,676
                                               -----------       -----------
                                                 2,107,175         1,978,166

        Less accumulated depreciation           (1,447,352)         (951,982)
                                               -----------       -----------
        Net property and equipment             $   659,823       $ 1,026,184
                                               ===========       ===========


4. RESEARCH AND LICENSE AGREEMENTS

BOEHRINGER INGELHEIM AGREEMENT

In November 1997, the Company and Boehringer Ingelheim International GmbH ("BI") entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R) (porfiromycin), Vion's most advanced anticancer agent. The original agreement provided the Company with exclusive co-promotion rights to Promycin in the United States and Canada and gave BI exclusive worldwide rights to market and sell Promycin outside the United States and Canada. Under the original agreement, the Company was also responsible for the manufacturing and supply of Promycin for all territories, and was obliged to share worldwide development costs.

In exchange for these rights, the Company received $4.0 million in upfront technology access fees and net proceeds of $2,869,801 from the sale of 448,336 shares of common stock at a premium to the then current market price. BI also reimbursed the Company for certain initial development costs and agreed to share in future worldwide development costs.

The original agreement was modified by amendment in December 1999 to provide BI with exclusive worldwide rights to sell and market Promycin. BI agreed to assume manufacturing, supply and worldwide development expenses in return for paying reduced future royalties and milestone payments to the Company.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


4. RESEARCH AND LICENSE AGREEMENTS (CONTINUED)

Pursuant to the original BI Agreement, the Company was required to use the BI license fee of $4.0 million exclusively for Promycin development expenses. The Company recorded $2,628,039, $1,647,202, and $1,222,912 of Promycin development expenses as research support revenue under the agreement during 1999, 1998 and 1997, respectively. At December 31, 1998, $1,129,886 of short-term investments were restricted for Promycin development expenses. Included in accounts receivable are amounts due from BI of $1,512,938 and $1,189,369 at December 31, 1999 and 1998, respectively.

COVANCE AGREEMENT

During the second quarter of 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company contracted to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission.

During the fourth quarter of 1999, the Company and Covance agreed to terminate the Agreement subject to the assumption of clinical site management responsibilities by BI. The original Agreement will terminate as soon as the Company has formally transferred responsibility for all Investigational New Drug sponsorship to BI. BI also agreed to contract with Covance for future patient randomization, assignment and clinical trial supply management.

The Company has incurred expenses of $3,362,939, $2,610,213 and $1,633,974 for the years ended December 31, 1999, 1998 and 1997, respectively, under these agreements which has been expensed as incurred as research and development. Included in the Company's total current liabilities at December 31, 1999 and 1998 are amounts due Covance Development Service Corporation for $654,427 and $1,589,588, respectively.

YALE/MELARX AGREEMENT

Pursuant to a License Agreement between the Company and Yale University ("Yale"), the Company obtained rights to a synthetic form of melanin which the Company has named Melasyn. In the first quarter of 1998, the Company agreed to be the exclusive selling agent for Melasyn, and licensed its Melasyn technology in an exclusive worldwide agreement with San Mar Laboratories, a manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the agreement, Vion granted an exclusive worldwide license to San Mar for the manufacture and sales of products containing Melasyn. Vion will receive a royalty on products sold by San Mar with guaranteed minimum annual royalties of $50,000 per year over an initial three year period.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


4. RESEARCH AND LICENSE AGREEMENTS (CONTINUED)

The Company has agreed to reimburse Yale for its costs in connection with the research projects performed under the direction and supervision of Dr. John Pawelek of the Department of Dermatology in an amount currently equal to $852,000 per year. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET. The agreement is for a term ending June 30, 2001, subject to earlier termination as defined. The Company also has an option to obtain an exclusive license for any inventions that result from research projects by Yale which are related to synthetic melanin funded by the Company.

In 1995, the Company and Yale entered into a License Agreement pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, the Company has paid Yale a $100,000 fee, and has agreed to pay future milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

YALE/ONCORX AGREEMENT

In 1994, Yale granted the Company an exclusive, nontransferable, worldwide license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to nonpatented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

YALE SUBSCRIPTION ASSIGNMENT AND ASSUMPTION AGREEMENT

In 1992, the Company entered into a Subscription, Assignment and Assumption Agreement (the "SAAA") with Yale to provide funding for certain research in the field of dermatology by Yale. The agreement was renewed in June 1998 for a 3 year period and provides for quarterly payments to Yale in accordance with agreed upon annual budgets. The Company was granted exclusive licenses to inventions in countries where patents are effective and nonexclusive licenses elsewhere expiring over the lives of the patents and 20 years, respectively. The Company is obligated to pay royalties on sales of licensed products.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


5. SHAREHOLDERS' EQUITY

In 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (see Note 1). Shortly prior to the consummation of the Merger, the Company issued 76,349 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

In 1995, the Company completed an initial public offering ("IPO") of 2,875,000 units, consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at a price of $4.00 per unit. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The warrants are exercisable through August 13, 2000. The net proceeds to the Company of the IPO were approximately $9,696,000 before repayment of the bridge financing. In conjunction with the IPO, the Company granted the underwriter an option, exercisable until August 14, 2000 to purchase up to 250,000 units at $5.20 per unit, subject to adjustment.

Commencing with its IPO, and including the gross proceeds therefrom, the Company has raised a gross amount of $50,500,000 to date, through the issuance of common and preferred stock.

PRIVATE PLACEMENT OF CLASS A CONVERTIBLE PREFERRED STOCK

In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock, at $10.00 per share, resulting in net proceeds to the Company of $11,531,052. Each share of Class A Convertible Preferred Stock is immediately convertible into 2.777777 shares of the Company's common stock and is entitled to vote on all matters on an "as if" converted basis. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60 "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company also issued to the placement agent warrants,

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



5. SHAREHOLDERS' EQUITY (CONTINUED)

exercisable over a five year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Convertible Preferred Stock pay semi-annual dividends of 5% per annum, payable in additional shares of Class A Convertible Preferred Stock, which are immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of $384,999, $329,546 and $623,514 in 1999, 1998 and 1997, respectively. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In the event that the closing bid price of the Company's common stock exceeds $9.9375 for twenty trading days in any thirty trading day period, the Company can redeem the Class A Convertible Preferred Stock at the issue price plus all declared and unpaid dividends thereon. If all of the 498,194 outstanding shares of the Company's Class A Convertible Preferred Stock were thusly redeemed, their redemption value would be $4,981,940. The issuance of the Class A Convertible Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants. The Company can not pay cash dividends on common stock without the consent of a majority of holders of the Class A Convertible Preferred Stock.

PRIVATE PLACEMENT OF CLASS B CONVERTIBLE PREFERRED STOCK

In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock, at $1,000 per share, resulting in net proceeds to the Company of $4,481,450. Shares of Class B Convertible Preferred Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance, $369,861, was recognized upon the issuance of the preferred securities as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Convertible Preferred Stock were eligible, under certain circumstances, to receive dividends paid in Class C Convertible Preferred Stock. The Class C Convertible Preferred Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


5. SHAREHOLDERS' EQUITY (CONTINUED)

Conversions of Class B Convertible Preferred Stock from January 1, 1998 through August 10, 1998 resulted in Class C dividends representing 180,141 shares of common stock valued at $622,749. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $138,365 in 1997, and 61,078 shares of common stock valued at $263,737 through August 10, 1998. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in paid-in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

In August 1998, the Company reached agreement with each of the holders of its Class B Convertible Preferred Stock to convert an aggregate of 2,892 shares of Class B Convertible Preferred Stock, constituting all of the outstanding Class B Convertible Preferred Stock, into an aggregate of 1,070,423 shares of common stock. This included Class C dividends representing 304,188 shares of common stock valued at $1,069,525, and accretion of 6,553 shares of common stock valued at $23,039. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Convertible Preferred Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42 "The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock" (EITF D-42), the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms ($357,117), has been added to the dividend requirement to arrive at loss applicable to common shareholders. In addition, holders of the Class B Convertible Preferred Stock waived their "anti-dilution" rights arising from the issuance of the Series 1998 Preferred Stock.

PRIVATE PLACEMENT OF 5% REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES 1998

On June 30, 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4,703,386. The shares of Series 1998 Preferred Stock accrue dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock is convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. Dividends other than non-cash dividends paid in-kind with respect to other classes or series of preferred stock require consent of the holders of two thirds of the Series 1998 Preferred Stock. The Series 1998 Preferred Stock is mandatorily redeemable at $1,000 per share plus dividends on June 30, 2003. The Series 1998 Preferred Stock carries a mandatory conversion feature if the closing bid price of the Company's common stock exceeds $7.20 for 20 consecutive days in any 30 day period (see Note 11). In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


5. SHAREHOLDERS' EQUITY (CONTINUED)

price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital of $324,782 and $151,119 for the years ended December 31, 1999 and 1998, respectively. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

PRIVATE PLACEMENT OF COMMON STOCK - APRIL 1999

In April 1999, the Company consummated a private placement of the Company's common stock and issued 893,915 shares of common stock at a price of approximately $4.47 per share, for gross proceeds of approximately $4 million.

PUBLIC OFFERING OF COMMON STOCK - OCTOBER 1999

In October and November 1999, the Company completed the sale of 2,530,000 newly issued shares of common stock (including shares sold to the underwriter upon the exercise of its over-allotment option) at a purchase price of $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.05 million.

ANTIDILUTION ADJUSTMENT

As a result of the sale in May 1996 of 1,250,000 shares of Class A Convertible Preferred Stock, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

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

WARRANT EXCHANGE OFFER

In 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the option of the holder, for either (A) 0.438 shares of common stock or (B) 0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either (A) 0.212 shares of common stock or (B) 0.123 shares of common stock and $0.32 in cash. As a result of the Exchange Offer 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's Common Stock and $39,007 and $3,686 in cash, respectively.

ISSUANCE AND EXTENSION OF PLACEMENT AGENT WARRANTS

In connection with its role as placement agent for two private financings of the Company's predecessor MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 56,504 and 11,929 shares of common stock at $3.56 per share, expiring August 20, 1997 and November 1, 1997; respectively, warrants to purchase 23,632 shares at $4.44 per share, expiring March 3, 1998, and warrants to purchase 110,421 shares at $4.44 per share, expiring July 5, 1998. The warrants to purchase 56,504 shares of common stock at $3.56 per share initially expired on October 31, 1997; however, the Company agreed to reissue the expired warrants and extend the expiration date of all such warrants to July 5, 1998. The extension, which was approved by the Board of Directors in 1997, resulted in an expense of $168,249. As of July 5, 1998, holders of warrants to purchase 94,336 shares elected a "cashless" exercise into 13,949 shares of common stock; warrants to purchase 108,150 shares expired.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


5. SHAREHOLDERS' EQUITY (CONTINUED)

ISSUANCE OF COMMON STOCK TO YALE UNIVERSITY

Effective July 1997, the Company and Yale amended two license agreements pursuant to which Yale agreed to reduce certain amounts payable by the Company in exchange for 150,000 shares of common stock issued to Yale valued at $600,000.

6. EMPLOYEE STOCK OPTION PLAN

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan originally provided for the granting of incentive stock options or non-qualified stock options to employees, officers, directors, and consultants of the Company, to purchase up to an aggregate of 534,750 shares of common stock. In January 1996, the Board of Directors adopted, subject to stockholder approval, an amendment to the plan increasing the number of shares which may be issued under the plan from 534,750 to 1,000,000 which was approved by the stockholders at the Company's annual meeting on April 18, 1996. In January 1997, the Board of Directors adopted an amendment to the Plan increasing the number of shares which may be issued under the Plan from 1,000,000 to 1,500,000 which was approved by the stockholders at the Company's annual meeting on April 16, 1997. On January 11, 1999, the Board of Directors adopted, subject to stockholder approval, an amendment to the Option Plan increasing the number of shares that may be issued under the Plan from 1,500,000 to 3,000,000 which was approved by the stockholders at the Company's annual meeting on June 17, 1999. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of grant. Options granted to date under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant. No option may be granted under the Option Plan after April 14, 2003. The Company also currently has in effect its Senior Executive Stock Option Plan, pursuant to which it has granted stock options to purchase 980,000 shares of common stock to its Chief Executive Officer.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

Through December 31, 1999, 1998 and 1997, options to purchase an aggregate of 2,054,537, 1,394,162, and 1,033,050 shares, respectively had been granted under the Option Plan. The Company recognized $51,252, and $55,643 of compensation expense in 1998 and 1997, respectively for options granted under the Option Plan to non-employees. No compensation expense was recognized in 1999 for options granted under the Option Plan.

The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 5,000 shares of Common Stock ("Automatic Grant") on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. In 1999, the Option Plan was amended to increase the Automatic Grant to 20,000 shares for the Chairman of the Board and 15,000 shares for each other Eligible Director. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in four equal annual installments, commencing one year from the date of grant. Director Options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors. The number of director options issued were 110,000, 140,000, and 35,000 in 1999, 1998, and 1997, respectively. Of the Director Options issued in 1998, options for 20,000 shares represent an initial Director Option and options for 120,000 shares represent Automatic Grants and additional grants.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options granted under the Option Plan was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.1%, 4.70%, and 5.77%; volatility factors of the expected market price of the Company's common stock of .656, .806, and .490 and a weighted-average expected life of the option of 7 years. The Company has assumed no dividend yield in 1999, 1998, and 1997 because it did not pay cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:

                                                                 1999            1998            1997
                                                             ------------    ------------    ------------
     Pro forma net loss                                      $(12,213,146)   $(10,925,090)   $ (5,650,169)
     Pro forma dividends and accretion                           (709,781)     (4,414,050)     (1,131,740)
                                                             ------------    ------------    ------------
     Pro forma loss applicable to common shareholders         (12,922,927)    (15,339,140)     (6,781,909)

     Pro forma basic and diluted loss applicable to common
        shareholders per share                               $      (0.83)   $      (1.28)   $      (0.78)


A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 follows:

                                           1999              1998              1997
                                     ---------------------------------------------------
                                              WEIGHTED-         WEIGHTED-         WEIGHTED-
                                              AVERAGE           AVERAGE           AVERAGE
                                              EXERCISE          EXERCISE          EXERCISE
                                     OPTIONS   PRICE   OPTIONS   PRICE   OPTIONS   PRICE
                                     ---------------------------------------------------
                                     (000'S)           (000'S)           (000'S)
Outstanding-beginning of year         1,260    $3.91      981    $4.00      885    $3.93
   Granted                              661     5.00      361     3.71      136     4.53
   Exercised                           (150)    3.15      (30)    3.77      --       --
   Forfeited                           (214)    4.90      (50)    4.28      (40)    4.26
                                     ------    -----   ------    -----   ------    -----
Outstanding-end of year               1,557     4.31    1,260     3.91      981     4.00
                                     ------    -----   ------    -----   ------    -----
Exercisable at end of year              661     4.04      571     3.94      422     3.83
                                     ------    -----   ------    -----   ------    -----
Weighted-average fair value of
   options granted during the year   $ 3.63            $ 3.97            $ 2.65
                                     ======    =====   ======    =====   ======    =====

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 1999 and 1998 follows:

                                                                                        WEIGHTED
                                            WEIGHTED                      WEIGHTED      -AVERAGE
                                            -AVERAGE                      -AVERAGE      REMAINING
                            NUMBER OF    EXERCISE PRICE   NUMBER OF   EXERCISE PRICE CONTRACTUAL LIFE
                           OUTSTANDING    OF OPTIONS       OPTIONS      OF OPTIONS     OF OPTIONS
       RANGE                 SHARES       OUTSTANDING    EXERCISABLE    OUTSTANDING    OUTSTANDING
-----------------------    -----------    -----------    -----------    -----------    -----------
                             (000's)                       (000's)
As of December 31, 1999
-----------------------
$3.625 - $6.0630              1,517          $4.37            651          $4.07        7.66 years
$2.219                           40           2.22             10           2.22        8.70 years


As of December 31, 1998
-----------------------
$3.625-$5.625                 1,191          $4.08            522          $4.25        7.48 years
$2.219-$2.400                    26           2.26              6           2.40        1.67 years
$.40                             43            .40             43            .40        7.98 years


A summary of the Company's stock option activity outside the Option Plan, and related information for the years ended December 31 follows:

                                           1999              1998              1997
                                     ---------------------------------------------------
                                              WEIGHTED-         WEIGHTED-         WEIGHTED-
                                              AVERAGE           AVERAGE           AVERAGE
                                              EXERCISE          EXERCISE          EXERCISE
                                     OPTIONS   PRICE   OPTIONS   PRICE   OPTIONS   PRICE
                                     ---------------------------------------------------
                                     (000'S)           (000'S)          (000'S)
Outstanding-beginning of year           347    $ .18      348    $ .18      398    $ .21
   Granted                              980     5.62     --       --       --       --
   Exercised                           (316)     .50       (1)     .40      (50)     .40
   Forfeited                           --       --       --       --       --       --
                                     ------    -----   ------    -----   ------    -----
Outstanding-end of year               1,011     5.41      347      .18      348      .18
                                     ------    -----   ------    -----   ------    -----
Exercisable at end of year              251    $4.30      347    $ .18      348    $ .18
                                     ======    =====   ======    =====   ======    =====

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



6. EMPLOYEE STOCK OPTION PLAN (CONTINUED)

A summary of the Company's ranges of exercise prices and weighted-average remaining contractual life of options outstanding and of weighted-average exercise price of options currently exercisable outside the Option Plan as of December 31, 1999 and 1998 follows:

                                                                                        WEIGHTED
                                            WEIGHTED                      WEIGHTED      -AVERAGE
                                            -AVERAGE                      -AVERAGE      REMAINING
                            NUMBER OF    EXERCISE PRICE   NUMBER OF   EXERCISE PRICE CONTRACTUAL LIFE
                           OUTSTANDING    OF OPTIONS       OPTIONS      OF OPTIONS     OF OPTIONS
       RANGE                 SHARES       OUTSTANDING    EXERCISABLE    OUTSTANDING    OUTSTANDING
-----------------------    -----------    -----------    -----------    -----------    -----------
                             (000's)                       (000's)
As of December 31, 1999
-----------------------
       $5.00 - $5.775          962           $5.66          201           $5.25         9.1 years
        $.40                    49             .40           49             .40         .67 years

As of December 31, 1998
-----------------------
       $5.00                    .5           $5.00           .5           $5.00        1.67 years
        $.40                    61             .40           61             .40        1.67 years
        $.13                   286             .13          286             .13        5.00 years


7. INCOME TAXES

At December 31, 1999 the Company has available for federal income tax purposes net operating loss carryforwards of approximately $26,689,000 and a general business credit of $1,039,864 expiring in 2010 through 2019. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 1. Significant differences have resulted from amortizing previously capitalized research and development expenses. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance increased by $4,091,206, $4,330,671 and $2,033,517 during 1999, 1998 and 1997, respectively.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


7. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 31
                                                                  1999            1998
                                                              ------------    ------------
Deferred tax assets:
    Operating loss carryforwards                              $ 10,571,390    $  2,561,162
    Research and development costs                               4,159,306       8,610,163
    General business tax credit                                  1,039,864         621,326
    AMT tax credit                                                   9,966           9,966
    Other                                                          176,323            --
                                                              ------------    ------------
Total deferred tax assets                                       15,956,849      11,802,617
Total deferred tax liabilities                                     (89,455)        (26,429)
                                                              ------------    ------------
Total deferred tax assets and liabilities                       15,867,394      11,776,188
Valuation allowance for deferred tax assets and liabilities    (15,867,394)    (11,776,188)
                                                              ------------    ------------
Total net deferred tax assets                                 $       --      $       --
                                                              ============    ============

8. COMMITMENTS AND CONTINGENCIES

The Company is the lessee of equipment under capital leases expiring in 2001. The Company has a noncancelable operating lease for its facility expiring in 2001. Effective April 1, 1996, the Company entered into noncancelable operating leases for laboratory and office equipment expiring in 2000. The future minimum lease payments under the capital and operating leases as of December 31, 1999 are as follows:

                                                  CAPITAL    OPERATING
                                                   LEASES     LEASES
                                                  -------------------
     Year ended December 31:
        2000                                      $169,054   $267,413
        2001                                         5,681     95,912
                                                  --------   --------
     Total minimum lease payments                 $174,735   $363,325
                                                  ========   ========
     Less amount representing interest               8,226
                                                  --------
     Present value of minimum lease payments      $166,509
                                                  ========

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The cost of assets under capital leases amounted to $950,676 at December 31, 1999 and 1998. Accumulated amortization relating to the leased equipment amounted to $786,277 and $483,782 at December 31, 1999 and 1998, respectively. Amortization expense included in depreciation expense, relating to the leased equipment, amounted to $302,495, $298,578, $159,791, and $786,277 for the years ended December 31, 1999, 1998, 1997, and the period from May 1, 1994 (inception) through December 31, 1999, respectively.

Rent expense amounted to $266,613, $270,298, $249,799 and $1,005,567 for the
years ended December 31, 1999, 1998, 1997, and the period from May 1, 1994 (inception) through December 31, 1999, respectively.

On December 10, 1997 the Company entered into a sale and leaseback agreement with FINOVA Technology Finance, Inc. ("FINOVA"). The cost of assets under the capital lease is $360,284 which is being depreciated over the lease term of 3 years.

Under the terms of an employment agreement, the Company is obligated to pay the president of the Company an annual salary of $400,000 through December 2003.

A former director of the Company is a party to a Consulting and Finder's Agreement dated June 4, 1992 and amended February 17, 1995 with the Company. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (see Note 4), until the cumulative total of such fees equal $3,000,000. Such fee continues to be payable not withstanding the director's death or incapacity until the $3,000,000 has been paid.

The Company has various commitments relating to its research agreements (see
Note 4).

9. RELATED PARTY TRANSACTIONS

A former director of the Company is a principal of a management consulting firm that has rendered various consulting services for the Company. The Company paid the firm $60,000, $120,000 and $60,000 for services rendered for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company and one of its directors, who is affiliated with Yale University, entered into a five year consulting agreement on September 29, 1995 which is renewable for one additional year, providing for various advisory services. Under the agreement, the director receives an annual fee of $48,000.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



9. RELATED PARTY TRANSACTIONS (CONTINUED)

In connection with the retention of its Chief Executive Officer, the Company granted options to purchase an aggregate amount of 980,000 shares of the Company's common stock. The options have exercise prices ranging from the fair market value on the date of grant to 110% of the fair market value on the date of grant.

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                            QUARTER
                                          --------------------------------------------      YEAR
1999                                        FIRST      SECOND       THIRD      FOURTH       1999
----                                      --------    --------    --------    --------    --------
Revenues                                  $    371    $    958    $    287    $  1,538    $  3,154
Net loss                                    (2,432)     (3,656)     (2,333)     (2,348)    (10,769)
Preferred stock dividends and accretion
                                               (81)       (276)        (77)       (276)       (710)
Loss applicable to common shareholders
                                            (2,513)     (3,933)     (2,410)     (2,623)    (11,479)
Basic and diluted loss applicable to
   common shareholders per share          $  (0.18)   $  (0.26)   $  (0.16)   $  (0.15)   $  (0.74)






                                                            QUARTER
                                          --------------------------------------------      YEAR
1998                                        FIRST      SECOND       THIRD      FOURTH       1998
----                                      --------    --------    --------    --------    --------
Revenues                                  $    275    $    257    $    307    $  1,117    $  1,956
Net loss                                    (2,506)     (2,209)     (2,136)     (3,627)    (10,478)
Preferred stock dividends and accretion
                                              (630)     (2,045)     (1,537)       (202)     (4,414)
Loss applicable to common shareholders
                                            (3,137)     (4,255)     (3,673)     (3,827)    (14,892)
Basic and diluted loss applicable to
   common shareholders per share          $  (0.32)   $  (0.40)   $  (0.27)   $  (0.27)   $  (1.24)

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements



11. SUBSEQUENT EVENTS

In January 2000, the Company received a two-year, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $750,000. This grant will be used to enhance the Company's TAPET research.

REDEMPTION OF CLASS A WARRANTS

On February 11, 2000, the Company notified registered holders of its outstanding Class A Warrants of its intention to redeem their warrants on March 13, 2000. The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. There were approximately
1.08 million Class A Warrants outstanding at December 31, 1999. During January and February 2000, approximately 140,000 additional Class A Warrants were issued in connection with the exercise of Unit Purchase Options. When the right of Class A Warrant holders to exercise their warrants to purchase shares of the Company's common stock and Class B Warrants terminated on March 10, 2000, the Company had received net proceeds of $5.3 million from the exercise of 1.2 million Class A Warrants which includes the exercise of approximately 56,000 of outstanding Class A Warrants prior to the redemption period. The Company also received approximately $650,000 from the exercise of Unit Purchase Options originally granted to underwriters in connection with the Company's initial public offering in 1995.

CALL FOR REDEMPTION OF CLASS B WARRANTS

On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem their warrants on April 27, 2000. The Class B Warrants entitle the holder to purchase, at an exercise price of $6.23, one share of common stock. From January 1 through March 13, 2000, the day the Company redeemed the Class A Warrants, the Company received net proceeds of approximately $3.7 million from the exercise of approximately 600,000 of the Class B Warrants. If all of the remaining Class B Warrants (2.1 million) are exercised before they can be redeemed, the Company will receive additional net proceeds of approximately $12 million.

MANDATORY CONVERSION OF 5% REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES 1998

The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000, and in accordance with the terms of the 5% Redeemable Convertible Preferred Stock Series 1998 issued on June 30, 1998, all of the outstanding preferred shares having a redemption value of $5,425,286 were automatically converted into 1,507,024 common shares at the $3.60 conversion price, effective February 22, 2000.