Form 10-Q
period 2000-03-31
VION PHARMACEUTICALS INC
filed 2000-05-12
CIK 944522

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _________________


Commission file number     0-26534
                      -----------------


                           VION PHARMACEUTICALS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             Delaware                                             13-3671221
 --------------------------------                            -------------------
 (State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                       4 Science Park, New Haven, CT 06511
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (203) 498-4210
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)



--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
    -------       -------

     The number of shares outstanding of the issuer's sole class of common equity, as of March 31, 2000 is: 22,982,620 shares of common stock, $.01 par value.
================================================================================

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                       ------------    ------------
                                                                                         March 31,     December 31,
                                                                                           2000            1999
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                         $ 18,244,560    $ 11,105,262
     Due from transfer agent                                                                832,215            --
     Accounts receivable                                                                    589,465       1,592,583
     Other current assets                                                                    68,251         108,404
                                                                                       ------------    ------------
        Total current assets                                                             19,734,491      12,806,249
Property and equipment, net                                                                 685,694         659,823
Security deposits                                                                            48,736          49,851
Research contract prepayments                                                               417,882         417,882
                                                                                       ------------    ------------
        Total assets                                                                   $ 20,886,803    $ 13,933,805
                                                                                       ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                         $    114,145    $    160,328
     Accounts payable and accrued expenses                                                1,105,631       2,734,745
                                                                                       ------------    ------------
        Total current liabilities                                                         1,219,776       2,895,073
Obligation under capital leases - long term                                                   4,293           6,181
                                                                                       ------------    ------------
        Total liabilities                                                                 1,224,069       2,901,254

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding:  0 shares in 2000 and 5,000                     --         5,179,287
        shares in 1999 (redemption value: none in 2000 and $5,125,000 in 1999)

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding:  206,314 in 2000 and 498,194
        in 1999 (liquidation preference $2,063,000 in 2000 and $4,982,000 in 1999)            2,063           4,982
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 22,982,620 shares in 2000 and  18,242,119 shares
        in 1999                                                                             229,826         182,421
     Additional paid-in-capital                                                          84,852,285      68,012,183
     Deferred compensation                                                                     --            (2,864)
     Accumulated deficit                                                                (65,421,440)    (62,343,458)
                                                                                       ------------    ------------
                                                                                         19,662,734       5,853,264
                                                                                       ------------    ------------
Total liabilities and shareholders' equity                                             $ 20,886,803    $ 13,933,805
                                                                                       ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                   For The Period
                                                                                  From May 1, 1994
                                                         Three Months Ended     (Inception) through
                                                     March 31,       March 31,       March 31,
                                                   --------------------------------------------
                                                       2000            1999            2000
                                                            (Unaudited)            (Unaudited)
-----------------------------------------------------------------------------------------------
Revenues:
    Contract research grants                       $    151,462    $     61,946    $    896,016
    Research support                                       --           259,468       5,498,153
    Technology license revenues                          40,278          50,000       4,195,666
    Laboratory support service revenues                   6,463            --            41,463
                                                   ------------    ------------    ------------
           Total revenues                               198,203         371,414      10,631,298

Operating expenses:
    Research and development                          2,260,853       2,347,801      45,732,083
    General and administrative                          804,054         504,601      12,883,567
    Nonrecurring collaboration restructuring fee           --              --           600,000


Interest Income                                        (151,846)        (60,366)     (1,859,416)
Interest Expense                                          4,946          11,607         200,215
                                                   ------------    ------------    ------------
    Net Loss                                       $ (2,719,804)   $ (2,432,229)   $(46,925,151)
                                                   ============    ============    ============

Preferred stock dividends and accretion            $   (358,178)   $    (80,873)   $(18,241,153)
                                                   ------------    ------------    ------------

Loss applicable to common shareholders             $ (3,077,982)   $ (2,513,102)   $(65,166,304)
                                                   ============    ============    ============
Basic and diluted loss applicable to common
  shareholders per share                           $      (0.16)   $      (0.18)
                                                   ------------    ------------    ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)

                                                 CLASS A                          CLASS B
                                               CONVERTIBLE                      CONVERTIBLE
                                             PREFERRED STOCK                  PREFERRED STOCK                  COMMON STOCK
                                       ----------------------------    ----------------------------    ----------------------------
                                          SHARES          AMOUNT          SHARES          AMOUNT          SHARES          AMOUNT
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997                757,632    $      7,576           4,592    $         46       9,833,934    $     98,339
                                       ------------    ------------    ------------    ------------    ------------    ------------
Accretion of dividend payable on
   Class B convertible preferred stock

Conversion of Class B convertible
   preferred stock                                                           (4,592)            (46)      1,205,178          12,052

Premium on Conversion dividend on
   class B convertible preferred stock                                                                      585,898           5,859

Conversion of Class A convertible
   preferred stock                         (174,981)         (1,749)                                        486,062           4,860

Class A convertible preferred stock
   dividend                                  34,005             340

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

Compensation associated with stock
   option grants

Amortization of deferred compensation

Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998                616,656    $      6,167               0    $          0      13,953,046    $    139,530
                                       ------------    ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                         (144,612)         (1,446)                                        401,707           4,018

Class A convertible preferred stock
   dividend                                  26,150             261

Series 1998 convertible preferred
   stock accretion

Common stock issued in exchange for
   cancellation of outstanding warrants                                                                         102               1

Exercise of stock options                                                                                   470,886           4,709

Retirement of Treasury Stock                                                                                (35,659)           (357)

Exercise of warrants                                                                                         26,296             263

Issuance of common stock                                                                                  3,425,741          34,257

Amortization of deferred compensation

Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                498,194    $      4,982               0    $          0      18,242,119    $    182,421
                                       ------------    ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                         (291,880)         (2,919)                                        810,781           8,108

Series 1998 convertible preferred
   stock accretion

Conversion of Series 1998 convertible
   preferred stock                                                                                        1,507,024          15,070

Exercise of stock options                                                                                   333,919           3,339

Exercise of warrants                                                                                      2,088,777          20,888

Amortization of deferred compensation

Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000 (unaudited)       206,314    $      2,063               0    $          0      22,982,620    $    229,826
                                       ------------    ------------    ------------    ------------    ------------    ------------




                                        ADDITIONAL                                                        TOTAL
                                         PAID-IN         TREASURY        DEFERRED       ACCUMULATED    SHAREHOLDERS'
                                         CAPITAL          STOCK        COMPENSATION       DEFICIT         EQUITY
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997           $ 47,661,639    $          0        ($72,128)   ($35,736,922)   $ 11,958,550
                                       ------------    ------------    ------------    ------------    ------------
Accretion of dividend payable on
   Class B convertible preferred stock      286,776                                        (286,776)              0

Conversion of Class B convertible
   preferred stock                          (12,006)                                                              0

Premium on Conversion dividend on
   class B convertible preferred stock    2,043,532                                      (2,049,391)              0

Conversion of Class A convertible
   preferred stock                           (3,111)                                                              0

Class A convertible preferred stock
   dividend                                 329,206                                        (329,546)              0

Discount on Series 1998 convertible
   preferred stock                        1,597,218                                      (1,597,218)              0

Series 1998 convertible preferred
   stock accretion                                0                                        (151,119)       (151,119)

Common stock issued in exchange for
   cancellation                           8,441,442
   of outstanding warrants               (8,502,064)                                                        (42,693)

Exercise of stock options                   119,854                                                         120,182

Exercise of warrants                         10,910                                                          11,073

Compensation associated with stock
   option grants                             51,252                                                          51,252

Amortization of deferred compensation                                        34,632                          34,632

Net loss                                                                                (10,477,669)    (10,477,669)
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998           $ 52,024,648    $          0        ($37,496)   ($50,628,641)   $  1,504,208
                                       ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                           (2,572)                                                              0

Class A convertible preferred stock
   dividend                                 384,738                                        (384,999)              0

Series 1998 convertible preferred
   stock accretion                                                                         (324,782)       (324,782)

Common stock issued in exchange for
   cancellation of outstanding warrants         473                                                             474

Exercise of stock options                   650,028        (196,159)                        (40,310)        418,268

Retirement of Treasury Stock                           $    196,159                        (195,802)              0

Exercise of warrants                           (263)                                                              0

Issuance of common stock                 14,955,131                                                      14,989,388

Amortization of deferred compensation                                        34,632                          34,632

Net loss                                                                                (10,768,924)    (10,768,924)
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999           $ 68,012,183    $          0         ($2,864)   ($62,343,458)   $  5,853,264
                                       ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                           (5,189)                                                              0

Series 1998 convertible preferred
   stock accretion                                                                         (358,178)       (358,178)

Conversion of Series 1998 convertible
   preferred stock                        5,522,395                                                       5,537,465

Exercise of stock options                 1,403,451                                                       1,406,790

Exercise of warrants                      9,919,445                                                       9,940,333

Amortization of deferred compensation                                         2,864                           2,864

Net loss                                                                                 (2,719,804)     (2,719,804)
                                       ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2000 (unaudited)  $ 84,852,285    $          0    $          0    ($65,421,440)   $ 19,662,734
                                       ------------    ------------    ------------    ------------    ------------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                            For the period
                                                                                                           from May 1, 1994
                                                                                 For The Three Months    (inception) through
                                                                                    Ended March 31,            March 31,
                                                                             --------------------------------------------
                                                                                 2000            1999            2000
                                                                                     (Unaudited)              (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from operating activities:
     Net loss                                                                $ (2,719,804)   $ (2,432,229)   $(46,925,151)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                                         --              --         4,481,405
          Amortization of financing costs                                            --              --           345,439
          Depreciation and amortization                                           101,187         124,138       1,548,539
          Decrease in current assets                                            1,043,271         739,698        (656,730)
          Decrease in other assets                                                  1,115            --          (464,903)
          (Decrease) in accounts payable and
          accrued expenses                                                     (1,629,114)     (1,105,343)      1,071,099
          Extension/reissuance of placement agent warrants                           --              --           168,249
          Stock issued for services                                                  --              --           600,417
          Stock options issued for compensation                                     2,864           8,658         837,302
                                                                             ------------    ------------    ------------
                 Net cash (used in) operating activities                       (3,200,481)     (2,665,078)    (38,994,334)
                                                                             ------------    ------------    ------------

Cash flows used for investing activities:
          Purchase of marketable securities                                          --              --       (24,707,588)
          Maturities of marketable securities                                        --         2,594,497      24,707,588
          Acquisition of fixed assets                                            (127,058)        (21,094)     (1,289,800)
                                                                             ------------    ------------    ------------
                 Net cash provided by (used in) investing activities             (127,058)      2,573,403      (1,289,800)
                                                                             ------------    ------------    ------------

Cash flows provided by financing activities:
          Initial public offering                                                    --              --         9,696,210
          Net proceeds from issuance of common stock / exercise of options      1,406,790            --        20,098,486
          Net proceeds from issuance of preferred stock                              --              --        20,716,288
          Exercise of Class A warrants                                          5,243,926           2,973       5,254,996
          Exercise of Class B warrants                                          3,763,050            --         3,763,050
          Exercise of placement agent warrants                                    101,142            --           101,142
          Other financing activites, net                                             --              --          (292,140)
          Repayment of equipment capital lease                                    (48,071)        (76,173)       (809,338)
                                                                             ------------    ------------    ------------
                 Net cash provided by (used in) financing activities           10,466,837         (73,200)     58,528,694
                                                                             ------------    ------------    ------------

Net increase (decrease) in cash                                                 7,139,298        (164,875)     18,244,560
Cash and cash equivalents at beginning of period                               11,105,262       3,821,234            --
                                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period                                   $ 18,244,560    $  3,656,359    $ 18,244,560
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


(Note B) - Basis of Presentation:
           ---------------------

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-KSB (File No. 0-26534).


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

Public Offering of Common Stock - October 1999
----------------------------------------------

In October and November 1999, the Company completed the sale of 2,530,000 newly issued shares of common stock (including shares sold to the underwriter upon the exercise of its over-allotment option) at a purchase price of $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.05 million.

Redemption of Class A Warrants
------------------------------

On February 11, 2000, the Company notified registered holders of its outstanding Class A Warrants of its intention to redeem their warrants on March 13, 2000. The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. There were approximately
1.08 million Class A Warrants outstanding at December 31, 1999. During January and February 2000, approximately 140,000 additional Class A Warrants were issued in connection with the exercise of Unit Purchase Options. When the right of Class A Warrant holders to exercise their warrants to purchase shares of the Company's common stock and Class B Warrants terminated on March 10, 2000, the Company had received net proceeds of $5.3 million from the exercise of 1.2 million Class A Warrants which includes exercises of approximately 56,000 of outstanding Class A Warrants prior to the redemption period. The Company also received approximately $650,000 from the exercise of Unit Purchase Options originally granted to underwriters in connection with the Company's initial public offering in 1995.

Redemption of Class B Warrants
------------------------------

From January 1 through March 13, 2000, the day the Company redeemed the Class A Warrants, the Company received net proceeds of approximately $3.7 million from the voluntary exercise of approximately 598,000 of the Class B Warrants. On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem their warrants on April 27, 2000. The Class B Warrants entitle the holder to purchase, at an exercise price of $6.23, one share of common stock. In addition to the 598,000 Class B Warrants previously discussed, 140,322 Class B Warrants were exercised between March 14 and March 31, 2000, totaling approximately $832,000.

Mandatory Conversion of 5% Redeemable Convertible Preferred Stock Series 1998
-----------------------------------------------------------------------------

The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000, and in accordance with the terms of the 5% Redeemable Convertible Preferred Stock Series 1998 issued on June 30, 1998, all of the outstanding preferred shares having a redemption value of $5,425,286 were automatically converted into 1,507,024 shares of common stock at the $3.60 conversion price, effective February 22, 2000.

(Note D) - Per Share Data
           --------------

         The following table sets forth the computation of basic and diluted earnings per share:
                                          Three Months         Three Months
                                             Ended                Ended
                                            March 31,            March 31,
                                              2000                 1999
                                           ==========           ==========
Numerator:

   Net loss                               ($2,719,804)         ($2,432,229)
                                           ----------           ----------
     Preferred stock dividends and
     accretion                               (358,178)             (80,873)
                                           ----------           ----------
     Numerator for basic and diluted
     loss per share applicable to
     common stockholders                  ($3,077,982)         ($2,513,102)
                                           ----------           ----------
Denominator:
     Denominator for basic and
     diluted loss per share
     applicable to common
     stockholders                          19,739,294           14,034,943
                                           ----------           ----------
Basic and diluted loss per share
applicable to common stockholders              ($0.16)              ($0.18)
                                           ==========           ==========

The warrants, Class A, B and Series 1998 Convertible Preferred Stock and stock options were not included in diluted loss per share applicable to common shareholders as the effects would be antidilutive.

(Note E) - Small Business Innovation Research Grants
----------------------------------------------------

On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. A twelve-month IRR grant was approved on April 7, 1999 for $374,764. For the year ended December 31, 1999 the Company recorded revenues of $228,486 for this grant. In the first three months of 2000 an additional $64,035 has been recorded as revenues from this grant.

In January 2000, the Company received an additional two-year, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $750,000. This grant will be used to enhance the Company's TAPET research. In the first three months of 2000, $87,427 has been recognized as revenues from this grant.

(Note F) - Subsequent Events
           -----------------

SBIR Research Grant
-------------------

In April 2000, the Company received a one-year, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $100,000. This grant will be used in addition to an existing grant to enhance the Company's TAPET research.

Call for Redemption of Class B Warrants
---------------------------------------

On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem their warrants on April 27, 2000. The Class B Warrants entitle the holder to purchase, at an exercise price of $6.23, one share of common stock. 2,031,902 Class B Warrants were exercised during this period, generating proceeds of $ $12,074,361 net of commissions, substantially all of which was received in the second quarter. Following the redemption of the Class B Warrants on April 27, 2000, the Company's cash and cash equivalents totaled approximately $28.8 million.

Conversions of Class A Preferred Stock
--------------------------------------

The Company announced that approximately 86% of the 206,314 shares of the Class A preferred stock outstanding on March 31, 2000 were converted into common stock in April 2000, leaving 29,143 Class A preferred shares outstanding, convertible into 80,953 common shares.

Cooperative Research and Development Agreement
----------------------------------------------

On April 1, 2000 the Company reached a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of clinical Sciences, Surgery Branch for "Development of TAPET(R)-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies to research and development projects using CRADA funds, personnel and "in kind" resources supplied by the Company. The Company will contribute $350,000 per year, for a period of five years, payable quarterly to be used for material support as well as for work to be performed by National Cancer Institute staff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS - CAUTIONARY FACTORS

         Statements included in this Form 10-Q which are not historical in nature are forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements regarding our future business prospects, plans, objectives, expectations and intentions are subject to certain risks, uncertainties and other factors that could cause actual results to differ materially from those projected or suggested in the forward-looking statements, including, but not limited to: the inability to raise additional capital, the possibility that any or all of the our products or procedures are found to be ineffective or unsafe, the possibility that third parties hold proprietary rights that preclude us from marketing our products, and the possibility that third parties will market a product equivalent or superior to our product candidates.

OVERVIEW

         We are a development stage biopharmaceutical company. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues consist of research grants, technology license fees and reimbursements for research expenses. We have generated minimal licensing revenues from product sales and have incurred substantial operating losses from our activities.

         Our plan of operations for the next 18 months includes the following elements:

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify;

o Conduct Phase I clinical studies of Triapine in the United States for safety and dosage;

o File investigational new drug application(s) with the FDA for "armed" TAPET vectors and conduct Phase I clinical studies in the United States and Europe for the safety and selective tumor accumulation of several "armed" and "unarmed" bacterial constructs using our TAPET delivery system.

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

o Conduct preclinical toxicology studies on a Sulfonyl Hydrazine agent and evaluate its suitability to proceed to clinical trials.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

         Revenues. Revenues decreased approximately 47% from $371,414 for the three months ended March 31, 1999 to $198,203 for the three months ended March 31, 2000. This change was primarily due to the elimination of revenues from reimbursed development costs under the terms of our collaboration agreement with BI which was revised in December 1999. These research support revenues totaled $259,468 for the three months ended March 31, 1999. Revenue from contract research grants increased approximately 145% to $151,462 for the most recent quarter, related to a Small Business Innovation and Research grant for TAPET received in January 2000, compared to $61,946 for the quarter ended March 31, 1999. Technology license revenues decreased 19% from $50,000 for the three months ended March 31, 1999 to $40,278 for the three months ended March 31, 2000. Technology license revenues in 2000 reflect adjustments related to San Mar Laboratories royalties paid against contractual minimums.

         Research and Development. Research and development expenses decreased slightly from $2,347,801 for the three months ended March 31, 1999 to $2,260,853 for the three months ended March 31, 2000 reflecting fewer expenses related to the Promycin head and neck Phase III trial. We expect research and development expenses to continue to increase in the future related to TAPET and Triapine Phase I clinical trials and preclinical development of our Sulfonyl Hydrazine agent.

         General and Administrative. General and administrative expenses increased 59% from $504,601 for the three months ended March 31, 1999 to $804,054 for the three months ended March 31, 2000. This increase was due to the timing of discretionary management bonuses paid in the first quarter of 2000 compared to 1999, when they were paid in the second quarter.

         Interest Income and Expense. Interest income on invested funds increased 152% from $60,366 for the three months ended March 31, 1999 to $151,846 for the three months ended March 31, 2000. This increase reflects a higher level of invested funds. Interest expense decreased from $11,607 for the three months ended March 31, 1999 to $4,946 for the three months ended March 31, 2000.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion increased from $80,873 for the three months ended March 31, 1999 to $358,178 for the three months ended March 31, 2000. The difference primarily represents our recording of non-cash dividends related to our Series 1998 Convertible Redeemable Preferred Stock valued at market prices higher than their conversion price. All outstanding shares of the Series 1998 Convertible Redeemable Preferred Stock were converted to common stock on February 22, 2000. Loss applicable to common shareholders increased from $2,513,102 to $3,002,982 as a result of the net loss and the effects of the preferred dividends and accretion.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, we had working capital of $18,514,715.

         On February 11, 2000, we notified registered holders of our outstanding Class A Warrants of our intention to redeem the warrants on March 13, 2000. Our Class A Warrants entitled the holder to purchase one share of Common Stock and one Class B Warrant for an exercise price of $4.63. Of the 1.19 million outstanding Class A Warrants at that time, approximately 98% were exchanged for
1.17 million shares of common stock and 1.17 million Class B Warrants, and the exercise of the Class A Warrants resulted in net proceeds to the company of approximately $5.3 million. During the period from February 11, 2000 to March 26, 2000, holders of the Class B warrants voluntarily exercised approximately 598,000 Class B warrants for an equal amount of common stock, paying us approximately $3.7 million. On March 27, 2000 we notified registered holders of our outstanding Class B Warrants of our intention to redeem the warrants on April 27, 2000. The Class B Warrants entitle the holder to purchase one share of Common Stock for an exercise price of $6.23. 2,031,902 Class B Warrants were exercised during this period, generating proceeds of $12,074,361 net of commissions, substantially all of which was received in the second quarter.

         We currently estimate that our existing cash and cash equivalents of approximately $28,800,000 will be sufficient to fund our planned operations through 2001. As of March 31, 2000 we estimate that the amount required to fund all operations for the next twelve months is approximately $15.0 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               27.   Financial Data Schedule

         (b)   Reports on Form 8-K.
               -------------------

               On February 14, 2000, the Company filed a Current Report on Form 8-K with the Commission regarding the call for redemption on March 13, 2000 of its outstanding Class A warrants

               On March 28, 2000, the Company filed a Current Report on Form 8-K with the Commission regarding the call for redemption on April 27, 2000 of its outstanding Class B warrants.


All other items of this report are inapplicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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





Date:  May 11, 2000