Form 10-Q
period 2000-06-30
VION PHARMACEUTICALS INC
filed 2000-08-14
CIK 944522

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2000
                                  -------------

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from             to
                                 ------------    --------------

   Commission file number   0-26534
                          -----------



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

         The number of shares outstanding of the issuer's sole class of common equity, as of July 28, 2000 is: 25,464,737 shares of common stock, $.01 par value.
================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET
Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                           June 30,      December 31,
                                                                             2000            1999
---------------------------------------------------------------------    ------------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                           $ 26,201,926    $ 11,105,262
     Accounts receivable                                                      352,163       1,592,583
     Other current assets                                                      52,496         108,404
                                                                         ------------    ------------
        Total current assets                                               26,606,585      12,806,249
     Long term investments                                                  1,014,607              --
     Property and equipment, net                                              687,173         659,823
     Security deposits                                                         42,437          49,851
     Research contract prepayments                                            417,882         417,882
                                                                         ------------    ------------
        Total assets                                                     $ 28,768,684    $ 13,933,805
                                                                         ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                           $     72,149    $    160,328
     Accounts payable and accrued expenses                                    976,867       2,734,745
                                                                         ------------    ------------
        Total current liabilities                                           1,049,016       2,895,073
     Obligation under capital leases - long term                                2,090           6,181
                                                                         ------------    ------------
        Total liabilities                                                   1,051,106       2,901,254

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par
        value, authorized: 15,000 shares; issued and outstanding: 0 shares
        in 2000, 5,000 shares in 1999 (redemption value $5,387,000 in 1999)        --       5,179,287

Shareholders' equity
     Preferred stock, $0.01 par value - 5,000,000
        shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value,
        authorized: 3,500,000 shares; issued and outstanding:
        5,286 in 2000 and 498,194 in 1999 (liquidation preference
        $53,000 in 2000 and $4,982,000 in 1999)                                    53           4,982
     Class B convertible preferred stock, $0.01 par value,
        authorized: 100,000 shares; issued and outstanding: none                   --              --
     Class C convertible preferred stock, $0.01 par value,
        authorized:  25,000 shares; issued and outstanding: none                   --              --
     Common stock, $0.01 par value, authorized:
        35,000,000 shares;  issued and outstanding: 25,464,737
        shares in 2000 and  18,242,119 shares  in 1999                        254,647         182,421
     Additional paid-in-capital                                            96,294,895      68,012,183
     Deferred compensation                                                         --          (2,864)
     Accumulated deficit                                                  (68,832,017)    (62,343,458)
                                                                         ------------    ------------
        Total shareholders' equity                                         27,717,578       5,853,264
                                                                         ------------    ------------
Total liabilities and shareholders' equity                               $ 28,768,684    $ 13,933,805
                                                                         ============    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                  For The Period
                                                                                                                 From May 1, 1994
                                                       Three Months Ended                 Six Months Ended     (Inception) through
                                                      June 30,       June 30,        June 30,        June 30,        June 30,
                                                   ----------------------------    --------------------------------------------
                                                       2000            1999            2000            1999            2000
                                                            (Unaudited)                     (Unaudited)             (Unaudited)
------------------------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues:
    Contract research grants                       $    162,531    $    102,230    $    313,993    $    164,176    $  1,058,547
    Research support                                         --         855,570              --       1,115,038       5,498,153
    Technology license revenues                          10,830              --          51,108          50,000       4,206,496
    Laboratory support service revenue                   47,149              --          53,612                          88,612
                                                   ------------    ------------    ------------    ------------    ------------
           Total revenues                               220,510         957,800         418,713       1,329,214      10,851,808
Operating expenses:
    Research and development                          3,034,961       3,976,273       5,295,814       6,324,074      48,767,044
    General and administrative                          748,368         695,729       1,552,422       1,200,330      13,631,935
    Nonrecurring collaboration restructuring fee             --              --              --              --         600,000

Interest income                                        (397,574)        (66,989)       (549,420)       (127,355)     (2,256,990)
Interest expense                                          2,940           9,166           7,886          20,773         203,155
                                                   ------------    ------------    ------------    ------------    ------------
    Net loss                                       $ (3,168,185)   $ (3,656,379)   $ (5,887,989)   $ (6,088,608)   $(50,093,336)
                                                   ------------    ------------    ------------    ------------    ------------

Preferred dividends and accretion                  $   (242,392)   $   (276,495)   $   (600,570)   $   (357,368)   $(18,483,545)
                                                   ------------    ------------    ------------    ------------    ------------

Loss applicable to common shareholders             $ (3,410,577)   $ (3,932,874)   $ (6,488,559)   $ (6,445,976)   $(68,576,881)
                                                   ------------    ------------    ------------    ------------    ------------
Basic and diluted loss applicable to
common shareholders per share                      $      (0.14)   $      (0.26)   $      (0.29)   $      (0.44)
                                                   ------------    ------------    ------------    ------------    ------------
Weighted average shares outstanding, basic and
fully diluted                                        24,796,862      14,895,158      22,268,076      14,567,169
                                                   ------------    ------------    ------------    ------------    ------------














THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                 CLASS A                         CLASS B
                                               CONVERTIBLE                     CONVERTIBLE
                                             PREFERRED STOCK                 PREFERRED STOCK                   COMMON STOCK
                                       ----------------------------    ----------------------------    ----------------------------
                                          SHARES          AMOUNT          SHARES          AMOUNT          SHARES          AMOUNT
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997                757,632    $      7,576           4,592    $         46       9,833,934    $     98,339
                                       ------------    ------------    ------------    ------------    ------------    ------------
Accretion of dividend payable on Class B
   convertible preferred stock
Conversion of Class B convertible
   preferred stock                                                           (4,592)            (46)      1,205,178          12,052
Premium on Conversion dividend on class B
   convertible preferred stock                                                                              585,898           5,859
Conversion of Class A convertible
   preferred stock                         (174,981)         (1,749)                                        486,062           4,860
Class A convertible preferred stock
   dividend                                  34,005             340
Discount on Series 1998 convertible
   preferred stock
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for                                                                       1,792,952          17,929
   cancellation of outstanding warrants
Exercise of stock options                                                                                    32,750             328
Exercise of warrants                                                                                         16,272             163
Compensation associated with stock
   option grants
Amortization of deferred compensation
Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998                616,656    $      6,167               0    $          0      13,953,046    $    139,530
                                       ------------    ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                         (144,612)         (1,446)                                        401,707           4,018
Class A convertible preferred stock
   dividend                                  26,150             261
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                                                         102               1
Exercise of stock options                                                                                   470,886           4,709
Retirement of Treasury Stock                                                                                (35,659)           (357)
Exercise of warrants                                                                                         26,296             263
Issuance of common stock                                                                                  3,425,741          34,257
Amortization of deferred compensation
Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999                498,194    $      4,982               0    $          0      18,242,119    $    182,421
                                       ------------    ------------    ------------    ------------    ------------    ------------
Class A convertible preferred stock
   dividend                                   5,168              51
Conversion of Class A convertible
   preferred stock                         (498,076)         (4,980)                                      1,383,552          13,835
Series 1998 convertible preferred stock
   accretion
Conversion of Series 1998 convertible
   preferred stock                                                                                        1,507,024          15,070
Exercise of stock options                                                                                   350,335           3,504
Exercise of warrants                                                                                      3,981,707          39,817
Amortization of deferred compensation
Net loss
                                       ------------    ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000 (unaudited)          5,286    $         53               0    $          0      25,464,737    $    254,647
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                        ADDITIONAL                                                        TOTAL
                                          PAID-IN        TREASURY        DEFERRED       ACCUMULATED    SHAREHOLDERS'
                                          CAPITAL         STOCK        COMPENSATION       DEFICIT         EQUITY
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1997           $ 47,661,639    $          0   ($     72,128)  ($ 35,736,922)   $ 11,958,550
                                       ------------    ------------    ------------    ------------    ------------
Accretion of dividend payable on Class B
   convertible preferred stock              286,776                                        (286,776)              0
Conversion of Class B convertible
   preferred stock                          (12,006)                                                              0
Premium on Conversion dividend on class B
   convertible preferred stock            2,043,532                                      (2,049,391)              0
Conversion of Class A convertible
   preferred stock                           (3,111)                                                              0
Class A convertible preferred stock
   dividend                                 329,206                                        (329,546)              0
Discount on Series 1998 convertible
   preferred stock                        1,597,218                                      (1,597,218)              0
Series 1998 convertible preferred stock
   accretion                                                                               (151,119)       (151,119)
Common stock issued in exchange for       8,441,442
   cancellation of outstanding warrants  (8,502,064)                                                        (42,693)
Exercise of stock options                   119,854                                                         120,182
Exercise of warrants                         10,910                                                          11,073
Compensation associated with stock
   option grants                             51,252                                                          51,252
Amortization of deferred compensation                                        34,632                          34,632
Net loss                                                                                (10,477,669)    (10,477,669)
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998           $ 52,024,648    $          0   ($     37,496)  ($ 50,628,641)   $  1,504,208
                                       ------------    ------------    ------------    ------------    ------------
Conversion of Class A convertible
   preferred stock                           (2,572)                                                              0
Class A convertible preferred stock
   dividend                                 384,738                                        (384,999)              0
Series 1998 convertible preferred stock
   accretion                                                                               (324,782)       (324,782)
Common stock issued in exchange for
   cancellation of outstanding warrants         473                                                             474
Exercise of stock options                   650,028        (196,159)                        (40,310)        418,268
Retirement of Treasury Stock                                196,159                        (195,802)              0
Exercise of warrants                           (263)                                                              0
Issuance of common stock                 14,955,131                                                      14,989,388
Amortization of deferred compensation                                        34,632                          34,632
Net loss                                                                                (10,768,924)    (10,768,924)
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999           $ 68,012,183    $          0   ($      2,864)  ($ 62,343,458)   $  5,853,264
                                       ------------    ------------    ------------    ------------    ------------
Class A convertible preferred stock
   dividend                                 242,341                                        (242,392)              0
Conversion of Class A convertible
   preferred stock                           (8,855)                                                              0
Series 1998 convertible preferred stock
   accretion                                                                               (358,178)       (358,178)
Conversion of Series 1998 convertible
   preferred stock                        5,522,395                                                       5,537,465
Exercise of stock options                 1,420,157                                                       1,423,661
Exercise of warrants                     21,106,674                                                      21,146,491
Amortization of deferred compensation                                         2,864                           2,864
Net loss                                                                                 (5,887,989)     (5,887,989)
                                       ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2000 (unaudited)   $ 96,294,895    $          0    $          0   ($ 68,832,017)   $ 27,717,578
                                       ------------    ------------    ------------    ------------    ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                            For the period
                                                                                           from May 1, 1994
                                                                  For The Six Months     (inception) through
                                                                    Ended June 30,             June 30,
                                                             --------------------------------------------
                                                                 2000            1999            2000
                                                                     (Unaudited)              (Unaudited)
                                                             ------------    ------------    ------------
Cash Flows from operating activities:
     Net loss                                                $ (5,887,989)   $ (6,088,608)   $(50,093,336)
     Adjustments to reconcile net loss to
     cash flows used in operating activities
          Purchased research and development                           --              --       4,481,405
          Amortization of financing costs                              --              --         345,439
          Depreciation and amortization                           200,080         248,950       1,647,432
         (Increase) decrease in current assets                  1,296,328         (15,228)       (403,673)
         (Increase) decrease in other assets                        7,414          (7,219)       (458,604)
          Increase in accounts payable and                                                             --
          accrued expenses                                     (1,757,878)        204,603         942,335
          Accretion on Class B preferred stock                         --              --              --
          Extension/reissuance of placement agent warrants             --              --         168,249
          Stock issued for services                                    --              --         600,417
          Non-cash compensation                                     2,864          17,316         837,302
                                                             ------------    ------------    ------------
                 Net cash (used in) operating activities       (6,139,181)     (5,640,186)    (41,933,034)
                                                             ------------    ------------    ------------
Cash flows used for investing activities:
          Purchase of marketable securities                    (1,014,607)             --     (25,722,195)
          Maturities of marketable securities                          --       2,594,497      24,707,588
          Acquisition of fixed assets                            (227,430)        (52,748)     (1,390,172)
                                                             ------------    ------------    ------------
                 Net cash provided by (used in) investing
                 activities                                    (1,242,037)      2,541,749      (2,404,779)
                                                             ------------    ------------    ------------

Cash flows provided by financing activities:
          Initial public offering                                      --              --       9,696,210
          Net proceeds from issuance of common stock            1,423,661       3,936,701      20,115,357
          Net proceeds from issuance of preferred stock                --              --      20,716,288
          Exercise of Class A warrants                          5,237,656              --       5,237,656
          Exercise of Class B warrants                         15,807,693              --      15,807,693
          Exercise of Placement Agent warrants                    101,142              --         101,142
          Other financing activites, net                               --              --        (281,070)
          Repayment of equipment capital lease                    (92,270)       (153,603)       (853,537)
                                                             ------------    ------------    ------------
                 Net cash provided by financing activities     22,477,882       3,783,098      70,539,739
                                                             ------------    ------------    ------------

Net increase in cash                                           15,096,664         684,661      26,201,926
Cash and cash equivalents at beginning of period               11,105,262       3,821,234              --
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period                   $ 26,201,926    $  4,505,895    $ 26,201,926
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

(Note B) - Basis of Presentation:
           ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-KSB (File No. 0-26534).

(Note C) - Shareholders' Equity
           --------------------

Private Placement of Common Stock - April 1999
----------------------------------------------

In April 1999, the Company consummated a private placement of the Company's common stock. Pursuant to the private placement, the Company issued 893,915 shares of common stock at a price of approximately $4.47 per share , for aggregate gross proceeds of approximately $4,000,000.

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

Redemption of Class A Warrants
------------------------------

On February 11, 2000, the Company notified registered holders of its outstanding Class A Warrants of its intention to redeem their warrants on March 13, 2000. The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. There were approximately
1.08 million Class A Warrants outstanding at December 31, 1999. During January and February 2000, approximately 140,000 additional Class A Warrants were issued in connection with the exercise of Unit Purchase Options. When the right of Class A Warrant holders to exercise their warrants to purchase shares of the Company's common stock and Class B Warrants terminated on March 10, 2000, the Company had received net proceeds of approximately $5.3 million from the exercise of 1.2 million Class A Warrants which includes exercises of approximately 56,000 outstanding Class A Warrants prior to the redemption period. The Company also received approximately $670,000 from the exercise of Unit Purchase Options originally granted to underwriters in connection with the Company's initial public offering in 1995.

Redemption of Class B Warrants
------------------------------

From January 1 through March 13, 2000, the day the Company redeemed the Class A Warrants, the Company received net proceeds of approximately $3.7 million from the voluntary exercise of approximately 598,000 Class B Warrants. From March 14 to March 26, 2000 an additional 6,000 Class B Warrants were voluntarily exercised for net proceeds of $37,380. On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem their warrants on April 27, 2000. The Class B Warrants entitled the holder to purchase, at an exercise price of $6.23, one share of common stock. 2,031,902 Class B Warrants were exercised during this period, generating proceeds of $12,074,361 net of commissions, substantially all of which was received in the second quarter.

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

Conversions of Class A Preferred Stock
--------------------------------------

For the six months ended June 30, 2000, 498,076 shares of Class A preferred stock were converted into 1,383,552 shares of common stock. At June 30, 2000, 5,286 Class A preferred shares were outstanding, convertible into 14,684 common shares.

(Note D) - Cooperative Research and Development Agreement
           ----------------------------------------------

On April 1, 2000 the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET(R)-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies to research and development projects using CRADA funds, personnel and "in kind" resources supplied by the Company. The Company will contribute $350,000 per year, for a period of five years, payable quarterly to be used for material support as well as for work to be performed by National Cancer Institute staff. As of June 30, 2000 $87,500 has been incurred under this agreement and recorded as research and development expenses.

(Note E) - Per Share Data
           --------------

                                         ==================== ==================== ==================== ====================
                                          Three Months Ended   Three Months Ended    Six Months Ended     Six Months Ended
                                             June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
======================================== ==================== ==================== ==================== ====================
Numerator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Net loss                                  ($3,168,185)         ($3,656,379)         ($5,887,989)         ($6,088,608)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Preferred dividends and accretion                 (242,392)            (276,495)            (600,570)            (357,368)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Numerator for basic and diluted
     loss applicable to common
     shareholders per share                    ($3,410,577)         ($3,932,874)         ($6,488,559)         ($6,445,976)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Denominator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Denominator for basic and diluted
     loss applicable to common
     shareholders per share                     24,796,862           14,895,158           22,268,076           14,567,169
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Basic and diluted loss applicable to
common shareholders per share                       ($0.14)              ($0.26)              ($0.29)              ($0.44)
======================================== ==================== ==================== ==================== ====================

(Note F) - Small Business Innovation Research Grants
           -----------------------------------------

On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. A new twelve-month IRR grant was approved on April 7, 1999 for $374,764. An automatic extension was also granted for the new IRR grant. For the year ended December 31, 1999 the Company recorded revenues of $228,486 for the new IRR grant. In the first six months of 2000 an additional $97,283 has been recorded as revenues from the new IRR grant.

In January 2000, the Company received an additional two-year, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $750,000. This grant will be used to enhance the Company's TAPET research. In the first six months of 2000, $197,535 has been recognized as revenues from this grant.

In April 2000, the Company received a six month, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $100,000. This grant will be used in addition to an existing grant to enhance the Company's TAPET research. During the three months ended June 30, 2000, $19,175 has been recognized as revenues under this grant.

(Note G) - Subsequent Events
           -----------------

The Company was notified that effective August 1, 2000 the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") have been awarded a $141,000 research contract by the National Cancer Institute (NCI) to study the use of Vion's TAPET(R) bacterial vector technology (Tumor Amplified Protein Expression Therapy) for the diagnostic imaging of tumors. The focus of this joint effort by MSKCC and Vion is to perform a preliminary investigation of TAPET-based tumor diagnostic imaging in preclinical animal models, as well as to determine the suitability of this approach for tumor diagnosis based on defined molecular signatures.

Prior to their expiration, holders of the Company's remaining 113,333 Unit Purchase Options exercised the options and underlying warrants resulting in proceeds to the Company of approximately $2.76 million. The Options and their underlying warrants were set to expire on August 13, 2000 and were originally granted to underwriters in connection with Vion's initial public offering in 1995. The recently exercised options were exercised for 113,333 shares of common stock, 127,161 Class A Warrants and 127,161 Class B Warrants. These Class A Warrants were immediately exercised for 127,161 shares of common stock and 127,161 Class B warrants. All of the 254,322 Class B warrants were immediately exercised for 254,322 shares of common stock.

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

         Our plan of operations for the next 12 months includes the following elements:

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify

o Conduct Phase I clinical studies of Triapine in the United States for safety and dosage

o File investigational new drug application(s) with the FDA for "armed" TAPET vectors and conduct Phase I clinical studies in the United States and Europe for the safety and selective tumor accumulation of several "armed" and "unarmed" bacterial constructs using our TAPET delivery system

o Continue to support research and development being performed at Yale University and by other collaborators

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties

o Conduct preclinical toxicology studies on a Sulfonyl Hydrazine agent and evaluate its suitability to proceed to clinical trials

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues decreased approximately 77% from $957,800 for the three months ended June 30, 1999 to $220,510 for the three months ended June 30, 2000. This change was primarily due to the elimination of revenues from reimbursed development costs under the terms of our collaboration agreement with Boehringer Ingelheim International GmbH ("BI") which was revised in December 1999. These research support revenues totaled $855,570 for the three months ended June 30, 1999. Revenue from contract research grants increased approximately 59% to $162,531 for the most recent quarter, related to new Small Business Innovation and Research grants for TAPET received in January and April, 2000 , compared to $102,230 for the quarter ended June 30, 1999. Laboratory service revenues of $47,149 were for services contracted by BI related to the Promycin Phase III study.

         Research and Development. Research and development expenses decreased from $3,976,273 for the three months ended June 30, 1999 to $3,034,961 for the three months ended June 30, 2000 reflecting the revised terms of our collaboration agreement with BI for the development of Promycin. We expect research and development expenses to continue to increase in the future related to TAPET and Triapine Phase I clinical trials and preclinical development of our Sulfonyl Hydrazine agent.

         General and Administrative. General and administrative expenses increased 8% from $695,729 for the three months ended June 30, 1999 to $748,368 for the three months ended June 30, 2000 due to higher patent and professional fees.

         Interest Income and Expense. Interest income on invested funds increased from $66,989 for the three months ended June 30, 1999 to $397,574 for the three months ended June 30, 2000. This increase reflects a higher level of invested funds. Interest expense decreased from $9,166 for the three months ended June 30, 1999 to $2,940 for the three months ended June 30, 2000.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion decreased from $276,495 for the three months ended June 30, 1999 to $242,392 for the three months ended June 30, 2000. Loss applicable to common shareholders decreased from $3,932,874 to $3,410,577 as a result of lower research and development expenses, higher interest income and the effects of the preferred dividends and accretion.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Revenues decreased approximately 68% from $1,329,214 for the six months ended June 30, 1999 to $418,713 for the three months ended June 30, 2000. As noted above, this change was primarily due to the elimination of revenues from reimbursed development costs under the terms of our collaboration agreement with BI which was revised in December 1999. These research support revenues totaled $1,115,038 for the six months ended June 30, 1999. Revenue from contract research grants increased approximately 91% to $313,993 for the first half of 2000, related to new Small Business Innovation and Research grants for TAPET received in January and April, 2000 , compared to $164,176 for the six month period ended June 30, 1999. Technology license revenues were flat in the first half of 2000 compared to the same period in the prior year. Laboratory service revenues of $53,612 in the first half of 2000 were for services contracted by BI related to the Promycin Phase III study.

         Research and Development. Research and development expenses decreased from $6,324,074 for the six months ended June 30, 1999 to $5,295,814 for the six months ended June 30, 2000 reflecting the revised terms of our collaboration agreement with BI for the development of Promycin. As noted above, we expect research and development expenses to continue to increase in the future related to TAPET and Triapine Phase I clinical trials and preclinical development of our Sulfonyl Hydrazine agent.

         General and Administrative. General and administrative expenses increased 29% from $1,200,330 for the six months ended June 30, 1999 to $1,552,422 for the six months ended June 30, 2000 due to higher patent and professional fees, and bonuses.

         Interest Income and Expense. Interest income on invested funds increased from $127,355 for the six months ended June 30, 1999 to $549,420 for the six months ended June 30, 2000. This increase reflects a higher level of invested funds. Interest expense decreased from $20,773 for the six months ended June 30, 1999 to $7,886 for the six months ended June 30, 2000.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion rose from $357,368 for the six months ended June 30, 1999 to $600,570 for the six months ended June 30, 2000. The difference primarily represents our recording of non-cash dividends related to our Series 1998 Convertible Redeemable Preferred Stock valued at market prices higher than their conversion price. All outstanding shares of the Series 1998 Convertible Redeemable Preferred Stock were converted to common stock on February 22, 2000. Loss applicable to common shareholders increased from $6,445,976 to $6,488,559.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2000, we had working capital of $25,557,569.

         On February 11, 2000, we notified registered holders of our outstanding Class A Warrants of our intention to redeem the warrants on March 13, 2000. Our Class A Warrants entitled the holder to purchase one share of Common Stock and one Class B Warrant for an exercise price of $4.63. Of the 1.19 million outstanding Class A Warrants at that time, approximately 98% were exchanged for
1.17 million shares of common stock and 1.17 million Class B Warrants, and the exercise of the Class A Warrants resulted in net proceeds of approximately $5.3 million. During the period from February 11, 2000 to March 26, 2000, holders of the Class B warrants voluntarily exercised approximately 598,000 Class B warrants for an equal amount of common stock, paying us approximately $3.7 million. On March 27, 2000 we notified registered holders of our outstanding Class B Warrants of our intention to redeem the warrants on April 27, 2000. The Class B Warrants entitled the holder to purchase one share of Common Stock for an exercise price of $6.23. 2,031,902 Class B Warrants or 99% of the remaining Class B Warrants were exercised during this period, generating proceeds of $12,074,361 net of commissions, substantially all of which was received in the second quarter.

         We currently estimate that our existing cash, cash equivalents and long term investments of $27,216,533 will be sufficient to fund our planned operations through 2001. As of June 30, 2000 we estimate that the amount required to fund all operations for the next twelve months is approximately $15.0 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.


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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               27.   Financial Data Schedule

         (b)   Reports on Form 8-K.
               -------------------

               On June 22, 2000, the Company filed a Current Report on Form 8-K with the Commission regarding an interim evaluation of a Phase III randomized trial of Promycin(R) (porfiromycin) combined with radiotherapy versus radiotherapy alone in patients with non-resectable head and neck cancer. The Company has been informed by its licensee, Boehringer Ingelheim (BI), that the interim evaluation did not meet the pre-determined criteria which would warrant continuation of accrual of patients.


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



Date:  August 1, 2000