Form 10-Q
period 2000-09-30
VION PHARMACEUTICALS INC
filed 2000-11-13
CIK 944522

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ____________________ to ____________________


Commission file number                    0-26534
                      ---------------------------------------------------------

                           VION PHARMACEUTICALS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                           13-3671221
--------------------------------                           ----------------
 (State or Other Jurisdiction of                           (I.R.S.Employer
  Incorporation or Organization)                          Identification No.)

                       4 Science Park, New Haven, CT 06511
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (203) 498-4210
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

         The number of shares outstanding of the issuer's sole class of common equity, as of November 6, 2000 is: 26,147,492 shares of common stock, $.01 par value.

================================================================================

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEET

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                       September 30,     December 31,
                                                                                          2000               1999
---------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                 (Unaudited)
Current Assets:
     Cash and cash equivalents                                                         $ 13,089,583      $ 11,105,262
     Short-term investments                                                              14,523,439              --
     Accounts receivable                                                                    327,860         1,592,583
     Other current assets                                                                    47,897           108,404
---------------------------------------------------------------------------------------------------------------------
        Total current assets                                                             27,988,779        12,806,249
     Property and equipment, net                                                            659,181           659,823
     Security deposits                                                                       41,452            49,851
     Research contract prepayments                                                          426,240           417,882
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 29,115,652      $ 13,933,805
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Obligation under capital leases - current                                         $     32,833      $    160,328
     Accounts payable and accrued expenses                                                1,253,137         2,734,745
---------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                         1,285,970         2,895,073
     Obligation under capital leases - long-term                                               --               6,181
---------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                 1,285,970         2,901,254

Redeemable Preferred Stock:
     5% convertible preferred stock Series 1998, $0.01 par value, authorized:
        15,000 shares; issued and outstanding: 0 shares in 2000 and
        5,000 shares in 1999 (redemption value $5,387,000 in 1999)                             --           5,179,287

Shareholders' equity (note C)
     Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
     Class A convertible preferred stock, $0.01 par value, authorized:
        3,500,000 shares; issued and outstanding:  4,225 in 2000 and 498,194
        in 1999 (liquidation preference $42,000 in 2000 and $4,982,000 in 1999)                  42             4,982
     Class B convertible preferred stock, $0.01 par value, authorized:
        100,000 shares; issued and outstanding:  none                                          --                --
     Class C convertible preferred stock, $0.01 par value, authorized:
        25,000 shares; issued and outstanding:  none                                           --                --
     Common stock, $0.01 par value, authorized: 35,000,000 shares;
        issued and outstanding: 26,112,314 shares in 2000 and 18,242,119 shares
        in 1999                                                                             261,123           182,421
     Additional paid-in-capital                                                          99,646,424        68,012,183
     Deferred compensation                                                                     --              (2,864)
     Accumulated deficit                                                                (72,077,907)      (62,343,458)
---------------------------------------------------------------------------------------------------------------------
                                                                                         27,829,682         5,853,264
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                             $ 29,115,652      $ 13,933,805
=====================================================================================================================

 The accompanying notes are an integral part of these financial statements.

STATEMENT OF OPERATIONS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                                     For The Period
                                                                                                                    From May 1, 1994
                                                                                                                       (Inception)
                                                     For The Three Months                For The Nine Months             Through
                                                      Ended September 30,                 Ended September 30,         September 30,
                                                    2000              1999              2000              1999             2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:                                                (Unaudited)                         (Unaudited)                (Unaudited)
    Contract research grants (note F)          $    314,787      $     96,704      $    628,780      $    260,880      $  1,373,334
    Research support                                   --             183,813              --           1,298,851         5,498,153
    Technology license revenues                      25,005             6,419            76,113            56,419         4,231,501
    Laboratory support service revenue               28,300              --              81,912              --             116,912
-----------------------------------------------------------------------------------------------------------------------------------
           Total revenues                           368,092           286,936           786,805         1,616,150        11,219,900

Operating expenses:
    Research and development (note D)             3,011,545         2,192,961         8,307,359         8,517,035        52,378,589
    General and administrative                    1,055,429           465,868         2,607,851         1,666,198        14,687,364
Interest Income                                    (454,468)          (45,720)       (1,003,888)         (173,075)       (2,711,458)
Interest Expense                                      1,476             6,904             9,362            27,677           204,631
-----------------------------------------------------------------------------------------------------------------------------------
    Net Loss                                   $ (3,245,890)     $ (2,333,077)     $ (9,133,879)     $ (8,421,685)     $(53,339,226)
-----------------------------------------------------------------------------------------------------------------------------------

Preferred Dividends and Accretion              $       --        $    (77,332)     $   (600,570)     $   (434,700)     $(18,483,545)
-----------------------------------------------------------------------------------------------------------------------------------

Loss Applicable to Common Shareholders         $ (3,245,890)     $ (2,410,409)     $ (9,734,449)     $ (8,856,385)     $(71,822,771)
===================================================================================================================================
Basic and diluted loss applicable to
   common shareholders per share               $      (0.13)     $      (0.16)     $      (0.42)     $      (0.59)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding, basic
   and fully diluted                             25,804,736        15,550,930        23,455,570        14,921,896
-----------------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Vion Pharmaceuticals, Inc.
( A Development Stage Company)                                Class A                    Class B
                                                            Convertible                Convertible
                                                          Preferred Stock            Preferred Stock            Common Stock
                                                          ---------------            ---------------            ------------
                                                         Shares      Amount        Shares        Amount      Shares       Amount
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             757,632    $  7,576         4,592    $     46      9,833,934    $  98,339
----------------------------------------------------------------------------------------------------------------------------------
Accretion of dividend payable on Class B convertible
   preferred stock                                          --          --            --          --             --           --

Conversion of Class B convertible preferred stock           --          --          (4,592)        (46)     1,205,178       12,052

Premium on Conversion dividend on class B
   convertible preferred stock                              --          --            --          --          585,898        5,859

Conversion of Class A convertible preferred stock       (174,981)     (1,749)         --          --          486,062        4,860

Class A convertible preferred stock dividend              34,005         340          --          --             --           --

Discount on Series 1998 convertible preferred stock         --          --            --          --             --           --

Series 1998 convertible preferred stock accretion           --          --            --          --             --           --

Common stock issued in exchange for cancellation            --          --            --          --        1,792,952       17,929
   of outstanding warrants

Exercise of stock options                                   --          --            --          --           32,750          328

Exercise of warrants                                        --          --            --          --           16,272          163

Compensation associated with stock option grants            --          --            --          --             --           --

Amortization of deferred compensation                       --          --            --          --             --           --

Net loss                                                    --          --            --          --             --           --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                             616,656    $  6,167             0    $      0     13,953,046    $ 139,530
----------------------------------------------------------------------------------------------------------------------------------
Conversion of Class A convertible preferred stock       (144,612)     (1,446)         --          --          401,707        4,018

Class A convertible preferred stock dividend              26,150         261          --          --             --           --

Series 1998 convertible preferred stock accretion           --          --            --          --             --           --

Common stock issued in exchange for cancellation
   of outstanding warrants                                  --          --            --          --              102            1

Exercise of stock options                                   --          --            --          --          470,886        4,709

Retirement of treasury stock                                --          --            --          --          (35,659)        (357)

Exercise of warrants                                        --          --            --          --           26,296          263

Issuance of common stock                                    --          --            --          --        3,425,741       34,257

Amortization of deferred compensation                       --          --            --          --             --           --

Net loss                                                    --          --            --          --             --           --
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                             498,194    $  4,982             0    $      0     18,242,119    $ 182,421
----------------------------------------------------------------------------------------------------------------------------------
Class A convertible preferred stock dividend               5,168          51          --          --             --           --

Conversion of Class A convertible preferred stock       (499,137)     (4,991)         --          --        1,386,501       13,865

Series 1998 convertible preferred stock accretion           --          --            --          --             --           --

Conversion of Series 1998 convertible preferred stock       --          --            --          --        1,507,024       15,070

Exercise of stock options                                   --          --            --          --          611,816        6,118

Exercise of warrants                                        --          --            --          --        4,364,854       43,649

Amortization of deferred compensation                       --          --            --          --             --           --

Net loss                                                    --          --            --          --             --           --
----------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)                  4,225    $     42             0    $      0     26,112,314    $ 261,123
----------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY(continued)

Vion Pharmaceuticals, Inc.
( A Development Stage Company)
                                                      Additional                                                  Total
                                                       Paid-in        Treasury     Deferred    Accumulated    Shareholders'
                                                        Capital         Stock    Compensation     Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                          $ 47,661,639    $       0    ($72,128)   ($35,736,922)   $ 11,958,550
---------------------------------------------------------------------------------------------------------------------------
Accretion of dividend payable on Class B convertible
   preferred stock                                         286,776         --          --          (286,776)              0

Conversion of Class B convertible preferred stock          (12,006)        --          --              --                 0

Premium on Conversion dividend on class B
   convertible preferred stock                           2,043,532         --          --        (2,049,391)              0

Conversion of Class A convertible preferred stock           (3,111)        --          --              --                 0

Class A convertible preferred stock dividend               329,206         --          --          (329,546)              0

Discount on Series 1998 convertible preferred stock      1,597,218         --          --        (1,597,218)              0

Series 1998 convertible preferred stock accretion             --           --          --          (151,119)       (151,119)

Common stock issued in exchange for cancellation         8,441,442         --          --              --                --
   of outstanding warrants                              (8,502,064)        --          --              --           (42,693)

Exercise of stock options                                  119,854         --          --              --           120,182

Exercise of warrants                                        10,910         --          --              --            11,073

Compensation associated with stock option grants            51,252         --          --              --            51,252

Amortization of deferred compensation                         --           --        34,632            --            34,632

Net loss                                                      --           --          --       (10,477,669)    (10,477,669)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                          $ 52,024,648    $       0    ($37,496)   ($50,628,641)   $  1,504,208
---------------------------------------------------------------------------------------------------------------------------
Conversion of Class A convertible preferred stock           (2,572)        --          --              --                 0

Class A convertible preferred stock dividend               384,738         --          --          (384,999)              0

Series 1998 convertible preferred stock accretion             --           --          --          (324,782)       (324,782)

Common stock issued in exchange for cancellation
   of outstanding warrants                                     473         --          --              --               474

Exercise of stock options                                  650,028     (196,159)       --           (40,310)        418,268

Retirement of treasury stock                                  --        196,159        --          (195,802)              0

Exercise of warrants                                          (263)        --          --              --                 0

Issuance of common stock                                14,955,131         --          --              --        14,989,388

Amortization of deferred compensation                         --           --        34,632            --            34,632

Net loss                                                      --           --          --       (10,768,924)    (10,768,924)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          $ 68,012,183    $       0    ($ 2,864)   ($62,343,458)   $  5,853,264
---------------------------------------------------------------------------------------------------------------------------
Class A convertible preferred stock dividend               242,341         --          --          (242,392)              0

Conversion of Class A convertible preferred stock           (8,874)        --          --              --                 0

Series 1998 convertible preferred stock accretion             --           --          --          (358,178)       (358,178)


Conversion of Series 1998 convertible preferred sto      5,522,395         --          --              --         5,537,465


Exercise of stock options                                2,607,322         --          --              --         2,613,440


Exercise of warrants                                    23,271,057         --          --              --        23,314,706


Amortization of deferred compensation                         --           --         2,864            --             2,864


Net loss                                                      --           --          --        (9,133,879)     (9,133,879)

---------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)             $ 99,646,424    $       0    $      0    ($72,077,907)   $ 27,829,682
---------------------------------------------------------------------------------------------------------------------------

 The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

                                                                                                           For The Period
                                                                                                          From May 1, 1994
                                                                               For The Nine Months       (Inception) Through
                                                                               Ended September 30,           September 30,
                                                                              2000              1999              2000
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                                              (Unaudited)                (Unaudited)
     Net loss                                                            $ (9,133,879)     $ (8,421,685)     $(53,339,226)
     Adjustments to reconcile net loss to
        net cash used in operating activities
           Purchased research and development                                    --                --           4,481,405
           Amortization of financing costs                                       --                --             345,439
           Depreciation and amortization                                      299,501           372,626         1,746,853
          (Increase) decrease in accounts receivable
             and other current assets                                       1,325,230           121,570          (374,771)
          (Increase) decrease in other assets                                      41            (6,185)         (465,977)
           Increase (decrease) in accounts payable
              and accrued expenses                                         (1,481,608)         (120,387)        1,218,605
           Extension/reissuance of placement agent warrants                      --                --             168,249
           Stock issued for services                                             --                --             600,417
           Non-cash compensation                                                2,864            25,974           837,302
-------------------------------------------------------------------------------------------------------------------------
                 Net cash used in operating activities                     (8,987,851)       (8,028,087)      (44,781,704)
-------------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
          Purchase of marketable securities                               (14,523,439)             --         (39,231,027)
          Maturities of marketable securities                                    --           2,594,497        24,707,588
          Acquisition of fixed assets                                        (298,859)          (77,908)       (1,461,601)
-------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by (used in) investing activities      (14,822,298)        2,516,589       (15,985,040)
-------------------------------------------------------------------------------------------------------------------------
Cash flows provided by financing activities:
          Initial public offering                                                --                --           9,696,210
          Net proceeds from issuance of common stock                        2,613,440         4,043,154        21,305,136
          Net proceeds from issuance of preferred stock                          --                --          20,716,288
          Exercise of A warrants                                            5,826,411              --           5,826,411
          Exercise of B warrants                                           17,387,153              --          17,387,153
          Exercise of Placement Agent warrants                                101,142              --             101,142
          Other financing activities, net                                        --                --            (281,070)
          Repayment of equipment capital leases                              (133,676)         (234,944)         (894,943)
-------------------------------------------------------------------------------------------------------------------------
                 Net cash provided by financing activities                 25,794,470         3,808,210        73,856,327
-------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             1,984,321        (1,703,288)       13,089,583
Cash and cash equivalents at beginning of period                           11,105,262         3,821,234              --
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $ 13,089,583      $  2,117,946      $ 13,089,583
=========================================================================================================================

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

(Note B) - Basis of Presentation:
           ----------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-KSB (File No. 0-26534).

(Note C) - Shareholders' Equity
           --------------------

Private Placement of Common Stock - April 1999
----------------------------------------------

In April 1999, the Company consummated a private placement of the Company's common stock. Pursuant to the private placement, the Company issued 893,915 shares of common stock at a price of approximately $4.47 per share, for aggregate gross proceeds of approximately $4,000,000.

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

Redemption of Class B Warrants
------------------------------

From January 1 through March 13, 2000, the date the Company redeemed the Class A Warrants, the Company received net proceeds of approximately $3.7 million from the voluntary exercise of approximately 598,000 Class B Warrants. From March 14 to March 26, 2000 an additional 6,000 Class B Warrants were voluntarily exercised for net proceeds of $37,380. On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem their warrants on April 27, 2000. The Class B Warrants entitled the holder to purchase, at an exercise price of $6.23, one share of common stock. 2,031,902 Class B Warrants were exercised during this period, generating proceeds of $12,074,361 net of commissions, substantially all of which was received in the second quarter.

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

Conversions of Class A Preferred Stock
--------------------------------------

For the nine months ended September 30, 2000, 499,137 shares of Class A preferred stock were converted into 1,386,501 shares of common stock. At September 30, 2000, 4,225 Class A preferred shares were outstanding, convertible into 11,741 common shares.

Conversions of Unit Purchase Options
------------------------------------

Prior to their expiration, holders of the Company's remaining 113,333 Unit Purchase Options exercised the options and underlying warrants resulting in proceeds to the Company of approximately $2.76 million. The Options and their underlying warrants were set to expire on August 13, 2000 and were originally granted to underwriters in connection with Vion's initial public offering in 1995. The recently exercised options were exercised for 113,333 shares of common stock for net proceeds of $589,000, 127,161 Class A Warrants and 127,161 Class B Warrants. These Class A Warrants were immediately exercised for 127,161 shares of common stock for net proceeds of $589,000 and 127,161 Class B warrants. All of the 254,322 Class B warrants were immediately exercised for 254,322 shares of common stock resulting in net proceeds to the Company of $1,579,000.

(Note D) - Cooperative Research and Development Agreement
           ----------------------------------------------

On April 1, 2000 the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET(R)-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies to research and development projects using CRADA funds, personnel and "in kind" resources supplied by the Company. The Company will contribute $350,000 per year, for a period of five years, payable quarterly to be used for material support as well as for work to be performed by National Cancer Institute staff. As of September 30, 2000 $175,000 has been incurred under this agreement and recorded as research and development expenses.

(Note E) - Per Share Data
           --------------

                                         -------------------- -------------------- -------------------- --------------------
                                         Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                         September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Numerator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Net loss                                ($3,245,890)        ($2,333,077)          ($9,133,879)         ($8,421,685)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Preferred dividends and accretion                      0             (77,332)             (600,570)            (434,700)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Numerator for basic and diluted
     loss applicable to common
     shareholders per share                  ($3,245,890)        ($2,410,409)          ($9,734,449)         ($8,856,385)
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Denominator:
---------------------------------------- -------------------- -------------------- -------------------- --------------------
     Denominator for basic and diluted
     loss applicable to common
     shareholders per share                   25,804,736          15,550,930            23,455,570           14,921,896
---------------------------------------- -------------------- -------------------- -------------------- --------------------
Basic and diluted loss applicable to
common shareholders per share                     ($0.13)             ($0.16)               ($0.42)              ($0.59)
---------------------------------------- ==================== ==================== ==================== ====================

(Note F) - Research Grants
           ---------------

On February 27, 1998 and April 22, 1998, the Company was awarded a Small Business Innovation Research ("SBIR") grant from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase ("IRR") programs, respectively. The awards were for reimbursable direct costs of up to $100,000 and $373,565, respectively, and expired on August 31, 1998 and April 30, 1999. An automatic extension was granted on the IRR grant to utilize the amount remaining on the IRR grant. A new twelve-month IRR grant was approved on April 7, 1999 for $374,764. An automatic extension was also granted for the new IRR grant. For the nine months ended September 30, 2000, $197,389 has been recorded as revenues from the IRR grants.

In January 2000, the Company received an additional two-year, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $750,000. This grant will be used to enhance the Company's TAPET research. For the nine months ended September 30, 2000, $297,723 has been recognized as revenues from this grant.

In April 2000, the Company received a six-month, Small Business Innovation and Research grant from the National Institutes of Health/National Cancer Institute for $100,000. This grant will be used in addition to an existing grant to enhance the Company's TAPET research. For the six-month period ended September 30, 2000, $86,557 has been recognized as revenues under this grant.

The Company was notified that effective August 1, 2000 the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") have been awarded a $141,000 research contract by the National Cancer Institute ("NCI") to study the use of Vion's TAPET(R) bacterial vector technology (Tumor Amplified Protein Expression Therapy) for the diagnostic imaging of tumors. The focus of this joint effort by MSKCC and Vion is to perform a preliminary investigation of TAPET-based tumor diagnostic imaging in pre-clinical animal models, as well as to determine the suitability of this approach for tumor diagnosis based on defined molecular signatures. During the three-month period ended September 30, 2000, $47,111 has been recognized as revenues under this contract.

(Note G) - New Accounting Pronouncement
           ----------------------------
The Securities and Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain up-front non-refundable fees over the life of the related collaboration agreement. The Company intends to make a change in its revenue recognition policy, as required, in the fourth quarter of 2000. There will be no impact from the adoption of SAB 101 on the Company's consolidated financial statements for the year ended December 31, 2000.

(Note H) - Subsequent Event
           ----------------

The Company had previously agreed to reimburse Yale University ("Yale") for its costs in connection with the research projects performed under the direction and supervision of Dr. John Pawelek of the Department of Dermatology in an amount currently equal to $852,000 per year. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET. The agreement is for a term ending June 30, 2001, subject to earlier termination as defined.

The Company in conjunction with Yale has restructured the arrangement effective October 1, 2000 to provide a gift of $670,000 to support the research projects for the year ending September 30, 2001 renewable at the Company's discretion for 2 additional years through September 30, 2003.

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

         Our plan of operations for the next 12 months includes the following elements:

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify

o Conduct clinical studies of Triapine (including combination studies) in the United States for safety and dosage

o File investigational new drug application(s) with the FDA for "armed" TAPET vectors. Conduct clinical studies in the United States and Europe for the safety and selective tumor accumulation of "armed" and "unarmed" bacterial constructs using our TAPET delivery system

o Continue to support research and development being performed at Yale University and by other collaborators

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties

o Conduct pre-clinical toxicology studies on a Sulfonyl Hydrazine agent and proceed to Phase I clinical trials, expected to begin in 2001

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues increased approximately 28% from $286,936 for the three months ended September 30, 1999 to $368,092 for the three months ended September 30, 2000. This change was primarily due to a $218,083 increase in contract research revenues primarily related to new research grants received in 2000 for TAPET, offset by the elimination of revenues from reimbursed development costs under the terms of our collaboration with Boehringer Ingelheim International GmbH ("BI") which was revised in December 1999. These research support revenues totaled $183,813 for the three months ended September 30, 1999. Laboratory service revenues of $28,300 for the three-month period ended September 30, 2000 were for services contracted by BI related to the Promycin Phase III study. Technology license revenues increased 290% from $6,419 for the three months ended September 30, 1999 to $25,005 for the comparable period in 2000.

         Research and Development. Research and development expenses increased approximately 37% from $2,192,961 for the three months ended September 30, 1999 to $3,011,545 for the three months ended September 30, 2000 due primarily to development of our Sulfonyl Hydrazine agent and patient accumulation for the TAPET Phase I trial. We expect research and development and clinical trials expenses to continue to increase in the future related to the TAPET and Triapine Phase I clinical trials and development of our Sulfonyl Hydrazine agent.

         General and Administrative. General and administrative expenses increased 127% from $465,868 for the three months ended September 30, 1999 to $1,055,429 for the three months ended September 30, 2000. This increase was due to higher professional and patent-related fees for the three months ended September 30, 2000.

         Interest Income and Expense. Interest income on invested funds increased significantly from $45,720 for the three months ended September 30, 1999 to $454,468 for the three months ended September 30, 2000. This increase reflects a higher level of invested funds. Interest expense decreased from $6,904 for the three months ended September 30, 1999 to $1,476 for the three months ended September 30, 2000.

         Preferred Dividends and Accretion. No preferred stock dividends and accretion were reported for the three months ended September 30, 2000 compared to $77,332 for the three months ended September 30, 1999. All outstanding shares of the Series 1998 Redeemable Convertible Preferred Stock ("Preferred Stock") were converted to common stock on February 22, 2000 which resulted in the elimination of non-cash accretion of Preferred Stock dividends. Loss applicable to common shareholders increased from $2,410,409 to $3,245,890 primarily due to increased research and development expenses and increased general and administrative expenses, partially offset by higher interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Revenues decreased approximately 51% from $1,616,150 for the nine months ended September 30, 1999 to $786,805 for the nine months ended September 30, 2000. As noted above, this was primarily due to the elimination of revenues from reimbursed development costs under the terms of our collaboration agreement with BI which was revised in December 1999. These research support revenues totaled $1,298,851 for the nine months ended

September 30, 2000. Revenue from contract research grants increased 141% to $628,780 for the nine months ended September 30, 2000, related to new grants received in 2000 for TAPET, compared to $260,880 for the nine months ended September 30, 1999. Laboratory service revenues of $81,912 for the nine-month period ended September 30, 2000 were for services contracted by BI related to the Promycin Phase III study. Technology license revenues increased 35% from $56,419 for the nine months ended September 30, 1999 to $76,113 for the comparable period in 2000.

         Research and Development. Research and development expenses decreased approximately 2% from $8,517,035 for the nine months ended September 30, 1999 to $8,307,359 for the nine months ended September 30, 2000. This change is primarily due to lower expenses reflecting the restructuring of our collaboration agreement with BI for the development of Promycin offset by increased expenses for development of our Sulfonyl Hydrazine agent and patient accumulation for the TAPET Phase I trial. As noted above, we expect research and development and clinical trials expenses to continue to increase in the future related to the TAPET and Triapine Phase I clinical trials and development of our Sulfonyl Hydrazine agent.

         General and Administrative. General and administrative expenses increased approximately 57% from $1,666,198 for the nine months ended September 30, 1999 to $2,607,851 for the nine months ended September 30, 2000. This was primarily due to higher professional and patent-related fees.

         Interest Income and Expense. Interest income on invested funds increased significantly from $173,075 for the nine months ended September 30, 1999 to $1,003,888 for the nine months ended September 30, 2000. This increase reflects a higher level of invested funds. Interest expense decreased from $27,677 for the nine months ended September 30, 1999 to $9,362 for the nine months ended September 30, 2000.

         Preferred Dividends and Accretion. Preferred stock dividends and accretion increased from $434,700 for the nine months ended September 30, 1999 to $600,570 for the nine months ended September 30, 2000. The difference primarily represents our recording of non-cash dividends related to our Series 1998 Convertible Redeemable Preferred Stock valued at market prices higher than their conversion price. All outstanding shares of the Series 1998 Convertible Redeemable Preferred Stock were converted to common stock on February 22, 2000. Loss applicable to common shareholders increased from $8,856,385 for the nine-month period ended September 30, 1999 to $9,734,499 for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, we had working capital of $26,702,809.

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

         Prior to their expiration on August 13, 2000, holders of the Company's remaining 113,333 Unit Purchase Options exercised the options and underlying warrants resulting in proceeds to the Company totaling approximately $2.76 million. The options were exercised for 113,333 shares of common stock for net proceeds of $589,000, and 127,161 Class A Warrants and 127,161 Class B Warrants. These Class A Warrants were immediately exercised for 127,161 shares of common stock for net proceeds to the Company of $589,000 and 127,161 Class B warrants. All of the 254,322 Class B warrants were immediately exercised for 254,322 shares of common stock resulting in net proceeds to the Company of $1,579,000. During the three-month period ended September 30, 2000, options issued under the Company's employee stock option plan were exercised for 148,148 shares of common stock, resulting in net proceeds to the Company of $601,000.

         We currently estimate that our existing cash, cash equivalents and short-term investments totaling $27,613,022 will be sufficient to fund our planned operations through 2001. As of September 30, 2000 we estimate that the amount required to fund all operations net of cash inflows for the next twelve months is approximately $18.1 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad and other factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the Annual Meeting of Stockholders of the Company held on October 23, 2000, four proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

         PROPOSAL NO. 1 - ELECTION OF DIRECTORS
         --------------------------------------

                  A vote was taken at the Annual Meeting for the election of eight Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All eight nominees were elected. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

                                    For               Authority Withheld
                                    Nominee           From Nominee
                                    -------           ------------
         William R. Miller          24,112,191        300,230
         Alan Kessman               24,109,524        302,897
         Alan C. Sartorelli, Ph.D   24,119,469        292,952
         Michel C. Bergerac         24,108,024        304,397
         Frank T. Cary              24,103,098        309,323
         James L. Ferguson          23,848,297        564,124
         Walter B. Wriston          24,103,958        308,463
         Charles K. MacDonald       24,119,219        293,202

         PROPOSAL NO. 2 - CLASSIFIED BOARD
         ---------------------------------

                  A vote was taken at the Annual Meeting on the proposal to amend the Company's Certificate of Incorporation and to adopt the provisions relating to a classified board of directors. The proposed amendment was not adopted. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

         For              Against          Abstain
         ---              -------          -------
         11,398,551       1,018,216        109,163

         PROPOSAL NO. 3 - APPROVAL OF THE ADOPTION OF 2000 EMPLOYEE STOCK
         ----------------------------------------------------------------
         PURCHASE PLAN
         --------------

                  A vote was taken at the Annual Meeting on the proposal to approve the adoption of Vion Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan (the "Plan"). The adoption of the Plan was approved. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

         For            Against      Abstain
         ---            -------      -------
         23,911,408     394,673      106,340

         PROPOSAL NO. 4 - RATIFICATION OF SELECTION OF INDEPENDENT
         ----------------------------------------------------------
         AUDITORS
         --------

                  A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2000. The selection of Ernst & Young LLP was ratified. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

         For            Against       Abstain
         ---            -------       -------
         24,307,161     80,864        24,396

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.
               --------

               27.   Financial Data Schedule

         (b)   Reports on Form 8-K.
               -------------------

               None

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

                                            VION PHARMACEUTICALS, INC.
                                            (Registrant)

                                            By: /s/ Thomas E. Klein
                                                --------------------
                                                Thomas E. Klein
                                                Vice President - Finance
                                                (Duly authorized signatory and
                                                 Chief Financial Officer)

                                            By: /s/ Karen Schmedlin
                                                --------------------
                                                Karen Schmedlin
                                                Controller
                                                (Duly authorized signatory)

Date:  November 13, 2000