Form 10-K
period 2000-12-31
VION PHARMACEUTICALS INC
filed 2001-04-02
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000



                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-26534


                           VION PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                    Delaware                                                13-3671221
(State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                 organization)

                4 Science Park
             New Haven, Connecticut                                            06511
       (Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (203) 498-4210

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
                                 --------------
             Common Stock, $0.01 par value (together with associated
                          Common Stock Purchase Rights)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 1, 2001 was $134,439,272 based on the last sale price for the common stock on that date.

The number of shares outstanding of the registrant's common stock as of March 22, 2001 was 26,176,637.

                               TABLE OF CONTENTS

                                   FORM 10-K

Item                                                                         Page
- ----                                                                         ----
                                     PART I
1.  Business..............................................................      2
2.  Properties ..........................................................      16
3.  Legal Proceedings....................................................      16
4.  Submission of Matters to a Vote of Security Holders .................      16

                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder
       Matters...........................................................      17
6.  Selected Financial Data .............................................      18
7.  Management's Discussion and Analysis of Financial Condition and
       Results of  Operations............................................      18
7A. Quantitative and Qualitative Disclosures About Market Risk...........      23
8.  Financial Statements and Supplementary Data..........................      24
9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................      46

                                    PART III

10. Directors and Executive Officers of the Registrant..................       47
11. Executive Compensation..............................................       50
12. Security Ownership of Certain Beneficial Owners and Management......       55
13. Certain Relationships and Related Transactions......................       56

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......      56


         All statements other than statements of historical fact included in this Annual Report, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. When used in this Annual Report, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. These statements are subject to risks and uncertainties that could cause actual results and events to differ significantly.

                                     PART I

ITEM 1:  Business

General

         We are a biopharmaceutical company engaged in research, development and commercialization of therapeutics and technologies for the treatment of cancer. Our product portfolio consists of one drug delivery platform and two distinct small molecule anticancer agents.

                o TAPET'r' (Tumor Amplified Protein Expression Therapy), our drug delivery system using live Salmonella bacteria, is designed to deliver cancer-fighting drugs preferentially to solid tumors, and is currently being evaluated in Phase I human safety trials.

                o Triapine'r' prevents the replication of tumor cells by blocking a critical step in the synthesis of DNA. Triapine is currently being evaluated for its safety in Phase I single agent trials. Triapine is expected to enter single agent Phase II and combination clinical studies in the first half of 2001.

                o Sulfonyl Hydrazine Prodrugs are unique, potent alkylating agents that are currently being evaluated in preclinical studies. The lead candidate is slated to begin clinical development in the first half of 2001.

         Our product development strategy consists of two main approaches. First, we engage in product development with respect to anticancer technologies through in-house research and through collaboration with academic institutions. Second, depending on the drug market conditions and required resources, we determine the best method and/or partnership to develop, and eventually market, our products. Our current research and development programs are based on technologies that we license from Yale University.

Overview of Cancer

         Cancer is the second leading cause of death in the United States, exceeded only by heart disease. Since 1990, nearly five million Americans have died from cancer. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimates that more than 1.2 million new cases of cancer will be diagnosed in the United States in this year and 552,200 Americans are expected to die from cancer in 2001. Current statistics suggest that approximately 30% of Americans will develop cancer in their lifetime and roughly two-thirds of new cases of cancer are expected to result in death within five years.

         Cancer is characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous, it can spread to various sites in the body.

Common Treatment Methods

         The three most common methods of treating patients with cancer are surgery, radiation therapy and chemotherapy. A cancer patient often receives a combination of these methods. Surgery and radiation therapy are particularly effective in patients where the disease is localized and has not yet spread to other tissues or organs. Surgery involves the removal of the tumor and adjacent tissue. In many cases where the cancer cells have not yet spread, surgery cannot be performed because of the inaccessible location of the tumor or the danger of removing too much normal tissue along with the cancerous tissue.

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

Our Product Development Program

         We are currently developing several products for the treatment of cancer. The discussion below sets forth the development status of our core product candidates as of December 31, 2000. 'Preclinical' indicates that the product candidate selected for development has met predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal, models. Clinical evaluation involves a three-phase process. 'Phase I' indicates safety and proof-of-concept testing in a limited patient population. 'Phase II' indicates safety, dosing and efficacy testing in a limited patient population. 'Phase III' indicates safety, dosing and efficacy testing in a large patient population.

Drug Delivery Platform: TAPET'r'

         TAPET is a drug delivery system that utilizes bioengineered, genetically altered Salmonella bacteria to deliver cancer-fighting drugs preferentially to solid tumors. Extensive preclinical studies in animal models have shown that TAPET bacteria migrate to and penetrate throughout solid tumors. Inside the tumors, TAPET doubles in quantity every 30 to 45 minutes, achieving very high bacterial counts, reaching ratios in tumor versus normal tissues of 1,000:1. TAPET can be genetically engineered to deliver anticancer agents continuously within the tumor. By bringing the "drug factory" to the tumor, anticancer agents delivered by TAPET are concentrated inside the tumor and are, therefore, expected to be more efficacious against the tumor, while at the same time, less toxic to normal surrounding tissue.

         Furthermore, TAPET bacteria are genetically engineered to reduce the normal, toxic reactions to these bacteria. As an additional safety measure, TAPET bacteria remain fully sensitive to antibiotic therapies. Extensive preclinical toxicology studies in several species, including mice, rats, pigs, dogs and monkeys, have demonstrated these safety measures to be effective.

         Given our preclinical database demonstrating TAPET's potential efficacy and safety profile, we believe that TAPET may prove to be an ideal vector, or delivery mechanism, for the delivery of specific cancer-fighting drugs preferentially to solid tumors. We intend to use TAPET to deliver Vion-developed, anticancer drugs. Some of these drugs will be generic and non-proprietary, however, when combined with the TAPET system, they could result in proprietary products for us. In addition, we intend to seek multiple strategic partnerships with pharmaceutical companies to use TAPET to deliver their proprietary anticancer drugs.

         The safety and distribution of VNP20009, the Company's first TAPET bacterial candidate, is currently being evaluated in four Phase I clinical trials using two routes of administration: intratumoral (IT) and intravenous
(IV). The first trial, administered by the IT route, was initiated at the Cleveland Clinic Foundation in late 1999, and last year, Beth Israel Deaconess Medical Center in Boston, Massachusetts joined the study. This trial was designed to evaluate the safety profile, optimum biological dose and tumor localization of VNP20009. The initial results of the trial have been encouraging. Patients have tolerated treatment with minimal toxicity, and injected tumors remain colonized with TAPET bacteria for at least two weeks. Because of the excellent safety profile, we are testing the feasibility and safety of administering even higher doses directly into tumors, and we have introduced improved IT injection techniques.

         In March 2000, we began the first study of TAPET by IV administration at the National Cancer Institute (NCI) in Bethesda, Maryland and, at the same time, signed a five-year Cooperative Research and Development Agreement (CRADA) with the NCI, under the direct supervision of Steven A. Rosenberg, M.D., Ph.D., Chief of Surgery in the NCI's Division of Clinical Sciences, a renowned cancer researcher and a leading authority on the application of cytokines, tumor vaccines and other biologicals in cancer patients. Under the terms of the CRADA, Vion's scientific team will work with Dr. Rosenberg's laboratory to evaluate a number of TAPET vectors, alone and in combination with other anticancer agents, as well as to explore the mechanisms by which bacterial vectors cause antitumor activity. This represents a first step in forming an important collaboration with the NCI, which provides us with an excellent setting to further investigate the safety and biologic effects of our first TAPET vector. Two additional IV studies of TAPET were initiated in 2000, one at the Cleveland Clinic Foundation and Beth Israel Deaconess Medical Center, and another at the Royal Marsden Hospital in Sutton, England, well-respected and experienced institutions in the area of clinical cancer research. To date, the results observed in the IV trials are encouraging. In one schedule of IV administration, evidence of colonization within a metastatic tumor was obtained in some patients at the highest doses. A vast amount of biological information was also gathered in the trials. Based on this experience, the studies have been modified to continue dose escalation and to extend the duration of infusion in order to optimize tumor colonization.

         While progress has been made in terms of TAPET's clinical development, our preclinical efforts have kept an equally strong pace, in terms of both collaboration and investigation. Preclinical studies of "armed" TAPET vectors in animal models to date have shown preferential accumulation within tumors and increased antitumor activity as compared to "unarmed" TAPET vectors, as well as the delivery of a variety of anticancer products at high concentrations throughout the tumor mass. These studies have been reported at a variety of conferences in both the U.S. and Europe. Specifically, at the 2000 Annual Meeting of the American Association for Cancer Research (AACR), we presented a series of preclinical abstracts on several "armed" TAPET vectors, delivering a variety of potent anticancer agents such as DT-diaphorase, colicin E3, cytosine deaminase, endostatin and TNF(alpha), all of which demonstrated preferential replication in tumors, with tumor-to-normal tissue ratios of greater than 130-1000:1 In addition, Vion and Yale University (Yale) jointly presented preclinical data of TAPET in combination with radiation therapy, which indicated that while Vion's "unarmed" TAPET bacteria and radiotherapy alone slowed tumor growth and prolonged survival, the combination of the two prolonged survival as much as 50% over the best results obtained with radiotherapy alone.

         Ever-expanding TAPET's viability as a true platform, Vion is collaborating with New York's Memorial Sloan-Kettering Cancer Center, to explore TAPET's potential use in enhancing the imaging of solid tumors. Data presented at The International Symposium on Tumor Targeted Delivery Systems in September 2000 showed that TAPET engineered to express HSV1-TK (herpes simplex virus thymidine kinase) accumulated in the tumor tissue at ratios of 1000:1 compared to normal tissue. Injection of a radio-labeled substrate for HSV-TK resulted in the trapping of a radio-labeled compound within the confines of the tumor. Microscopic analysis of the location of the radioactivity showed a high degree of specificity for tumors, which may potentially enhance the detection and visualization of solid tumors using existing imaging technologies. These early data are encouraging, and warrant further investigation of the use of TAPET to deliver diagnostic imaging markers.

         These important findings enhance our growing preclinical database and continue to show TAPET's broad versatility in not only expressing a variety of anticancer agents, but also as a combination therapy, and as a diagnostic tool in the fight against cancer.

Anticancer Cell Therapeutics

Triapine'r'

         Triapine is a potent inhibitor of ribonucleotide reductase and, therefore, a potent inhibitor of DNA synthesis. In animal tumor models, Triapine has demonstrated a broad spectrum of activity, showing efficacy in both in vivo and in vitro tests and an ability to inhibit tumor cell growth in the murine L1210 leukemia, murine M109 lung carcinoma and human A2780 ovarian carcinoma models. Also in animal studies, Triapine has demonstrated synergy with other anticancer agents, such as topoisomerase 2 inhibitors and alkylating agents, which damage DNA. These studies demonstrate that Triapine inhibits cancer cells' ability to repair the damaged DNA.

         In March 2000, we completed a Phase I single dose study of Triapine, which was designed to assess its safety profile and pharmacokinetics when administered intravenously as a two-hour infusion every four weeks. Patients were treated on nine-dose levels of Triapine and tolerated the treatment well; furthermore, at the highest dose level, there were no clinically significant toxicities, and peak serum levels of Triapine exceeded the concentrations required to show activity against tumor cells.

         Given Triapine's favorable safety profile and pharmacokinetics, and supported by preclinical data suggesting that Triapine has the greatest effect on tumors when administered consecutively for several days, we began a second Phase I trial administered daily for five days every four weeks. In May 2000, our team initiated a third Phase I trial of Triapine administered intravenously, by continuous infusion, over a 96-hour period at the Albert Einstein College of Medicine/Montefiore Medical Center, Bronx, New York, to evaluate the safety profile and feasibility of extending injections of Triapine over several days.

         A maximum tolerated dose was reached for both the five-times daily and the 96-hour continuous infusion regimens, which were administered every 3-4 weeks. Because of the favorable safety profile, the feasibility of administering each regimen in a more compressed every other week schedule is being evaluated in clinical trials. We were pleased to observe preliminary evidence of antitumor activity in patients with advanced and chemotherapy-refractory malignancies using the five-times daily, every other week regimen. Based on this information, single agent Phase II studies of Triapine are expected to begin in 2001.

Furthermore, the Phase I studies may set the stage to begin studies of Triapine in combination with traditional anticancer agents, where in preclinical models we have observed improvement in antitumor activity compared to administration of the single agents.

Sulfonyl Hydrazine Prodrugs

         Sulfonyl Hydrazine Prodrugs (SHPs) are potent alkylating (DNA-damaging) agents, which are among the most highly effective agents in the treatment of cancer. Due to the differences in the mechanisms by which alkylating agents damage DNA, they may have different spectrums of activity and toxicity. SHPs have unique alkylating agent properties and have demonstrated broad, potent antitumor activity in mouse models with tolerable toxicity levels.

         We have licensed several classes of SHPs from Yale, including various prodrugs that are the subject of ten issued patents. Each of these alkylating agent prodrugs may target a unique property of a cancer cell, thereby destroying it. In the past year, Vion, in collaboration with Yale, identified a lead candidate of the sulfonyl hydrazine prodrug class, VNP40101M, with which to enter clinical development. Promising preclinical data on VNP40101M presented by Vion and Yale at the AACR showed broad antitumor activity against leukemia, melanoma, lung and colon carcinomas in animal models. In addition, VNP40101M demonstrated excellent penetration of the blood brain barrier with antitumor activity against leukemia in the brain, as well as activity against brain tumors and tumor cells resistant to some of the standard alkylating agents commonly used to treat various forms of human cancer. Vion has completed toxicology studies and plans to initiate clinical trials in 2001.

Promycin'r'

         Promycin is an anticancer cell therapeutic that is designed to improve the treatment of solid tumors by attacking the hypoxic, or oxygen-depleted, cells therein. Vion and Boehringer Ingelheim International GmbH (BI) of Ingelheim, Germany conducted a Phase III trial of Promycin in patients with head and neck cancer at 42 centers worldwide. In June 2000, patient accrual into Promycin clinical trials sponsored by BI was put on hold as an interim evaluation of the Phase III trial of Promycin did not meet the predetermined criteria, which would warrant continuation of accrual. Since BI agreed to assume manufacturing, supply and worldwide development expenses in December of 1999, the Company will not incur any additional expenses related to the Promycin studies.

Licensed Product and Product Candidates

MELASYN'r'

         MELASYN is a synthetic form of melanin that dissolves readily in water. Melanin is a pigment formed by cells in the skin that gives skin its color and protects it from sun damage by absorbing ultraviolet rays. We believe that MELASYN is the first water-soluble, synthetic version of melanin, making it a novel and useful ingredient for formulation of skin care products and cosmetics. The simplicity of its manufacture allows MELASYN to be produced in commercial quantities at low cost. In addition, MELASYN blends in and conforms to a person's skin tone without the orange color associated with most commercially available self-tanning products.

         In February 1998, we entered into an exclusive worldwide agreement for a three-year term to license our MELASYN technology to San-Mar Laboratories, a leading manufacturer of private label cosmetics and pharmaceuticals. Under the terms of this agreement, we granted an exclusive worldwide license to San-Mar for the manufacture and sale of products containing MELASYN. We receive a royalty on products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year during the initial three-year period. We are currently in discussion with San Mar for a new agreement, however, there is no assurance as to the outcome.

         We have also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any product candidates that we presently plan to pursue.

Novel Nucleoside Analogs

         We have licensed the development of a nucleoside analog, or synthetic molecule, known as (beta)-L-Fd4C. (beta)-L-Fd4C is an anti-viral drug capable of inhibiting the replication of the hepatitis B virus, or HBV, that has produced preclinical results superior to those of competing anti-viral drugs. We expect
(beta)-L-Fd4C to last longer and require less frequent dosage than the current treatment, 3TC. HBV is a causative agent of both acute and chronic forms of hepatitis that affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer.

         In October 1996, the U.S. Patent and Trademark Office issued a patent to Yale covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV, and Yale has licensed to us exclusive worldwide rights to the patent including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. In February 2000 we announced that we signed a licensing agreement for
(beta)-L-Fd4C with Achillion Pharmaceuticals, a privately held biopharmaceutical company located in New Haven that recently completed a financing and is commencing operations to develop and commercialize innovative antiviral therapies. Under the terms of the license agreement, Achillion will fund the development of (beta)-L-Fd4C, which it intends to develop as one of its key product candidates. In return, we will receive potential milestone payments, downstream royalties and a small equity position in Achillion.

Sponsored Research And License Agreements

         Yale/OncoRx Agreement. Under a license agreement with Yale, referred to as the Yale/OncoRx Agreement, Yale granted us nontransferable worldwide exclusive license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. This agreement also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the inventions and research, Yale will give us a first option to negotiate a commercial license for such commercial opportunities. Pursuant to this agreement, we issued to Yale 159,304 shares of our common stock, granted registration rights to Yale with respect to these shares and made a payment of $50,000. Yale is entitled to royalties on sales, if any, of resulting products and sub-licensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

         In June 1997, we amended this license agreement and another license agreement pursuant to which Yale agreed to reduce certain amounts payable by the Company in exchange for 150,000 shares of our common stock issued to Yale valued at $600,000. We have agreed with Yale that we will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. In addition, Yale, at its sole option, can terminate any sublicenses that we grant.

         Subsequent to entering into the Yale/OncoRx Agreement, we have paid approximately $8.1 million to fund certain research at Yale, including research in the laboratory of Dr. Yung-Chi Cheng, a member of our scientific advisory board, and of Dr. Sartorelli, one of our directors. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/OncoRx Agreement, we may be unable to utilize such technologies unless we negotiate additional license agreements.

         Yale/MelaRx Agreement. Under a research agreement with Yale, referred to as the Yale/MelaRx Agreement, Yale has agreed to perform a research program under the supervision of Dr. John W. Pawelek of the Department of Dermatology. The research program has primarily involved synthetic melanin and products designed to control the effects of ultraviolet radiation. In addition, under our TAPET program, Dr. Pawelek is conducting certain research regarding the use of a bacterial vector in connection with genetic therapy for melanoma.

         The agreement was renewed in June 1998 for a three-year term and provided for reimbursement to Yale for its direct and indirect costs in connection with the research program in an amount equal to $852,000 per year. Effective October 1, 2000, we, in conjunction with Yale, restructured the agreement to provide a gift to Yale of $670,000 for the year ending September 30, 2001, to support the research program.

         We entered into an additional license agreement with Yale in December 1995, under which we received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, we paid Yale a $100,000 fee, and have agreed to pay future milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

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

         Pursuant to the Yale/MelaRx Agreement, we are the exclusive licensee of a number of pending patent applications relating to our TAPET platform technology, which include claims for methods of diagnosing and/or treating various solid tumor cancers, including, but not limited to, melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to pending patent applications, U.S. and foreign, relating to our TAPET platform technology. In particular, we have filed four US non-provisional and four International patent applications related to this technology. One of the applications is co-owned with Yale, another with Memorial Sloan Kettering Cancer Center and the remaining two are exclusively owned by us. We are also the exclusive licensee of issued U.S. and foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. Of these U.S. patents and patent applications, however, only one issued patent is relevant to our MELASYN products. Patent applications relevant to the MELASYN products are pending in foreign countries.

         In connection with a collaboration with Memorial Sloan Kettering Cancer Center, as indicated above, we have filed a US non-provisional and an International patent application relating to non-invasive methods to detect solid tumors in vivo using attenuated tumor-targeted bacteria.

         In connection with the Yale/OncoRx Agreement, we are the exclusive licensee of ten issued patents relating to our sulfonyl hydrazine prodrug technology, including patents relating to treatment of trypanosomiasis and cancer and for controlling neoplastic cell growth. We are also the exclusive licensee of a number of issued and pending U.S. and foreign patent applications relating to:

o (beta)-L-Fd4C, its composition and its use for the treatment of HIV and HBV infections and their use in combination with other anti-AIDS drugs;

o the use of 3TC or mixtures containing 3TC for the treatment of HBV infection;

o    Triapine and other ribonucleotide reductase inhibitors.

         We are aware that BioChem Pharma has been granted an issued U.S. patent with claims to methods of use of a compound or a group of compounds, including 3TC, for treating HBV. We believe that the BioChem Pharma patent (as well as other BioChem Pharma patent applications and/or patents) is licensed to Glaxo Group. Under the Yale/OncoRx agreement, we have rights in a patent application with claims directed to methods for the use of 3TC or a mixture containing 3TC for treating HBV. We requested that the U.S. Patent and Trademark Office declare an Interference between the BioChem patent and the Vion patent application. An Interference is a legal proceeding held when more than one patent application or at least one patent application and one or more patents, owned by different parties, contain claims to the same subject matter. An Interference proceeding determines which one of the parties is entitled to a patent containing claims to the common subject matter. The United States Patent and Trademark Office, Board of Patent Appeals and Interferences declared an Interference between the Vion-licensed patent application from Yale University and United States patent No. 5,532,246 assigned to BioChem Pharma, Inc. While the Interference is ongoing, recently, the Patent Office re-declared the interference and placed the burden of proof on Vion. It also declared another Interference between the Vion patent application and a patent application relating to the use of 3TC to treat HBV owned by Glaxo-Wellcome Inc., in which it placed the burden of proof on Glaxo-Wellcome Inc. In both cases, all parties have an opportunity to argue their respective positions during the Interference proceedings, which are ongoing.

         We expect many developments during the course of the Interference proceedings and it may be a long time until final determinations are reached. Depending upon the length of the Interference proceedings, which could be reduced by a mutually agreed upon settlement, costs to each party could be substantial. Determinations in Interference proceedings are subject to appeal in the appropriate United States federal courts.

         Further, even if we were to prevail in both the Interferences and were to obtain a patent with claims directed to the method of use of 3TC or a mixture containing 3TC for treating HBV, we would only have the right to go to court to exclude any third party, for example, BioChem Pharma, from using 3TC or a mixture containing 3TC in a method for treating HBV. It is possible, if we were to prevail in the Interferences, other parties such as BioChem Pharma might be willing to take a license for the right to use 3TC in a method for treating HBV. There can be no guarantee that we would be successful in licensing such rights at acceptable terms.

         It should be noted that even if we were to prevail in the Interferences, we would not have any right to make, use, sell or import 3TC in the United States based on any patent we could obtain by prevailing in the Interferences.

         In addition, we are aware that third parties, including BioChem Pharma, Glaxo Group and Emory University, have filed patent applications, some of which have been issued, relating to 3TC, mixtures containing 3TC, and methods of preparation and use of 3TC or mixtures containing 3TC as an anti-viral drug. In fact, we are aware that both BioChem Pharma and Emory University have been granted patents that have claims directed to 3TC, itself, or a group of compounds including 3TC. Accordingly, even if we had rights to an issued patent with claims to a method of use of 3TC to treat HBV, we would not be able to make, use and sell or import 3TC in the United States unless we obtained a license from one or more third parties. There can be no guarantee that we could obtain such a license or that if available, the license would be on acceptable terms.

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

         Drugs and Biologicals. Preclinical development of diagnostic and therapeutic drugs and biological products is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro and in vivo testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for nonclinical studies. The results of preclinical testing are submitted to the FDA as part of an IND. The IND must become effective, informed consent must be obtained from clinical subjects, and the study must be approved by an institutional review board before human clinical trials can begin.

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

Employees

         As of December 31, 2000, we had 54 full-time employees, including 36 scientists and technicians. We plan to hire additional employees over the next 12 months to support continuing progress in both research and development. Our employees are not covered by any collective bargaining agreement. Additionally, we had 5 scientific consultants on a part-time basis.

ITEM 2. Properties

         Our principal facility consists of approximately 19,000 square feet of leased laboratory and office space in New Haven, Connecticut at an annual rental of approximately $222,000. The lease expires in May 2001, with a right to renew for an additional five years. We are currently negotiating for additional space, including discussions with our current landlord. We believe that sufficient space is available and do not expect a material increase in the cost of our facilities; however, there is no assurance as to what the ultimate cost will be.

ITEM 3. Legal Proceedings

         In the normal course of business, the Company may be subject to proceedings, lawsuits and other claims. We are aware of only one lawsuit and do not believe that any ultimate liability arising out of this action will have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on October 23, 2000, four proposals were voted upon by the Company's stockholders. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

         Proposal No. 1 - Election of Directors. A vote was taken at the Annual Meeting for the election of eight Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All eight nominees were elected. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each nominee were as follows:

                                                            Authority
                                           For          Withheld From
                                       Nominee                Nominee
                                       -------                -------
William R. Miller                   24,112,191                300,230
Alan Kessman                        24,109,524                302,897
Alan C. Sartorelli, Ph.D            24,119,469                292,952
Michel C. Bergerac                  24,108,024                304,397
Frank T. Cary                       24,103,098                309,323
James L. Ferguson                   23,848,297                564,124
Walter B. Wriston                   24,103,958                308,463
Charles K. MacDonald                24,119,219                293,202

         Proposal No. 2 - Classified Board. A vote was taken at the Annual Meeting on the proposal to amend the Company's Certificate of Incorporation and to adopt the provisions relating to a classified board of directors. The affirmative vote of holders of a majority of the outstanding shares of Common Stock and the affirmative vote of holders of a majority of the shares of Class A Preferred Stock, voting as a separate class, was required. The proposed amendment was not adopted. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each proposal were as follows:

            For                       Against                     Abstain
            ---                       -------                     -------
            11,398,551                1,018,216                   109,163

         Proposal No. 3 - Approval of the Adoption of 2000 Employee Stock Purchase Plan. A vote was taken at the Annual Meeting on the proposal to approve the adoption of Vion Pharmaceuticals, Inc. 2000 Employee Stock Purchase Plan (the Plan). The adoption of the Plan was approved. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each proposal were as follows:

           For                       Against                     Abstain
           ---                       -------                     -------
           23,911,408                394,673                     106,340

         Proposal No. 4 - Ratification of Selection of Independent Auditors. A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2000. The selection of Ernst & Young LLP was ratified. The aggregate number of votes cast by holders of common stock and Class A Convertible Preferred Stock voted in person or by proxy for each proposal were as follows:

            For                       Against                     Abstain
            ---                       -------                     -------
            24,307,161                80,864                      24,396

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information for Common Stock

         The Company's common stock has traded on The Nasdaq Stock Market'sm' since October 25, 1999, and traded on The Nasdaq SmallCap Market'sm' from April 29, 1996 until October 25, 1999, under the symbol "VION". From August 14, 1995 to April 26, 1996, the common stock traded on The Nasdaq SmallCap Market'sm' under the symbol "OCRX". The following table reflects the range of high and low closing sales prices of the common stock for each of the calendar quarters in 2000 and 1999. This information is based on closing sales prices as reported by The Nasdaq Stock Market'sm'.

                                      2000                       1999
                             ----------------------     ----------------------
                                High          Low         High           Low
                                ----          ---         ----           ---
First Quarter                $ 29.000      $  5.875     $ 7.250        $ 4.438
Second Quarter                 16.875         6.000       6.938          4.500
Third Quarter                  18.000         6.625       6.000          4.063
Fourth Quarter                 16.375         7.000       6.938          4.469

Recent Sales of Unregistered Securities

         The Company made no sales of unregistered securities during the fourth quarter of the fiscal year ended December 31, 2000.

Holders

         At March 22, 2001, there were approximately 337 holders of record of the Company's Common Stock.

Dividends

         We have never paid any cash dividends on our Common Stock. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

         The following selected financial data for each of the five years in the period ended December 31, 2000, and for the period from May 1, 1994 (inception) through December 31, 2000, are derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                                      For the Period
                                                                                                     From May 1, 1994
                                                                                                       (Inception)
                                                                                                     through December
                                               2000       1999        1998        1997         1996      31, 2000
                                           ---------------------------------------------------------------------------
                                                             (In thousands, except per share data)
Statement of Operations Data:
Total revenues                               $    947    $  3,154    $  1,956    $  5,271    $     52    $ 11,380
Total operating expenses                       17,078      14,190      12,912      10,914       8,088      73,229
Loss from operations                          (16,131)    (11,036)    (10,956)     (5,643)     (8,036)    (61,849)
Net loss                                      (14,803)    (10,769)    (10,478)     (5,343)     (7,609)    (59,008)
Preferred dividends and accretion                (606)       (710)     (4,414)     (1,132)    (11,627)    (18,489)
                                           ---------------------------------------------------------------------------
Loss applicable to common shareholders       $(15,409)   $(11,479)   $(14,892)   $ (6,475)   $(19,236)   $(77,497)
                                           ===========================================================================
Basic and diluted loss applicable to
   common shareholders per share             $  (0.64)   $  (0.74)   $  (1.24)   $  (0.75)   $  (2.52)

Weighted-average number of shares
   of common stock outstanding                 24,089      15,544      11,977       8,671       7,642

Balance Sheet Data:
Cash and cash equivalents                    $  6,198    $ 11,038    $  3,821    $  3,891    $  3,788
Working capital                                22,050       9,911       5,045      10,678       7,938
Total assets                                   25,660      13,934       9,269      13,580       9,881
Redeemable preferred stock                       --         5,179       4,854        --          --
Total shareholders' equity                     22,657       5,853       1,504      11,959       9,072

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a development stage biopharmaceutical company committed to the discovery, development and commercialization of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues consist of contract research grants, technology license fees and reimbursements for research expenses. We have generated minimal revenues and have incurred substantial operating losses from our activities.

         Our plan of operations for the next 12 months includes the following elements:

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify;

o Conduct Phase I clinical "optimization" TAPET'r' studies of the "unarmed base vector" for further safety and "optimized" selective accumulation of bacteria in the tumor;

o Conduct Phase I clinical studies of the "armed" TAPET vector for safety and selective accumulation of the bacteria and the anticancer agent within tumors;

o Conduct Phase I combination studies for safety and dosage of Triapine'r'in conjunction with standard chemotherapy treatments;

o    Conduct Phase II clinical studies of Triapine as a single agent;

o Conduct Phase I clinical studies of VNP40101M, a member of the Sulfonyl Hydrazine Prodrug class, in the United States for safety and dosage;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Revenues. Revenues for the year ended December 31, 2000 were $0.9 million as compared to $3.2 million for 1999. The decrease was primarily due to non-recurring revenues of $2.6 million in 1999 from reimbursed Promycin'r' development costs under the terms of a collaboration agreement with Boehringer Ingelheim International GmbH ("BI"), which was revised in December 1999. Under the revised contractual arrangements, BI assumed all development costs for the drug Promycin beginning in 2000, while continuing to pay Vion for certain laboratory support services. 2000 revenues from Small Business Innovation and Research ("SBIR") and other research grants increased to $0.8 million as compared to $0.3 million for the comparable 1999 period due to additional research grants received in 2000. Technology license fee revenue decreased to $79,000 for the year ended December 31, 2000, from $155,000 for 1999. The Company recorded approximately $82,000 in laboratory support service revenue for the year ended December 31, 2000 as compared to $35,000 for 1999.

         Research and Development. Total research and development expenses were $12.8 million for the year ended December 31, 2000, compared to $11.5 million for 1999. Clinical trials expenses were

$3.3 million for the year ended December 31, 2000, compared to $4.1 million for 1999. The decrease was due to BI's assumption of Promycin development costs beginning in 2000 under the revised contractual arrangements for which the Company recorded expenses of $3.4 million in 1999, partially offset by increased costs of $2.6 million associated with patient accumulation for clinical trials of TAPET and Triapine. Other research and development expenses increased to $9.6 million for the year ended December 31, 2000 from $7.4 million for 1999. The increase was primarily due to scientific personnel hired in 2000, preclinical activities related to the Company's Sulfonyl Hydrazine Prodrug technology and other research support related to a cooperative research agreement ("CRADA") with the National Cancer Institute and a research gift to Yale University ("Yale"). The Company expects research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses were $4.3 million as compared to $2.7 million in 1999. The increase was primarily due to higher professional and patent-related fees.

         Interest Income and Expense. Interest income increased to $1.3 million for the year ended December 31, 2000, from 1999 interest income of $0.3 million. The increase was due to higher levels of invested funds as a result of net proceeds received from a public offering in October 1999 and from 2000 option and warrant exercises.

         Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion for the year ended December 31, 2000, decreased to $0.6 million from $0.7 million for the comparable 1999 period. Dividends and accretion primarily represent non-cash dividends and the accretion of dividends related to the Company's preferred stock. During 2000, all outstanding shares of preferred stock were converted or redeemed.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders increased to $15.4 million, or $0.64 per share on a higher number of shares outstanding, for the year ended December 31, 2000, from $11.5 million, or $0.74 per share, for 1999 as a result of the net loss and preferred dividends and accretion reported.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

         Revenues. Fiscal 1999 revenues increased to $3.2 million from $2 million for the year ended December 31, 1998. The increase was primarily due to higher reimbursed development costs under our collaboration agreement with BI totaling $2.6 million for the year ended December 31, 1999, compared with $1.6 million for 1998. In 1999, the Company recorded $35,000 in laboratory support service revenue for the first time under the revised BI arrangement. In addition, reimbursements of expenses from SBIR grants on TAPET and Triapine increased to $336,000 in 1999, compared to $309,000 in 1998.

         Research and Development. Total research and development expenses increased to $11.5 million for the year ended December 31, 1999 as compared to $10.7 million for the same period in 1998. Clinical trials expenses were $4.1 million for the year ended December 31, 1999, compared to $3.4 million for 1998. The increase is primarily due to higher costs associated with patient accumulation for the Triapine Phase I clinical trial and expenses for TAPET preclinical development and, to a lesser extent, costs related to patient accumulation for the Promycin head and neck Phase III trial.

         General and Administrative. General and administrative expenses increased to $2.7 million in 1999 from $2.2 million in 1998. The 1999 increase was primarily due to costs associated with management changes and increased legal and patent fees.

         Interest Income and Expense. Interest income on invested funds decreased to $0.3 million in 1999 from $0.5 million in 1998. The change reflects the level of invested funds during each period. Interest expense decreased to approximately $35,000 in 1999 compared to $62,000 in 1998.

         Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion decreased from $4.4 million for the year ended December 31, 1998 to $0.7 million for 1999. The amounts included primarily represent non-cash dividends related to the issuance of the 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock") in 1998. The amounts for 1998 also include additional dividend requirements equal to the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of the Class B Convertible Preferred Stock. Since the Class B Convertible Preferred Stock was entirely converted into common stock in August 1998, none of the dividend requirements relating to the conversion impacted 1999. Additionally, the annual accretion of dividends related to the issuance of the Series 1998 Preferred Stock is included in the amounts described above.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders decreased from $14.9 million, or $1.24 per share, in 1998 to $11.5 million, or $0.74 per share, in 1999 as a result of the net loss and the effects of the preferred dividends and accretion.

Liquidity and Capital Resources

         At December 31, 2000, we had cash, cash equivalents and short-term investments of $24.4 million. The increase in cash, cash equivalents and short-term investments in 2000 was primarily the result of net proceeds to the Company from option and warrant exercises.

         In October 1999, the Company completed a public offering of 2.53 million shares of newly issued common stock, including shares sold to the underwriter upon the exercises of its over-allotment option, resulting in net proceeds to the Company of $11.05 million.

         In connection with Vion's initial public offering in 1995, Unit Purchase Options ("UPOs") and underlying Class A and Class B Warrants were granted to underwriters. Prior to their expiration in August 2000, holders of the remaining 113,333 UPOs exercised the UPOs and underlying Class A and B Warrants resulting in aggregate net proceeds to the Company of approximately $2.2 million for the year ended December 31, 2000.

         The Company notified registered holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the "Redemption Date"). The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. As of the Redemption Date, the Company had received net proceeds of $5.1 million from the exercise of 1.2 million Class A Warrants.

         The Company notified registered holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000 (the "Redemption Date"). The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. As of the Redemption Date, the Company had received net proceeds of $15.9 million from the exercise of 2.6 million Class B Warrants.

          The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000 and, in accordance with the terms of the Series 1998 Preferred Stock, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1,507,024 common shares at the $3.60 conversion price, effective February 22, 2000.

         The Company's common stock traded above $9.9375 for a period of 20 consecutive trading days ending on February 17, 2000 and, in accordance with the terms of the Class A Convertible Preferred Stock, the Company notified the holders of outstanding shares of its intention to redeem their preferred stock on December 26, 2000 (the "Redemption Date"). Prior to the Redemption Date, 1,405 shares of preferred stock were converted by the holders and 3,906 shares of common stock were issued upon conversion. The remaining 545 shares of preferred stock were redeemed for $5,450 in the aggregate and werecancelled as of the Redemption Date.

         During the year ending December 31, 2001, the Company is required to make payments totaling $350,000 under the CRADA agreement and will contribute $335,000 for the balance of the Yale research gift.

         The lease for our facility is expiring and we are negotiating for additional space, including discussions with our current landlord. We believe that sufficient space is available and do not expect a material increase in the cost of our facilities, however, there is no assurance as to what the ultimate cost will be.

         We currently estimate that our existing cash, cash equivalents and short-term investments totaling $24.4 million at December 31, 2000, will be sufficient to fund our planned operations through the first quarter of 2002. As of December 31, 2000, we estimate that the amount required to fund all operations net of cash inflows for the next twelve months is approximately $18 million. However, our cash requirements may vary materially from those now planned because of the results of research, development, clinical trials and product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to complete our product development and clinical trials and raise substantial capital to fund operations, however, there is no assurance about raising additional capital or what the terms may be.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company accounts for its investments in debt and equity securities ("Investments") in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). All Investments are treated as available-for-sale under SFAS 115.

         Investments in fixed-rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. The Company's investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure.

ITEM 8. Financial Statements and Supplementary Data

                         Report of Independent Auditors

The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.

We have audited the accompanying balance sheet of Vion Pharmaceuticals, Inc.
(a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000 and the period from May 1, 1994 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audi to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and the period from May 1, 1994 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP

Stamford, Connecticut
February 14, 2001

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                           December 31,
                                                                                       2000            1999
                                                                                ------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                     $   6,197,725    $  11,038,209
  Short-term investments                                                           18,159,759             --
                                                                                ------------------------------
    Total cash, cash equivalents and short-term investments                        24,357,484       11,038,209
  Interest receivable                                                                 299,847           67,053
  Accounts receivable                                                                 144,447        1,592,583
  Other current assets                                                                250,779          108,404
                                                                                ------------------------------
    Total current assets                                                           25,052,557       12,806,249
  Property and equipment, net                                                         577,277          659,823
  Security deposits                                                                    29,910           49,851
  Research contract prepayments                                                          --            417,882
                                                                                ------------------------------
    Total assets                                                                $  25,659,744    $  13,933,805
                                                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Obligation under capital leases - current                                     $       6,181    $     160,328
  Accounts payable and accrued expenses                                             2,996,862        2,734,745
                                                                                ------------------------------
    Total current liabilities                                                       3,003,043        2,895,073
  Obligation under capital leases - long term                                            --              6,181
                                                                                ------------------------------
    Total liabilities                                                               3,003,043        2,901,254
                                                                                ------------------------------

Redeemable Preferred Stock:
  5% convertible preferred stock Series 1998, $0.01 par value, authorized:
   15,000 shares; issued and outstanding: none and 5,000 shares at
   December 31, 2000 and 1999, respectively (redemption value
   $5,387,000 at December 31, 1999)                                                      --          5,179,287

Shareholders' Equity:
  Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
    Class A convertible preferred stock, $0.01 par value, authorized:
     3,500,000 shares; issued and outstanding: none and 498,194 at December 31, 2000 and 1999, respectively (liquidation
     preference $4,982,000 at December 31, 1999)                                         --              4,982
    Class B convertible preferred stock, $0.01 par value, authorized:
     100,000 shares; issued and outstanding: none                                        --               --
    Class C convertible preferred stock, $0.01 par value, authorized:
     25,000 shares; issued and outstanding: none                                         --               --
  Common stock, $0.01 par value, authorized: 35,000,000 shares;
   issued and outstanding: 26,167,642 and 18,242,119 shares
   at December 31, 2000 and 1999, respectively                                        261,676          182,421
  Additional paid-in-capital                                                      100,027,227       68,012,183
  Deferred compensation                                                                  --             (2,864)
  Accumulated other comprehensive income                                              120,000             --
  Accumulated deficit                                                             (77,752,202)     (62,343,458)
                                                                                ------------------------------
                                                                                   22,656,701        5,853,264
                                                                                ------------------------------
Total liabilities and shareholders' equity                                      $  25,659,744    $  13,933,805
                                                                                ==============================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Operations

                                                                                            For the
                                                                                          Period from
                                                                                          May 1, 1994
                                                         For the Year                     (Inception)
                                                             Ended                          through
                                                          December 31,                    December 31,
                                              2000            1999             1998           2000
                                         -------------------------------------------------------------
Revenues:
  Contract research grants               $    786,842    $    335,767    $    308,787    $  1,531,396
  Research support                               --         2,628,039       1,647,202       5,498,153
  Technology license fees                      78,611         155,388            --         4,233,999
  Laboratory support services                  81,912          35,000            --           116,912
                                         -------------------------------------------------------------
    Total revenues                            947,365       3,154,194       1,955,989      11,380,460
                                         -------------------------------------------------------------

Operating expenses:
  Research and development                  9,568,482       7,387,302       7,280,027      44,320,024
  Clinical trials                           3,259,212       4,109,347       3,429,374      12,578,900
                                         -------------------------------------------------------------
    Total research and development         12,827,694      11,496,649      10,709,401      56,898,924
  General and administrative                4,251,117       2,693,248       2,202,944      16,330,630

Interest Income                            (1,341,038)       (301,382)       (540,240)     (3,048,608)
Interest Expense                               12,624          34,603          61,553         207,893
                                         -------------------------------------------------------------
  Net Loss                                (14,803,032)    (10,768,924)    (10,477,669)    (59,008,379)

Preferred stock dividends and accretion      (605,712)       (709,781)     (4,414,050)    (18,488,687)
                                         -------------------------------------------------------------

Loss applicable to common shareholders   $(15,408,744)   $(11,478,705)   $(14,891,719)   $(77,497,066)
                                         =============================================================
Basic and diluted loss applicable to
 common shareholders per share                 $(0.64)         $(0.74)         $(1.24)
                                         -------------------------------------------------------------

Weighted-average number of shares of
 common stock outstanding                  24,089,164      15,543,701      11,977,121
                                         -------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                          Class A              Class B
                                                        Convertible          Convertible
                                                      Preferred Stock       Preferred Stock       Common Stock
                                                 ----------------------------------------------------------------   Treasury
                                                     Shares     Amount   Shares    Amount     Shares       Amount     Stock
                                                 ----------------------------------------------------------------------------
Common stock issued for cash - July 1994                  --   $     --      --    $  --     2,693,244  $  26,932     $ --
Common stock issued for services -
   August 1994                                                                                 159,304      1,593
Net loss
                                                 ----------------------------------------------------------------------------
Balance at December 31, 1994                              --   $     --      --    $  --     2,852,548  $  28,525     $ --
                                                 ----------------------------------------------------------------------------
Stock options issued for compensation -
   February 1995
Reverse acquisition of MelaRx
   Pharmaceuticals,  Inc. - April 1995                                                       2,000,000     20,000
Shares repurchased pursuant to
   employment agreements - April 1995                                                         (274,859)    (2,749)
Private placement of common stock -
   April 1995                                                                                   76,349        763
Warrants issued with bridge notes -
   April 1995
Initial public offering of units of one
   common share, one Class A warrant and
   one Class B warrant at $4.00 per unit -
   August 1995 and September 1995                                                            2,875,000     28,750
Issuance of common stock                                                                         1,250         13
Receipts from sale of unit purchase option
Net loss
                                                 ----------------------------------------------------------------------------
Balance at December 31, 1995                              --   $     --      --    $  --     7,530,288  $  75,302     $ --
                                                 ----------------------------------------------------------------------------
Issuance of Class A convertible preferred stock    1,250,000     12,500
Conversion of Class A convertible preferred stock   (164,970)    (1,650)                       458,255      4,582
Class A convertible preferred stock dividend          21,998        220
Issuance of common stock                                                                        29,418        294
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                 -----------------------------------------------------------------------------
Balance at December 31, 1996                       1,107,028   $ 11,070      --    $  --     8,017,961  $  80,178     $ --
                                                 -----------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                                  (396,988)    (3,970)                     1,102,757     11,028
Class A convertible preferred stock dividend          47,592        476
Issuance of Class B convertible preferred stock                           4,850       49
Conversion of Class B convertible preferred stock                          (258)      (3)       64,642        647
Accretion of dividend payable on Class B
   convertible preferred stock
Extension/reassurance of underwriter warrants
Exercise of warrants                                                                               238          3
Issuance of common stock                                                                       598,336      5,983
Exercise of stock options                                                                       50,000        500
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                 ----------------------------------------------------------------------------
Balance at December 31, 1997                         757,632   $  7,576   4,592    $  46     9,833,934   $ 98,339     $ --
                                                 ----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



                                                                                  Accumulated
                                                    Additional                       Other                           Total
                                                     Paid-in       Deferred      Comprehensive    Accumulated    Shareholders'
                                                     Capital     Compensation       Income          Deficit         Equity
                                                  -----------------------------------------------------------------------------
Common stock issued for cash - July 1994           $        --     $      --         $  --       $    (19,877)   $      7,055
Common stock issued for services -
   August 1994                                                                                         (1,176)            417
Net loss                                                                                             (475,946)       (475,946)
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1994                       $        --     $      --         $  --       $   (496,999)   $   (468,474)
                                                  -----------------------------------------------------------------------------
Stock options issued for compensation -
   February 1995                                       540,000                                                        540,000
Reverse acquisition of MelaRx
   Pharmaceuticals,  Inc. - April 1995               4,300,000                                                      4,320,000
Shares repurchased pursuant to
   employment agreements - April 1995                                                                   2,029            (720)
Private placement of common stock -
   April 1995                                          205,237                                                        206,000
Warrants issued with bridge notes -
   April 1995                                          200,000                                                        200,000
Initial public offering of units of one
   common share, one Class A warrant and
   one Class B warrant at $4.00 per unit -
   August 1995 and September 1995                    9,667,460                                                      9,696,210
Issuance of common stock                                   488                                                            501
Receipts from sale of unit purchase option                 250                                                            250
Net loss                                                                                           (9,530,535)     (9,530,535)
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1995                       $14,913,435     $      --         $  --       $(10,025,505)   $  4,963,232
                                                  -----------------------------------------------------------------------------
Issuance of Class A convertible preferred stock     22,890,075                                    (11,371,523)     11,531,052
Conversion of Class A convertible preferred stock       (2,932)                                                            --
Class A convertible preferred stock dividend           255,661                                       (255,881)             --
Issuance of common stock                               102,426                                                        102,720
Compensation associated with stock option grants       190,407      (190,407)                                              --
Amortization of deferred compensation                                 83,647                                           83,647
Net loss                                                                                           (7,608,679)     (7,608,679)
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1996                       $38,349,072     $(106,760)        $  --       $(29,261,588)   $  9,071,972
                                                  -----------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                                      (7,058)                                                            --
Class A convertible preferred stock dividend           623,038                                       (623,514)             --
Issuance of Class B convertible preferred stock      4,851,662                                       (369,861)       4,481,850
Conversion of Class B convertible preferred stock         (644)                                                            --
Accretion of dividend payable on Class B
   convertible preferred stock                         138,365                                       (138,365)             --
Extension/reassurance of underwriter warrants          168,249                                                        168,249
Exercise of warrants                                        (6)                                                            (3)
Issuance of common stock                             3,463,818                                                      3,469,801
Exercise of stock options                               19,500                                                         20,000
Compensation associated with stock option grants        55,643                                                         55,643
Amortization of deferred compensation                                 34,632                                           34,632
Net loss                                                                                           (5,343,594)     (5,343,594)
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1997                       $47,661,639     $ (72,128)        $  --       $(35,736,922)   $ 11,958,550
                                                  -----------------------------------------------------------------------------

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                                 (Continued)

                                                          Class A              Class B
                                                        Convertible          Convertible
                                                      Preferred Stock       Preferred Stock       Common Stock
                                                 ----------------------------------------------------------------   Treasury
                                                     Shares     Amount   Shares    Amount     Shares       Amount     Stock
                                                 ----------------------------------------------------------------------------
Accretion of dividend payable on Class B
   convertible preferred stock
Conversion of Class B convertible preferred
   stock                                                                 (4,592)     (46)    1,205,178     12,052
Premium on Conversion dividend on class B
   convertible preferred stock                                                                 585,898      5,859
Conversion of Class A convertible preferred
    stock                                           (174,981)    (1,749)                       486,062      4,860
Class A convertible preferred stock dividend          34,005        340
Discount on Series 1998 convertible preferred
    stock
Series 1998 convertible preferred stock
    accretion
Common stock issued in exchange for cancellation
    of outstanding warrants                                                                  1,792,952     17,929

Exercise of stock options                                                                       32,750        328
Exercise of warrants                                                                            16,272        163
Compensation associated with stock option grants
Amortization of deferred compensation
Net loss
                                                   -------------------------------------------------------------------------
Balance at December 31, 1998                         616,656   $  6,167      --    $  --    13,953,046  $ 139,530   $     --
                                                   -------------------------------------------------------------------------
Conversion of Class A convertible preferred stock   (144,612)    (1,446)                       401,707      4,018
Class A convertible preferred stock dividend          26,150        261
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for cancellation
   of outstanding warrants                                                                         102          1
Exercise of stock options                                                                      470,886      4,709   (196,159)
Retirement of treasury stock                                                                   (35,659)      (357)   196,159
Exercise of warrants                                                                            26,296        263
Issuance of common stock                                                                     3,425,741     34,257
Amortization of deferred compensation
Net loss
                                                   -------------------------------------------------------------------------
Balance at December 31, 1999                         498,194   $  4,982      --    $  --    18,242,119   $182,421   $     --
                                                   -------------------------------------------------------------------------
Conversion of Class A convertible preferred stock   (502,928)    (5,029)                     1,397,035     13,970
Redemption of Class A convertible preferred stock       (545)        (5)
Class A convertible preferred stock dividend           5,279         52
Series 1998 convertible preferred stock accretion
Conversion of Series 1998 convertible preferred stock                                        1,507,024     15,070
Exercise of stock options                                                                      650,409      6,504
Exercise of warrants                                                                         4,371,055     43,711
Compensation associated with stock option grants
Amortization of deferred compensation
Change in net unrealized gains and losses
Net loss
                                                   -------------------------------------------------------------------------
Balance at December 31, 2000                              --   $     --      --    $  --    26,167,642  $ 261,676   $     --
                                                   =========================================================================

The accompanying notes are an integral part of these financial statements.





                                                                                    Accumulated
                                                       Additional                      Other                           Total
                                                        Paid-in       Deferred     Comprehensive    Accumulated    Shareholders'
                                                        Capital     Compensation      Income          Deficit         Equity
                                                     ---------------------------------------------------------------------------
Accretion of dividend payable on Class B
   convertible preferred stock                            286,776                                     (286,776)            --
Conversion of Class B convertible preferred
   stock                                                  (12,006)                                                         --
Premium on Conversion dividend on class B
   convertible preferred stock                          2,043,532                                   (2,049,391)            --
Conversion of Class A convertible preferred                                                                                --
    stock                                                  (3,111)
Class A convertible preferred stock dividend              329,206                                     (329,546)            --
Discount on Series 1998 convertible preferred
    stock                                               1,597,218                                   (1,597,218)
Series 1998 convertible preferred stock
    accretion                                                  --                                     (151,119)      (151,119)
Common stock issued in exchange for cancellation
    of outstanding warrants                             8,441,442
                                                       (8,502,064)                                                    (42,693)
Exercise of stock options                                 119,854                                                     120,182
Exercise of warrants                                       10,910                                                      11,073
Compensation associated with stock option grants           51,252                                                      51,252
Amortization of deferred compensation                                    34,632                                        34,632
Net loss                                                                                           (10,477,669)   (10,477,669)
                                                    --------------------------------------------------------------------------
Balance at December 31, 1998                          $52,024,648     $ (37,496)      $     --    $(50,628,641)  $  1,504,208
                                                    --------------------------------------------------------------------------
Conversion of Class A convertible preferred stock          (2,572)                                                         --
Class A convertible preferred stock dividend              384,738                                     (384,999)            --
Series 1998 convertible preferred stock
   accretion                                                                                          (324,782)      (324,782)
Common stock issued in exchange for cancellation
   of outstanding warrants                                    473                                                         474
Exercise of stock options                                 650,028                                      (40,310)       418,268
Retirement of treasury stock                                                                          (195,802)            --
Exercise of warrants                                         (263)                                                         --
Issuance of common stock                               14,955,131                                                  14,989,388
Amortization of deferred compensation                                    34,632                                        34,632
Net loss                                                                                           (10,768,924)   (10,768,924)
                                                    --------------------------------------------------------------------------
Balance at December 31, 1999                          $68,012,183     $  (2,864)      $     --   $ (62,343,458)  $  5,853,264
                                                    --------------------------------------------------------------------------
Conversion of Class A convertible preferred stock          (8,941)                                                         --
Redemption of Class A convertible preferred stock          (5,445)                                                     (5,450)
Class A convertible preferred stock dividend              247,482                                     (247,534)            --
Series 1998 convertible preferred stock accretion                                                     (358,178)      (358,178)
Conversion of Series 1998 convertible preferred stock   5,522,395                                                   5,537,465
Exercise of stock options                               2,868,558                                                   2,875,062
Exercise of warrants                                   23,270,995                                                  23,314,706
Compensation associated with stock option grants          120,000                                                     120,000
Amortization of deferred compensation                                     2,864                                         2,864
Change in net unrealized gains and losses                                              120,000                        120,000
Net loss                                                                                           (14,803,032)   (14,803,032)
                                                    --------------------------------------------------------------------------
Balance at December 31, 2000                         $100,027,227     $      --       $120,000   $ (77,752,202)  $ 22,656,701
                                                    ==========================================================================

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                                                                                       For The Period
                                                                                                        From May 1,
                                                                        For the                       1994 (Inception)
                                                                       Year Ended                        through
                                                                      December 31,                      December 31,
                                                          2000           1999             1998             2000
                                                      --------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                              $(14,803,032)   $(10,768,924)   $(10,477,669)   $(59,008,379)
 Adjustments to reconcile net loss to net cash
  used in operating activities-
   Purchased research and development                            --              --              --       4,481,405
   Amortization of financing costs                               --              --              --         345,439
   Depreciation and amortization                            450,482         495,370         496,776       1,897,834
   Decrease (increase) in receivables and other
    current assets                                        1,072,967        (409,224)       (511,165)       (694,087)
   Decrease (increase) in other assets                      437,823             559         (16,453)        (28,195)
   Increase in accounts payable and accrued expenses        262,117         297,063       1,563,332       2,962,330
   Extension/reissuance of placement agent warrants              --              --              --         168,249
   Stock issued for services                                     --              --              --         600,417
   Non-cash compensation                                    122,864          34,632          85,884         957,302
                                                      --------------------------------------------------------------
Net cash used in operating activities                   (12,456,779)    (10,350,524)     (8,859,295)    (48,317,685)
                                                      --------------------------------------------------------------

Cash flows from investing activities:
 Purchases of marketable securities                     (38,298,898)             --      (2,498,422)    (63,006,486)
 Maturities of marketable securities                     20,259,139       2,594,497       6,992,465      44,966,727
 Acquisition of fixed assets                               (367,936)       (129,009)       (221,280)     (1,530,678)
                                                      --------------------------------------------------------------
Net cash (used in) provided by investing
 activities                                             (18,407,695)      2,465,488       4,272,763     (19,570,437)
                                                      --------------------------------------------------------------

Cash flows from financing activities:
 Initial public offering                                         --              --              --       9,696,210
 Net proceeds from issuance of common stock               2,875,062      15,408,130          77,489      21,566,758
 Net proceeds from issuance of preferred stock                   --              --       4,703,386      20,716,288
 Net proceeds from exercise of Class A
  Warrants                                                5,675,480              --              --       5,675,480
 Net proceeds from exercise of Class B
  Warrants                                               17,538,084              --              --      17,538,084
 Net proceeds from exercise of placement
  agent warrants                                            101,142              --              --         101,142
 Repayment of equipment capital leases                     (160,328)       (306,119)       (274,803)       (921,595)
 Other financing activities, net                             (5,450)             --          11,073        (286,520)
                                                      --------------------------------------------------------------
Net cash provided by financing activities                26,023,990      15,102,011       4,517,145      74,085,847
                                                      --------------------------------------------------------------

(Decrease) increase in cash and cash
 equivalents                                             (4,840,484)      7,216,975         (69,387)      6,197,725
Cash and cash equivalents, beginning of period           11,038,209       3,821,234       3,890,621              --
                                                      --------------------------------------------------------------
Cash and cash equivalents, end of period               $  6,197,725    $ 11,038,209    $  3,821,234    $  6,197,725
                                                      ==============================================================

Supplemental schedule of non-cash investing and financing activities:

   o Capital lease obligations of $22,899 were incurred for the year ended December 31, 1998, for laboratory and office equipment. No obligations were incurred for the years ended December 31, 2000 and 1999.

   o Cash paid for interest was $12,624, $34,603 and $61,553 for the years ended December 31, 2000, 1999 and 1998, and $207,893 for the period from May 1, 1994 (inception) through December 31, 2000.

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1. The Company

Vion Pharmaceuticals, Inc., formerly OncoRx, Inc., (the "Company") was incorporated in May 1993 and began operations on May 1, 1994. The Company is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies.

In April 1995, the Company merged into OncoRx Research Corp. ("Research"), a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ("MelaRx"), which was renamed OncoRx, Inc. after the merger. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx, the 100% owner of Research, in exchange for all 2,000,000 outstanding shares of common stock of the Company valued at $2.16 per share (fair value). In August 1995, the Company completed an initial public offering (refer to Note 4) resulting in net proceeds to the Company of approximately $9.7 million.

As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction was recorded as a purchase in the Company's financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The excess of cost over the fair value of MelaRx's net tangible assets, $4.5 million, was treated as purchased research and development and expensed immediately.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include investments with original maturities of three months or less.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at cost, which approximates fair value, because of their short-term nature, except short-term investments which are carried at market.

Short-Term Investments

The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments in debt and equity securities, which typically mature in one year or less, are classified as available for sale and are carried at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities at December 31, 2000 were as follows (in thousands):


                                         Gross         Gross
                                       Unrealized    Unrealized
                                        Holding       Holding
                          Cost            Gains         Losses    Fair Value
                  --------------------------------------------------------------

 Debt Securities        $18,040           $140          $(20)      $18,160
                  ==============================================================

No gross realized losses related to investments have been incurred to date.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):


                                                        2000          1999
                                             ------------------------------------------
Office equipment                                      $    379          $   257
Furniture and fixtures                                     205              174
Laboratory equipment                                       573              394
Leasehold improvements                                     367              331
Equipment under capital lease                              951              951
                                             ------------------------------------------
                                                         2,475            2,107
Accumulated depreciation and amortization               (1,898)          (1,447)
                                             ------------------------------------------
Property and equipment, net                           $    577          $   660
                                             ==========================================


Depreciation expense was $0.5 million for each of the years ended December 31, 2000, 1999 and 1998 and $1.9 million for the period from inception (May 1, 1994) through December 31, 2000.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Revenue Recognition

Contract Research Grants. In 1998 and 1999, the Company was awarded Small Business Innovation Research ("SBIR") grants from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase programs. The grants allowed reimbursement of direct costs of up to $848,329. For the years ended December 31, 2000, 1999 and 1998, revenues of $197,389, $335,767, and $308,787, respectively, from these expired grants have been recognized as the costs were incurred.

In January 2000, the Company received a two-year SBIR grant from the National Institutes of Health/National Cancer Institute for TAPET research. The grant allows reimbursement of direct costs of up to $750,000 and expires December 31, 2001. For the year ended December 31, 2000, revenue of $371,676 from this grant has been recognized as the costs were incurred.

In April 2000, the Company received a six-month SBIR grant for $100,000 from the National Institutes of Health/National Cancer Institute for TAPET research. For the year ended December 31, 2000, revenue of $100,000 from this grant has been recognized as the costs were incurred.

In August 2000, the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") were awarded a $141,000 research contract by the National Cancer Institute to study the use of Vion's TAPET bacterial vector technology (Tumor Amplified Protein Expression Therapy) for the diagnostic imaging of tumors. The focus of this joint effort by MSKCC and Vion is to perform a preliminary investigation of TAPET-based tumor diagnostic imaging in pre-clinical animal models, as well as to determine the suitability of this approach for tumor diagnosis based on defined molecular signatures. For the year ended December 31, 2000, revenue of $117,777 has been recognized as revenue from this contract.

Technology License Fees. The Company has recognized revenue from fees, including nonrefundable upfront fees, under license agreements with Boehringer Ingelheim International GmbH, San Mar Laboratories and others (refer to Note 3) totaling $78,611, $155,388, $0 and $4,233,999 for the years ended December 31, 2000, 1999 and 1998 and the period from May 1, 1994 (inception) through December 31, 2000, respectively. During the fourth quarter of 2000, the Company adopted, as required, the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain nonrefundable upfront fees over the life of the related collaboration agreement. There was no impact from the adoption of SAB 101 on the Company's financial statements for the years ended December 31, 2000, 1999 and 1998.

Per Share Data

The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share amounts):

                                                       2000           1999           1998
                                                    -------------------------------------------

Numerator:
  Net loss                                             $(14,803)      $(10,769)      $(10,478)
  Preferred stock dividends and accretion                  (606)          (710)        (4,414)
                                                    -------------------------------------------
  Numerator for basic and diluted loss applicable
   to common shareholders per share                     (15,409)       (11,479)       (14,892)

Denominator:
  Weighted-average number of shares of
   common stock outstanding                              24,089         15,544         11,977
                                                    -------------------------------------------
Basic and diluted loss applicable to common
shareholders per share                                 $  (0.64)      $  (0.74)      $  (1.24)
                                                    ===========================================


For additional disclosures regarding warrants and preferred stock, refer to Note
4. For additional disclosures regarding stock options, refer to Note 5. These potentially dilutive securities were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

Reclassifications

Certain reclassifications have been made to prior years' balances to conform with the current year's presentation.

3. Research and License Agreements

Boehringer Ingelheim Agreement

In November 1997, the Company and Boehringer Ingelheim International GmbH ("BI") entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin'r', an anticancer agent. The original agreement provided the Company with exclusive co-promotion rights to Promycin in the United States and Canada and gave BI exclusive worldwide rights to market and sell Promycin outside the United States and Canada. Under the original agreement, the Company was also responsible for the manufacturing and supply of Promycin for all territories and was obliged to share worldwide development costs.

In exchange for these rights, the Company received $4.0 million in upfront technology access fees and net proceeds of $2.9 million from the sale of 448,336 shares of common stock at a premium to the then current market price. BI also reimbursed the Company for certain initial development costs and agreed to share in future worldwide development costs.

The Company was required to use the BI license fee of $4.0 million exclusively for Promycin development expenses. The Company recorded $2.6 million and $1.6 million of Promycin development expenses as research support revenue under the original agreement for 1999 and

1998, respectively. Included in accounts receivable as of December 31, 1999, are amounts due from BI of $1.5 million.

The original agreement was amended in December 1999 to provide BI with exclusive worldwide rights to sell and market Promycin. The Company was not required to return the technology access fees and BI agreed to assume manufacturing, supply and worldwide development expenses in return for paying reduced future royalties and milestone payments to the Company.

In June 2000, patient accrual into Promycin clinical studies sponsored by BI was put on hold as an interim evaluation of a Phase III trial of Promycin did not meet the predetermined criteria which would warrant continuation of accrual. The Company will not incur any additional expense for costs associated with the studies.

Covance Agreement

In 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company contracted to Covance the selection and management of clinical sites and the preparation of clinical trial reports arising from clinical trials performed by Covance regarding the Company's product candidate Promycin for the inclusion in a regulatory submission.

During the fourth quarter of 1999, the Company and Covance agreed to terminate the Agreement subject to the assumption of clinical site management responsibilities by BI. BI also agreed to contract with Covance for future patient randomization, assignment and clinical trial supply management.

The Company incurred expenses for Promycin-related costs paid to Covance and other parties of $3.5 million and $3.4 million for the years ended December 31, 1999 and 1998, respectively, under these agreements, which have been recorded as clinical trials expenses, a component of total research and development expense. Included in the Company's total current liabilities at December 31, 1999, are amounts due Covance Development Service Corporation of $0.7 million.

Yale/OncoRx Agreement

In 1994, Yale University ("Yale") granted the Company a nontransferable worldwide exclusive license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

Yale/MelaRX Agreement

Pursuant to a License Agreement between the Company and Yale, the Company obtained rights to a synthetic form of melanin, which the Company has named MELASYN'r'. In 1998, the Company agreed to be the exclusive selling agent for MELASYN and licensed its MELASYN technology in an agreement with San Mar Laboratories ("San Mar"), a manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the agreement, Vion granted a worldwide exclusive license to San Mar for the manufacture and sales of products containing MELASYN. Vion receives a license fee from products sold by San Mar with guaranteed minimum annual royalties of $50,000 per year during the initial three-year period.

In 1995, the Company and Yale entered into a License Agreement pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to this agreement, the Company paid Yale a $100,000 fee, and has agreed to pay future milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues.

Yale Research Agreement

In 1992, the Company entered into a Research Agreement with Yale to provide funding for certain research projects performed under the direction and supervision of Dr. John Pawelek of the Department of Dermatology. The agreement was renewed in June 1998 for a 3-year period and provided for funding of $852,000 per year expiring June 30, 2001. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET. The Company also has an option to obtain an exclusive license for any inventions that result from research projects by Yale, which are related to synthetic melanin funded by the Company.

Effective October 1, 2000, the Company, in conjunction with Yale, restructured the Research Agreement to provide a gift to Yale of $670,000 for the year ended September 30, 2001, to support the research projects. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development cost in the fourth quarter of 2000. Included in the Company's total current liabilities at December 31, 2000, is $335,000 for the balance of the gift to be paid to Yale in 2001.

The Company was granted exclusive licenses by Yale to inventions in countries where patents are effective and nonexclusive licenses elsewhere expiring over the lives of the patents and 20 years, respectively. The Company is obligated to pay royalties on sales of licensed products. No amounts have been paid or are due to Yale through December 31, 2000 under this agreement

Cooperative Research and Development Agreement

On April 1, 2000, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies for research and development projects using CRADA funds, personnel and "in kind" resources supplied by the Company. The Company is required to contribute $350,000 per year for a period of five years, payable quarterly, to be used for material support as well as for work to be performed by National Cancer Institute staff. For the year ended December 31, 2000, $262,500 has been recorded as research and development expense under this agreement.

4. Shareholders' Equity

In 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (refer to Note 1). Shortly prior to the consummation of the merger, the Company issued 76,349 shares of common stock for net proceeds of $206,000 after deducting placement fees of $14,000.

In 1995, the Company completed an initial public offering ("IPO") of 2,875,000 Unit Purchase Options ("UPOs"), consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at $4.00 per UPO. The net proceeds to the Company from the IPO were approximately $9.7 million before repayment of the bridge financing. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The warrants were exercisable through August 14, 2000, and were exchanged, exercised or redeemed prior to that date. In conjunction with the IPO, the Company granted the underwriter an option to purchase up to 250,000 units at $5.20 per UPO, subsequently adjusted due to anti-dilution provisions. All options were exercised prior to their expiration on August 14, 2000.

Commencing with its IPO, and including the gross proceeds therefrom, the Company has raised a gross amount of $74.7 million to date through the issuance of common and preferred stock.

Class A Convertible Preferred Stock

In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock ("Class A Stock"), at $10.00 per share, resulting in net proceeds to the Company of $11.5 million. Each share of Class A Stock was immediately convertible into 2.777777 shares of the Company's common stock. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company issued warrants to the placement agent, exercisable over a five-year period, to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. The shares of Class A Stock paid semi-annual dividends of 5% per annum, payable in additional shares of Class A Stock, which were immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of approximately $248,000, $385,000 and $330,000 in 2000, 1999 and 1998, respectively. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issuance of the Class A Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

The Company's common stock traded above $9.9375 for a period of 20 consecutive trading days ending on February 17, 2000 and, in accordance with the terms of the Class A Stock, on November 22, 2000 ("Notice Date"), the Company notified the holders of outstanding shares of its intention to redeem their Class A stock on December 26, 2000 ("Redemption Date"), at a redemption price of $10.00 per share. From the Notice Date to the Redemption Date, 1,405 shares of Class A Stock were converted by the holders and 3,906 shares of common stock were issued upon conversion. The remaining 545 shares of Class A Stock were redeemed for $5,450 in the aggregate and have been cancelled as of the Redemption Date.

Class B Convertible Preferred Stock

In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock ("Class B Stock"), at $1,000 per share, resulting in net proceeds to the Company of $4.5 million. Shares of Class B Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance of $370,000 was recognized upon the issuance of the Class B Stock as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Stock were eligible, under certain circumstances, to receive dividends paid in Class C Convertible Preferred Stock ("Class C Stock"). The Class C Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends.

Conversions of Class B Stock from January 1, 1998 through August 10, 1998, resulted in Class C dividends representing 180,141 shares of common stock valued at $623,000. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $138,000 in 1997, and 61,078 shares of common stock valued at $264,000 through August 10, 1998. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in paid-in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

In August 1998, the Company reached agreement with each of the holders of its Class B Stock to convert an aggregate of 2,892 shares of Class B Stock, constituting all of the outstanding Class B Stock, into an aggregate of 1,070,423 shares of common stock. This included Class C dividends representing 304,188 shares of common stock valued at $1.1 million, and accretion of 6,553 shares of common stock valued at $23,000. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of $357,000, has been added to the dividend requirement to arrive at loss applicable to common shareholders. In addition, holders of the Class B Stock waived their antidilution rights arising from the issuance of the 5% Redeemable Convertible Preferred Stock Series 1998.

5% Redeemable Convertible Preferred Stock Series 1998

In June 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4.7 million. The shares of Series 1998 Preferred Stock accrued dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock was convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital of $358,000, $325,000 and $151,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000 and, in accordance with the terms of the Series 1998 Preferred Stock, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1,507,024 common shares at the $3.60 conversion price, effective February 22, 2000.

Private Placement of Common Stock - April 1999

In April 1999, the Company consummated a private placement of the Company's common stock and issued 893,915 shares of common stock at a price of approximately $4.47 per share, for gross proceeds of approximately $4 million.

Public Offering of Common Stock - October 1999

In October and November 1999, the Company completed the sale of 2,530,000 newly issued shares of common stock (including shares sold to the underwriter upon the exercise of its over-allotment option) at a purchase price of $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.1 million.

Antidilution Adjustment to Class A and Class B Warrants

As a result of the sale in May 1996 of 1,250,000 shares of Class A Stock, an adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

Subsequently, as a result of the sale in June 1998 of 5,000 shares of Series 1998 Preferred Stock, an additional adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26, 1998 (the "Record Date") was issued an additional 0.02 Class A Warrant and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date, each holder of a Class B Warrant on the close of business on the Record Date was issued an additional
0.02 Class B Warrants and the exercise price of the Class B Warrant was reduced from $6.37 to $6.23.

Class A and Class B Warrant Exchange Offers

In 1998, the Company commenced an offer to exchange each outstanding Class A Warrant, at the holder's option, for either 0.438 shares of common stock or
0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either 0.212 shares of common stock or 0.123 shares of common stock and $0.32 in cash. As a result of the exchange offers, 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's common stock and $39,000 and $3,700 in cash, respectively.

Conversions of Unit Purchase Options

In connection with Vion's initial public offering in 1995, UPOs and underlying Class A and Class B Warrants exercisable through August 13, 2000 were granted to underwriters. Prior to their expiration, option holders exercised the remaining 113,333 UPOs and underlying Class A and B Warrants resulting in aggregate net proceeds to the Company of approximately $2.8 million. The UPOs were exercised for 127,161 shares of common stock for net proceeds of $0.6 million, 127,161 Class A Warrants and 127,161 Class B Warrants. These Class A Warrants were immediately exercised for 127,161 shares of common stock for net proceeds of $0.6 million and 127,161 Class B warrants. All of the 254,322 Class B warrants were immediately exercised for 254,322 shares of common stock resulting in net proceeds to the Company of $1.6 million.

Redemption of Class A Warrants

On February 11, 2000, the Company notified registered holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the "Redemption Date"). The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. As of the Redemption Date, the Company had received net proceeds of $5.1 million from the exercise of 1.2 million Class A Warrants. Subsequently, the Company received net proceeds of $0.6 million from the exercise of 0.1 million Class A Warrants as a result of the exercises of UPOs.

Redemption of Class B Warrants

On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000 (the "Redemption Date"). The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. As of the Redemption Date, the Company had received net proceeds of $15.9 million from the exercise of 2.6 million Class B Warrants. Subsequently, the Company received net proceeds of $1.6 million from the exercise of 0.3 million Class B Warrants as a result of the exercises of UPOs.

Issuance and Extension of Placement Agent Warrants

In connection with its role as placement agent for two private financings of the Company's predecessor, MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 56,504 and 11,929 shares of common stock at $3.56 per share, expiring August 20, 1997 and November 1, 1997, respectively, warrants to purchase 23,632 shares at $4.44 per share, expiring March 3, 1998 and warrants to purchase 110,421 shares at $4.44 per share, expiring July 5, 1998. The warrants to purchase 56,504 shares of common stock at $3.56 per share initially expired on October 31, 1997; however, the Company agreed to reissue the expired warrants and extend the expiration date of all warrants to July 5, 1998. The extension, which was approved by the Board of Directors in 1997, resulted in an expense of $168,249. As of July 5, 1998, holders of warrants to purchase 94,336 shares elected a "cashless" exercise into 13,949 shares of common stock and warrants to purchase 108,150 shares expired.

Issuance of Common Stock to Yale University

Effective July 1997, the Company and Yale amended two license agreements pursuant to which Yale agreed to reduce certain amounts payable by the Company in exchange for 150,000 shares of common stock issued to Yale valued at $600,000, which was expensed as research and development.

5. Employee Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-

Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan, as subsequently amended, provides for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company to purchase up to an aggregate of 3 million shares of common stock. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. Options granted to date under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant. No option may be granted under the Option Plan after April 14, 2003. The Company recognized $120,000, $0 and $51,252 of compensation expense in 2000, 1999 and 1998, respectively, related to options granted under the Option Plan.

Options granted outside the Option Plan include stock options to purchase 980,000 shares of common stock granted to the Company's Chief Executive Officer under the Senior Executive Stock Option Plan. There are no additional shares available for issuance under this plan.

The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 15,000 shares (20,000 shares for the Chairman of the Board) of common stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in two equal annual installments for 2000 grants and in four equal annual installments for grants prior to 2000, commencing one year from the date of grant. Director Options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors. The number of Director Options granted were 115,000, 110,000, and 140,000 in 2000, 1999, and 1998, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted under the Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6%, 5.1%, and 4.7%; volatility factors of the expected market price of the Company's common stock of 1.455, 0.656, and 0.806; weighted-average expected option life of 7 years; and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                      2000             1999             1998
                                                 ------------------------------------------------
Pro forma net loss                                    $(17,123)        $(12,213)        $(10,925)
Pro forma preferred stock dividends and
 accretion                                                (606)            (710)          (4,414)
                                                 ------------------------------------------------
Pro forma loss applicable to common
 shareholders                                         $(17,729)        $(12,923)        $(15,339)
                                                 ================================================

Pro forma basic and diluted loss applicable to
 common shareholders per share                        $  (0.74)        $  (0.83)        $  (1.28)
                                                 ================================================

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 is as follows:

                                                 2000                      1999                     1998
                                   -----------------------------------------------------------------------------------
                                                       Weighted-                 Weighted-                Weighted-
                                                       Average                   Average                  Average
                                        Options        Exercise    Options       Exercise   Options       Exercise
                                       (in 000's)       Price     (in 000's)      Price    (in 000's)     Price
                                   -----------------------------------------------------------------------------------
Outstanding at beginning of year         1,557         $ 4.31      1,260         $3.91        980         $4.00
   Granted                               1,186          11.43        661          5.00        360          3.71
   Exercised                              (355)          4.10       (150)         3.15        (30)         3.77
   Cancelled                               (33)         10.94         --            --         --            --
   Expired                                 (25)          5.00       (214)         4.90        (50)         4.28
                                   -----------------------------------------------------------------------------------
Outstanding at end of year               2,330         $ 7.94      1,557         $4.31      1,260         $3.91
                                   ===================================================================================

Exercisable at end of year                 595         $ 4.21        661         $4.04        571         $3.94
                                   ===================================================================================
Weighted-average fair value of
 options granted during the year        $11.01                     $3.63                    $3.97
                                   ===================================================================================

A summary of the Company's ranges of exercise prices and weighted-average remaining life and exercise price of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 2000, is as follows:

                                           Options                         Options
                                         Outstanding                     Exercisable
                      -----------------------------------------------  ------------------------------
                                            Weighted-      Weighted-
                          Shares            Average        Average          Shares       Weighted-
                         Outstanding     Remaining Life    Exercise       Exercisable     Average
Exercise Price           (in 000's)         (Years)          Price        (in 000's)   Exercise Price
- ---------------------------------------------------------------------  ------------------------------
$2.219 - $3.0313            153               7.3           $ 2.87           58         $2.83
$3.625 - $6.063           1,019               7.1             4.74          537          4.36
$7.00 - $10.50              495              10.0             7.43            -             -
$10.625 - $17.875           663               9.3            14.42            -             -
                      ---------------                   -------------  ------------------------------
                          2,330                             $ 7.94          595         $4.21
                      ===============                   =============  ==============================

A summary of the Company's stock option activity outside the Option Plan and related information for the years ended December 31 is as follows:

                                                 2000                      1999                     1998
                                   -----------------------------------------------------------------------------------
                                                       Weighted                  Weighted-                Weighted-
                                                       Average                   Average                  Average
                                        Options        Exercise    Options       Exercise   Options       Exercise
                                       (in 000's)       Price     (in 000's)      Price    (in 000's)     Price
                                   -----------------------------------------------------------------------------------
Outstanding at beginning of year          1,011         $5.41         347         0.18         348         $0.18
 Granted                                      -             -         980         5.62           -             -
 Exercised                                  (53)         1.70        (316)        0.50          (1)         0.40
 Cancelled                                    -             -           -            -           -             -
 Expired                                     (9)         2.50           -            -           -             -
                                   -----------------------------------------------------------------------------------
Outstanding at end of year                  949         $5.66       1,011        $5.41         347         $0.18
                                   ===================================================================================

Exercisable at end of year                  379         $5.50         251        $4.30         347         $0.18
                                   ===================================================================================

Exercise price range of options
outstanding and exercisable                  $5.00 - $5.775
                                   ========================
Weighted-average remaining life
of options outstanding                         4.1 years
                                   ========================

6. 401 (k) Savings Plan

Beginning April 1, 2000, the Company makes matching contributions under a 401(k) Savings Plan in either cash or its common stock, at the election of the employee. For stock matches, the contribution rate is 40% of an employee's contribution, up to an annual maximum match of stock valued at $1,500. For cash matches, the contribution rate is 30% of an employee's contributions, up to an annual maximum match of $1,000. The expense for the matching contribution for the year ended December 31, 2000 was $56,000.

7. Stock Purchase Plan

A total of 450,000 shares of common stock are authorized for issuance under the Company's employee stock purchase plan (the "Employee Plan") effective January 1, 2001. The Employee Plan permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period.

8. Income Taxes

At December 31, 2000, the Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling $42.6 million and a general business tax credit of $1.6 million expiring in 2010 through 2020. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in
Note 1. Significant differences have resulted from amortizing previously capitalized research and development expenses. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance increased by $6.3 million, $4.1 million and $4.3 million during 2000, 1999 and 1998, respectively.

The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                          December 31,
                                                      2000            1999
                                             -------------------------------------
Deferred tax assets:
 Operating loss carryforwards                         $ 16,597         $ 10,571
 Research and development costs                          3,205            4,159
 General business tax credit                             1,587            1,040
 AMT tax credit                                             10               10
 Contributions                                             286               97
 Compensation related                                      351              -
 Other                                                     172               79
                                             -------------------------------------
Total deferred tax assets                               22,208           15,956
Total deferred tax liabilities                             (60)             (89)
                                             -------------------------------------
Total deferred tax assets and liabilities               22,148           15,867
Valuation allowance                                    (22,148)         (15,867)
                                             -------------------------------------
Deferred tax assets, net                              $      -         $      -
                                             =====================================

9. Commitments and Contingencies

Leases. The Company is the lessee of equipment under capital leases expiring in 2001. The Company has non-cancelable operating leases for its facility and laboratory and office equipment expiring in 2001. The future minimum lease payments under the capital and operating leases as of December 31, 2000 are as follows:

                                                      Capital       Operating
                                                      Leases          Leases
                                                     ------------------------
Minimum lease payments for the year ended
   December 31, 2001                                  $6,366         $100,859
                                                                     ========
Less amount representing interest                        185
                                                      ------
Present value of minimum lease payments               $6,181
                                                      ======

The cost of assets under capital leases amounted to $951,000 at December 31, 2000 and 1999, including $360,000 under a sale and leaseback agreement with FINOVA Technology Finance, Inc., which is being depreciated over the three-year lease term expiring January 1, 2001. Accumulated amortization relating to equipment under capital leases amounted to $945,000 and $786,000 at December 31, 2000 and 1999, respectively. Amortization expense for the equipment under capital leases was $159,000, $302,000, $299,000, and $945,000 for the years ended December 31, 2000, 1999 and 1998, and for the period from May 1, 1994 (inception) through December 31, 2000, respectively.

Rental expense under the operating leases amounted to $297,000, $267,000, $270,000 and $1,302,000 for the years ended December 31, 2000, 1999 and 1998, and for the period from May 1, 1994 (inception) through December 31, 2000, respectively.

Agreements. Under the terms of an employment agreement, the Company is obligated to pay its Chief Executive Officer an annual salary of $400,000 through December 2003.

A former director of the Company is a party to a Consulting and Finder's Agreement dated June 4, 1992 and amended February 17, 1995 with the Company. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (refer to Note 3), until the cumulative total of such fees equals $3 million. Such fee continues to be payable not withstanding the director's death or incapacity until the $3 million has been paid. No amounts are due or have been paid to date under the agreement.

The Company has various commitments relating to its research agreements (refer to Note 3).

10. Related Party Transactions

A former director of the Company is a principal of a management consulting firm that has rendered consulting services for the Company. The Company paid the firm $60,000 and $120,000 for services rendered for the years ended December 31, 1999 and 1998, respectively.

The Company and one of its directors, an affiliate of Yale University, entered into a five-year consulting agreement on September 29, 1995, which was renewed for one additional year, providing for various advisory services. Under the agreement, the director receives an annual fee of $48,000.

In connection with the retention of its Chief Executive Officer, the Company granted options in 1999 to purchase an aggregate amount of 980,000 shares of the Company's common stock. The options have exercise prices ranging from the fair market value on the date of grant to 110% of the fair market value on the date of grant.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):


                                                                      Quarter
                                                   ---------------------------------------------     Year
2000                                                 First      Second       Third       Fourth      2000
- ----                                                 -----      ------       -----       ------      ----
Revenues                                           $    198    $    220    $    368    $    161    $    947
Net loss                                             (2,720)     (3,168)     (3,246)     (5,669)    (14,803)
Preferred stock dividends and accretion                (358)       (243)       --            (5)       (606)
Loss applicable to common shareholders               (3,078)     (3,411)     (3,246)     (5,674)    (15,409)
Basic and diluted loss applicable to common
shareholders per share                             $  (0.16)   $  (0.14)   $  (0.13)   $  (0.22)   $  (0.64)



                                                                      Quarter
                                                   ---------------------------------------------     Year
1999                                                 First      Second       Third       Fourth      1999
- ----                                                 -----      ------       -----       ------      ----
Revenues                                           $    371    $    958    $    287    $  1,538    $  3,154
Net loss                                             (2,432)     (3,656)     (2,333)     (2,348)    (10,769)
Preferred stock dividends and accretion                 (81)       (277)        (77)       (275)       (710)
Loss applicable to common shareholders               (2,513)     (3,933)     (2,410)     (2,623)    (11,479)
Basic and diluted loss applicable to common
shareholders per share                             $  (0.18)   $  (0.26)   $  (0.16)   $  (0.15)   $  (0.74)


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Executive Officers and Directors

Our executive officers and directors are as follows:


         Name                                        Position
         ----                                        --------
Alan Kessman.........................President, Chief Executive Officer and Director
Mario Sznol, M.D.....................Vice President, Clinical Affairs
Terrence W. Doyle, Ph.D..............Vice President, Research & Development
Thomas Mizelle.......................Vice President, Operations and Secretary
Bijan Almassian, Ph.D................Vice President, Development
Ivan King, Ph.D......................Vice President, Research
William R. Miller(1).................Chairman of the Board
Michel C. Bergerac(1)................Director
Frank T. Cary(1)(2)..................Director
Charles K. MacDonald(2)..............Director
Alan C. Sartorelli, Ph.D.............Director
Walter B. Wriston(2).................Director

- ----------------
(1) Member of the compensation committee.
(2) Member of the audit committee.


         Alan Kessman, age 54, has been our Chief Executive Officer since January 1999, our President since April 1999 and has served on our Board of Directors since October 1998. Mr. Kessman has been a partner of PS Capital, an international investment and management advisor and a director of Fastnet Corporation, an internet service provider. From 1983 to 1998, Mr. Kessman was Chairman, Chief Executive Officer and President of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, and its subsidiary eLottery, Inc.

         Mario Sznol, M.D., age 43, has been our Vice President, Clinical Affairs since September 1999 and became an executive officer in November 1999. From 1987 to 1999, Dr. Sznol worked for the National Cancer Institute, or NCI, a component of the National Institutes of Health. Most recently he was Head of the Biologics Evaluation Section, Investigational Drug Branch, Cancer Therapy Evaluation Program. From March 1997 to October 1998, he served as acting Chief of NCI's Investigational Drug Branch, Cancer Therapy Evaluation Program. Prior to joining the NCI, Dr. Sznol conducted his fellowship in Medical Oncology, Department of Neoplastic Diseases, at Mt. Sinai School of Medicine, and his residency in Internal Medicine at Baylor College of Medicine in Houston. Dr. Sznol is on the editorial advisory boards of both the Journal of the National Cancer Institute and the Journal of Immunotherapy.

         Terrence W. Doyle, Ph.D., age 58, has been our Vice President, Research and Development since the merger with OncoRx and served in the same capacity for OncoRx from January 1994 until the merger. Dr. Doyle was an employee of the Bristol-Myers Squibb

Company (Bristol-Myers) from 1967 to 1993. From 1990 to 1993, Dr. Doyle was an Executive Director with Bristol-Myers. Dr. Doyle is the original holder of 41 U.S. patents for anti-infective, anti-inflammatory and anti-tumor agents and the author of over 100 published research articles and abstracts on cancer chemotherapy.

         Thomas Mizelle, age 49, has been our Vice President, Operations since the merger with OncoRx and has been our Secretary since October 1995. Prior to the merger, Mr. Mizelle was Vice President, Business Development since August 1994. From May 1990 to July 1994, Mr. Mizelle served as Senior Vice President, Vice President of Sales and Marketing and Director of Sales of Immunex Corporation.

         Bijan Almassian, Ph.D., age 47, has been our Vice President, Development since March 1997 and was named an executive officer in July 1999. From September 1995 to March 1997, Dr. Almassian was our Director of Development. From 1994 to 1995, Dr. Almassian was the Director of Pharmaceutical development at Genelabs Technologies, where he was responsible for product development of several anticancer and antiviral drugs and biologics. Before joining Genelabs, he held several scientific positions at Genzyme/Integrated Genetics, Instrumentation Laboratories and Orion Research.

         Ivan King, Ph.D., age 45, has been our Vice President, Biology since September 1995 and became an executive officer in July 1999. From 1990 to 1995, Dr. King was a Section Leader in the Department of Tumor Biology at Schering-Plough Research Institute in charge of the Cell Biology and In Vivo Biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King's first industrial position was as a Senior Research Scientist at Bristol-Myers.

         William R. Miller, age 72, has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx Inc., which merged into the Company (then known as MelaRx, Inc.) in April 1995. Mr. Miller is currently Chairman of the Board of Cold Spring Harbor Laboratory and a director of ImClone Systems, Inc., Isis Pharmaceuticals, Inc. and Transkaryotic Therapies, Inc. From 1964 until his retirement in 1991, Mr. Miller was employed by Bristol-Myers in various positions, including Vice Chairman of the Board commencing in 1985.

         Michel C. Bergerac, age 69, has been a director since 1992. Mr. Bergerac has been Chairman of M.C. Bergerac & Co., Inc., an investment advisory firm, since 1985. From 1974 to 1985, Mr. Bergerac was Chairman of the Board, President and Chief Executive Officer of Revlon, Inc.

         Frank T. Cary, age 80, has been a director since 1995. Mr. Cary is a director of Celgene Corporation, Cygnus Therapeutic Systems, ICOS Corporation, Lincare, Inc., Lexmark International Group, Inc. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of IBM.

         Charles K. MacDonald, age 42, has been a director since 2000. Mr. MacDonald is the principal and founder of Morgandane Management Corp., an investment advisory firm, since

1996. From 1987 to 1995, Mr. MacDonald was an analyst and, later, Portfolio Manager at Stonington Management Corp.

         Alan C. Sartorelli, Ph.D., age 69, has been a director since 1995. Dr. Sartorelli has been a Professor of Pharmacology at Yale University School of Medicine since 1967 and Chairman of our Scientific Advisory Board since April 1995. Dr. Sartorelli was chairman of the OncoRx Scientific Advisory Board from May 1993 to April 1995 and director of Yale Comprehensive Cancer Center from 1984 to 1993.

         Walter B. Wriston, age 81, has been a director since 1995. Mr. Wriston is a director of ICOS Corporation, York International and Cygnus, Inc. Mr. Wriston retired as Chairman and Chief Executive Officer of Citicorp and its principal subsidiary, Citibank, N.A., in 1984 after having served as Chief Executive Officer for 17 years.

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

         Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2000 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Bergerac failed to file Form 4 on a timely basis.

ITEM 11. Executive Compensation

         The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named executive officers who earned over $100,000 and were serving at the end of 2000, for services in all capacities to the Company, its subsidiaries and predecessors.


                                                                Annual Compensation            Long-Term Compensation
                                                       -------------------------------------  ------------------------
                                                                                              Securities
                                                                                              Underlying
                                                                                 Other Annual  Options/     All Other
Name and Principal Position                  Year       Salary($)      Bonus($)  Compensation   SARs(#)  Compensation($)
- ---------------------------                  ----      ----------     ---------  ------------ ---------- --------------
Alan Kessman--President
  and Chief Executive Officer(1) ....        2000      $ 412,000      $ 154,243       (3)        80,000   $  11,275(4)
                                             1999      $ 391,393(2)   $ 152,000       (3)       980,000   $   1,773(5)
                                             1998      $   --         $   --          (3)        20,000   $     --
Mario Sznol--Vice President,
  Clinical Affairs ..................        2000      $ 206,000      $  47,856       (3)       140,000   $  72,338(6)
                                             1999      $  60,219      $  25,000       (3)       125,000   $   7,695(6)
                                             1998      $   --         $   --          (3)          --     $     --
Terrence W. Doyle--Vice
 President, Research and
 Development ........................        2000      $ 200,000      $  45,863       (3)        68,000   $   1,500(7)
                                             1999      $ 191,100      $  43,628       (3)        45,000   $     --
                                             1998      $ 183,750      $  27,563       (3)         9,600   $     --
Thomas Mizelle--Vice
 President, Operations, and
 Secretary ..........................        2000      $ 200,000      $  44,963       (3)       130,000   $   1,500(7)
                                             1999      $ 191,100      $  41,206       (3)        20,000   $     --
                                             1998      $ 183,750      $  27,563       (3)         9,600   $     --
Bijan Almassian--Vice President,
 Development ........................        2000      $ 170,000      $  37,161       (3)       109,000   $   1,500(7)
                                             1999      $ 160,760      $  30,896       (3)        12,500   $     --
                                             1998      $ 153,400      $  23,010       (3)        12,500   $     --
Ivan King--Vice President,
 Research ...........................        2000      $ 165,000      $  36,069       (3)        85,000   $   1,500(7)
                                             1999      $ 152,250      $  30,165       (3)        31,300   $     --
                                             1998      $ 137,500      $  21,750       (3)        11,000   $     --
Thomas E. Klein--Former Vice
 President, Finance, and
 Chief Financial Officer(9) .........        2000      $ 126,536      $   --          (3)        20,000   $  43,179(8)
                                             1999      $ 163,800      $  26,159       (3)        20,000   $     --
                                             1998      $ 157,500      $  23,625       (3)         9,600   $     --

- ---------
(1) We are a party to an employment agreement with Mr. Kessman. See "--Employment Agreements." Mr. Kessman became our Chief Executive Officer in January 1999 and became our President in April 1999.

(2) Includes $324,726 paid pursuant to our January 1999 employment agreement with Mr. Kessman to PS Capital, LLC of which Mr. Kessman is a controlling member. See "--Employment Agreements."

(3) Aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the indicated person.

(4) Consists of life and disability insurance payments of $9,775 and matching contribution to the Company's 401(k) Savings Plan of $1,500.

(5)  Consists of life and disability insurance payments.

(6) Consists of relocation assistance of $70,838 and matching contribution to the Company's 401(k) Savings Plan of $1,500.

(7)  Consists of matching contribution to the Company's 401(k) Savings Plan.

(8) Consists of severance paid to Mr. Klein of $42,179 and matching contribution to the Company's 401(k) Savings Plan of $1,000.

(9) In November 2000, Mr. Klein resigned from the position of Vice President, Finance and Chief Financial Officer.

Option Grants in Last Fiscal Year

         The following table sets forth the grant of stock options made during the year ended December 31, 2000 to the persons named in the Summary Compensation Table:

                                                                                    Potential Realizable Value
                                                                                    At Assumed Annual Rates
                                                                                         of Stock Price
                                                                                     Appreciation For Option
                                                                                              Term
                                                                                   --------------------------
                        Number of      % of Total
                        Securities   Options Granted
                        Underlying    to Employees in  Exercise     Expiration        5%              10%
    Name              Options Granted  Fiscal Period(1)  Price         Date          ($)             ($)
     (a)                    (b)            (c)            (d)          (e)           (f)             (g)
- -------------------   -------------- ----------------  --------     ----------     ----------    -----------
Alan Kessman ......       50,000(2)        4.2%        $14.875       2/24/2010     $1,204,131     $1,929,288
                          30,000(2)        2.5%        $ 7.375       12/5/2010     $  358,204     $  573,923
Mario Sznol .......       75,000           6.3%        $14.875       2/24/2010     $1,806,197     $2,893,931
                          65,000           5.5%        $ 7.375       12/5/2010     $  776,108     $1,243,499
Terrence W. Doyle .       40,000           3.4%        $14.875       2/24/2010     $  963,305     $1,543,430
                          28,000           2.4%        $ 7.375       12/5/2010     $  334,324     $  535,661
Thomas Mizelle ....       75,000           6.3%        $14.875       2/24/2010     $1,806,197     $2,893,931
                          55,000           4.6%        $ 7.375       12/5/2010     $  656,707     $1,052,191
Bijan Almassian ...       64,000           5.4%        $14.875       2/24/2010     $1,541,288     $2,469,488
                          45,000           3.8%        $ 7.375       12/5/2010     $  537,306     $  860,884
Ivan King .........       60,000           5.1%        $14.875       2/24/2010     $1,444,958     $2,315,145
                          45,000           3.8%        $ 7.375       12/5/2010     $  537,306     $  860,884
Thomas E. Klein (3)       20,000           1.7%        $14.875       2/24/2010     $  481,653     $  771,715

- -------------------

         (1) Computed based on an aggregate of 1,186,225 shares issuable upon exercise of options granted to employees during the year ended December 31, 2000.

         (2) Options were granted to CBK Associates, LLC, a family partnership, of which Mr. Kessman is a controlling member.

         (3) In November 2000, Mr. Klein resigned from the position of Vice President, Finance and Chief Financial Officer.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

         The following table sets forth information with respect to stock options exercised in 2000 and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2000.



                                                            Number of Unexercised        Value of Unexercised in-the-
                                                              Options at Fiscal             Money Options at Fiscal
                                                                  Year-End (#)                   Year-End ($)(1)
                                                         ---------------------------      --------------------------------
                         Shares
                      Acquired on         Value
   Name                Exercise(#)       Realized $      Exercisable   Unexercisable       Exercisable       Unexercisable
- --------------------  ------------       ----------      -----------   -------------       -----------       -------------
Alan Kessman              12,756        $   15,626         388,144         660,000          $1,001,213        $5,385,106
Mario Sznol                3,000             5,811          28,250         233,750              82,970           315,969
Terrence W. Doyle            --                --           28,050         106,550              91,391           106,724
Thomas Mizelle             7,762            39,237         114,038         149,800             467,286            87,280
Bijan Almassian           65,625         1,092,408          12,500         130,875              38,447           110,937
Ivan King                 20,500           208,163          52,200         137,100             193,956           126,695
Thomas E. Klein (2)       94,098         1,028,883          25,302          24,800             106,314            43,220

         -------------------
         (1) Computed based upon the difference between the closing price of the Company's Common Stock on December 29, 2000 ($8.00) and the exercise price.

         (2) In November 2000, Mr. Klein resigned from the position of Vice President, Finance and Chief Financial Officer.

Employment Agreements

         In October 1999, we entered into an employment agreement with Alan Kessman, our President and Chief Executive Officer. Pursuant to this agreement, which will terminate on December 31, 2003, Mr. Kessman receives a minimum base salary of $400,000 per year and will be eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In the event Mr. Kessman's employment is terminated by us for any reason other than cause or disability, or if Mr. Kessman terminates for good reason, we are obligated to pay him the sum of two times his base salary plus his average annual bonus for the prior two years and continue payment of certain insurance costs on his behalf. The agreement further provides that if Mr. Kessman's employment is terminated on or after a change in control, he will be paid two and one-half times his base amount as defined in the agreement. This agreement replaced a prior agreement we entered into an agreement with Alan Kessman and PS Capital LLC, an entity of which Mr. Kessman is a member, which was effective January 11, 1999, pursuant to which Mr. Kessman served as our chief executive officer. Pursuant to the prior agreement, Mr. Kessman received a base salary of $400,000 per year. The prior agreement did not provide for any payments upon a change in control or any other severance payments. As an inducement to enter into the prior agreement, on January 11, 1999, we granted to Mr. Kessman options to purchase an aggregate of 980,000 shares of common stock. The foregoing grants consist of (1) an option to purchase 760,000 shares at an exercise price of $5.775, representing a 10% premium to the market price on the date prior to the date of grant, such option to vest 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002
and 100% on July 11, 2003 and (2) an option to purchase 220,000 shares at an exercise price of $5.25, representing the market price on the date prior to the date of grant, such option having vested in full on July 11, 1999, six months from the date of grant.

Severance Agreements

         Effective October 15, 1998, with respect to Thomas Mizelle, our Vice President, Operations, Terrence W. Doyle, our Vice President, Research and Development and Thomas E. Klein, our former Vice President, Finance, and effective July 28, 1999 with respect to Ivan King, our Vice President Research and Bijan Almassian, our Vice President Development, we entered into severance agreements pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change in control." Specifically, if a "change in control" occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The officer would also be entitled to all payments necessary to provide him with group health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date he has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of his death, by us for cause, or by the officer other than for good reason. For purposes of the severance agreements, a "change in control" means that (1) any person or entity becomes the beneficial owner of our securities representing 30 percent or more of the combined voting power of the then outstanding securities; (2) during any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board, and any new director (other than a director designated by an acquiring person) whose election by the Board or nomination for election by our stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority thereof; or (3) our stockholders approve a merger or consolidation (other than certain recapitalizations).

         In November 2000, Mr. Klein resigned from the position of Vice President, Finance and Chief Financial Officer.

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

Directors' Options

         Our Amended and Restated 1993 Stock Option Plan provides for the automatic grant of non-qualified stock options to purchase shares of common stock to our directors who are not employees or principal stockholders. Eligible directors elected after August 1995 will be granted an option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director. Further, commencing on the day immediately following the date of the Annual Meeting of stockholders each eligible director, other than directors who received an initial director option since the last annual meeting, will be granted an option to purchase 15,000 shares of common stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the common stock on the date of grant. Director options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board. During 2000, Messrs. Bergerac, Cary, Ferguson, Sartorelli and Wriston were each granted ten-year options to purchase 15,000 shares of common stock at an exercise price of $12.25 per share and Mr. Miller was granted an option to purchase 20,000 shares on the same terms. Mr. MacDonald was granted an option to purchase 20,000 shares of common stock at an exercise price of $7.00 per share when he was first elected a director on June 1, 2000.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of March 1, 2001 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of our Common
Stock: (i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each of our executive officers who received over $100,000 in compensation from us during the 2000 fiscal year; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

                                                    Number of shares         Percent of outstanding
    Directors, Officers & 5% Stockholders          beneficially owned        shares of Common Stock
- -----------------------------------------------    ------------------      ---------------------------
Michel C. Bergerac ............................            21,250(1)                  *
Frank T. Cary .................................            72,718(2)                  *
Alan Kessman ..................................           436,500(3)                 1.7%
William R. Miller .............................           190,656(4)                  *
Alan C. Sartorelli, Ph.D. .....................           411,455(5)                 1.6%
Walter B. Wriston .............................            68,968(6)                  *
Charles MacDonald .............................                 0                     *
Mario Sznol, M.D. .............................            50,000(7)                  *
Terrence W. Doyle, Ph.D .......................           268,974(8)                 1.0%
Thomas Mizelle ................................           162,960(9)                  *
Bijan Almassian, Ph.D. ........................            66,625(10)                 *
Ivan King, Ph.D. ..............................            82,075(11)                 *
Thomas E. Klein ...............................            35,102(12)                 *
All directors and executive officers as a group
(14 persons) ..................................         1,867,283(13)                7.1%

                   Other Beneficial Owners
                   ------------------------
Elliott Associates, L.P.
Elliott International, L.P. (f/k/a Westgate
International, L.P.)
Martley International, Inc.
   c/o Elliott Associates, L.P.
   712 Fifth Avenue, 36th Floor
   New York, NY 10019 .........................         2,966,113(14)               11.3%

- ----------------
*Less than one percent

(1)   Includes 21,250 shares issuable upon exercise of options.
(2)   Includes 10,000 shares issuable upon exercise of options.
(3)   Includes 400,644 shares issuable upon exercise of options.
(4)   Includes 1,250 shares issuable upon exercise of options.
(5) Includes 190,874 shares beneficially owned by Dr. Sartorelli's wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also includes 11,250 shares issuable upon exercise of options.
(6)   Includes 15,000 shares issuable upon exercise of options.

(7)   Includes 47,000 shares issuable upon exercise of options.
(8) Includes 86,600 shares held by Dr. Doyle's wife and children, as to which Dr. Doyle disclaims beneficial ownership. Also includes
      40,450 shares issuable upon exercise of options.
(9) Includes 135,188 shares issuable upon exercise of options. Also includes 488 shares of common stock held by Mr. Mizelle's children.
(10)  Includes 41,000 shares issuable upon exercise of options.
(11)  Includes 76,575 shares issuable upon exercise of options.
(12) Includes 32,702 shares issuable upon exercise of options. Also include 856 shares of common stock held by Mr. Klein's wife and children. In November 2000, Mr. Klein resigned from the position of Vice President, Finance and Chief Financial Officer.
(13)  Includes 826,309 shares issuable upon exercise of options.
(14)  Beneficial ownership information is based upon data set forth in a
      Schedule 13D Amendment No. 9 filed with the SEC on February 15, 2001. Elliott Associates, L.P. owns 1,481,844 shares of Common Stock. Elliott International, L.P. (f/k/a Westgate International, L.P.), which has its business address at c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies, owns 1,484,269 shares of Common Stock. Martley International, Inc. is the investment manager for Elliott International, L.P. and has shared voting and dispository power over the shares held by Elliott International, L.P. Martley International, Inc. disclaims beneficial ownership of all such shares.

ITEM 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

                                                                               Page
Report of Independent Auditors...................................................24
Balance Sheet as of December 31, 2000 and 1999...................................25
Statement of Operations for the Years Ended December 31, 2000, 1999 and 1998
  and for the Period from May 1, 1994 (Inception) Through December 31, 2000......26
Statement of Changes in Shareholders' Equity for the Period from May 1, 1994
  (Inception) Through December 31, 2000..........................................27
Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998 and
   for the Period from May 1, 1994 (Inception) Through December 31, 2000.........29
Notes to Financial Statements....................................................30

2.       Financial Statement Schedules

     Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

     3.   Exhibits

         The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.      Description

2.1    --      Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc.,
               OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995
               (1)
2.2    --      Certificate of Merger, dated April 20, 1995 (1)
3.1    --      Restated Certificate of Incorporation, as amended (2)
3.2    --      By-laws, as amended
4.1    --      Rights Agreement dated as of October 26, 1998 between Vion
               Pharmaceuticals, Inc. and American Stock Transfer & Trust Company
               (includes form of Right Certificate attached as Exhibit A and a
               Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2    --      Revised form of Warrant Agreement by and between Vion
               Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.3    --      Form of Underwriter's Warrant (included as Exhibit A to Exhibit
               4.4 above) (4)
10.1   --      License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1)
10.2   --      Letter Agreement between Yale University and OncoRx, Inc. dated
               August 19, 1994 (1)
10.3   --      Extension Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc., dated as of July 1, 1992 (1)
10.4   --      Form of License Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc. (1)
10.5   --      Letter Agreement between Yale University and MelaRx
               Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6   --      Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas
               Mizelle, dated as of July 29, 1994 (1)
10.7   --      Marketing Services Agreement between MelaRx Pharmaceuticals, Inc.
               and Creative Polymers, Inc. dated as of March 21, 1994 (1)
10.8   --      Amended and Restated 1993 Stock Option Plan of the Registrant (5)
10.9   --      Lease Agreement between Science Park Development Corporation and
               Vion Pharmaceuticals, Inc., dated as of February 1, 1996 (6)
10.10  --      Option Agreement between the Registrant and PMP, Inc., dated
               April 27, 1995 (1)
10.11  --      Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995 (1)
10.12  --      Consulting and Finder's Agreement between MelaRx
               Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13  --      Form of Indemnification Agreement (1)
10.14  --      Letter Agreement between Yale University and OncoRx, Inc.
               (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.15  --      Lease between Science Park Development Corporation and OncoRx,
               Inc. dated August 10, 1995 (7)

10.16  --      Master Lease Agreement between Citicorp Leasing, Inc. and OncoRx,
               Inc. dated September 27, 1995 (7)
10.17  --      Sale and Leaseback Agreement and Master Equipment Lease Agreement
               between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals,
               Inc. dated as of October 17, 1996 (8)
10.18  --      Clinical Development Agreement between Vion Pharmaceuticals,
               Inc., Covance Clinical Research Unit Ltd. And Covance Inc.
               (Confidential treatment has been granted with regard to certain provisions of this exhibit) (9)
10.19  --      Amendment No. 1 to License Agreement between Yale University and
               Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of
               June 12, 1997 (9)
10.20  --      Amendment No. 2 to License Agreement between Yale University and
               Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of
               June 12, 1997 (9)
10.21  --      Collaborative Development and Distribution Agreement between
               Boehringer Ingelheim International GmbH and Vion Pharmaceuticals,
               Inc. dated November 24, 1997 (Confidential treatment has been granted with regard to certain provisions of this exhibit) (6)
10.22  --      Sale and Leaseback Agreement between FINOVA Technology Finance,
               Inc. and Vion Pharmaceuticals, Inc. dated as of December 10, 1997
               (6)
10.23  --      License Agreement dated February 9, 1998 between Vion
               Pharmaceuticals, Inc. and San Mar Laboratories Inc. (10)
10.24  --      Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/d/a OncoRx, Inc.) dated as of
               September 25, 1998 (10)
10.25  --      Form of Severance Agreement between the Company and Terrence W.
               Doyle, Thomas E. Klein and Thomas Mizelle (11)
10.26  --      Form of Employment Agreement between the Company and Alan
               Kessman (4)
10.27  --      Senior Executive Stock Option Plan (11)
10.28  --      Separation and Release Agreement between the Company and John
               Spears, dated April 7, 1999 (4)
10.29  --      Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH
               (confidential treatment has been requested with respect to portions of this exhibit)
10.30  --      Amendment to Clinical Development Agreement between the Company and Covance Clinical Research Unit Ltd. Dated October 27, 1999
               (confidential treatment has been requested with respect to portions of this exhibit)
21.1           Subsidiaries of the Registrant
23.1           Consent of Ernst & Young LLP
24.1           Power of Attorney (included on signature page)

- -------------

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


(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2000:

1. On November 8, 2000, the Company announced the final results from the Company's Annual Meeting of Stockholders, which was held on October 23, 2000.

2. On November 13, 2000, the Company announced the third quarter and nine-month financial results for the period ended September 30, 2000.

3. On December 1, 2000, the Company announced its intention to redeem outstanding shares of Class A Convertible Preferred Stock on December 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 2, 2001                 Vion Pharmaceuticals, Inc.
       -----------------------------


                                      By:  /S/ ALAN KESSMAN
                                           ----------------
                                           Alan Kessman
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Kessman and Karen Schmedlin, jointly and severally, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title

/S/  WILLIAM R. MILLER                    Chairman of the Board
- ----------------------------
William R. Miller

/S/  ALAN KESSMAN                         Director, Chief Executive Officer
- ----------------------------              (Principal Executive Officer)
Alan Kessman

/S/  KAREN SCHMEDLIN                      Controller
- ----------------------------              (Principal Financial and Accounting Officer)
Karen Schmedlin

/S/  MICHEL C. BERGERAC                   Director
- ----------------------------
Michel C. Bergerac

/S/  FRANK T. CARY                        Director
- ----------------------------
Frank T. Cary

                                          Director
- ----------------------------
Charles K. MacDonald

/S/  ALAN C. SARTORELLI                   Director
- ----------------------------
Alan C. Sartorelli

/S/  WALTER B. WRISTON                    Director
- ----------------------------
Walter B. Wriston



Date: April 2, 2001

                            STATEMENT OF DIFFERENCES
                            ------------------------
The registered trademark symbol shall be expressed as.................... 'r'
The service mark symbol shall be expressed as............................ 'sm'