Form 10-Q
period 2001-03-31
VION PHARMACEUTICALS INC
filed 2001-05-14
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2001

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from     to

                         Commission file number 0-26534


                           VION PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                                                     13-3671221
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

                    4 Science Park
                    New Haven, CT                                                      06511
        (Address of Principal Executive Offices)                                     (Zip Code)


       Registrant's telephone number, including area code: (203) 498-4210



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 8, 2001 was 26,176,637.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet



                                                                            March 31,            December 31,
                                                                               2001                 2000
                                                                           ------------          ------------
                                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                $  7,741,718          $  6,197,725
  Short-term investments                                                     12,706,193            18,159,759
                                                                           ------------          ------------
    Total cash, cash equivalents and short-term investments                  20,447,911            24,357,484
  Interest receivable                                                           330,068               299,847
  Accounts receivable                                                            88,135               144,447
  Other current assets                                                           78,679               250,779
                                                                           ------------          ------------
    Total current assets                                                     20,944,793            25,052,557
  Property and equipment, net                                                   695,792               577,277
  Security deposits                                                              29,910                29,910
                                                                           ------------          ------------
    Total assets                                                           $ 21,670,495          $ 25,659,744
                                                                           ------------          ------------
                                                                           ------------          ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Obligation under capital leases - current                                  $      4,157          $      6,181
Accounts payable and accrued expenses                                         2,664,626             2,996,862
                                                                           ------------          ------------
    Total current liabilities                                                 2,668,783             3,003,043
                                                                           ------------          ------------

Redeemable Preferred Stock:
  5% convertible preferred stock Series 1998, $0.01 par value,
   authorized: 15,000 shares; issued and outstanding: none                           --                    --

Shareholders' Equity:
  Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
    Class A convertible preferred stock, $0.01 par value,
     authorized: 3,500,000 shares; issued and outstanding: none                      --                    --
    Class B convertible preferred stock, $0.01 par value,
     authorized: 5,000 shares; issued and outstanding: none                          --                    --
    Class C convertible preferred stock, $0.01 par value,
     authorized: 25,000 shares; issued and outstanding: none                         --                    --
  Common stock, $0.01 par value, authorized: 35,000,000 shares;
   issued and outstanding:  26,176,637 and 26,167,642 shares
   at March 31, 2001 and December 31, 2000, respectively                        261,766               261,676
  Additional paid-in-capital                                                100,180,544           100,027,227
  Accumulated other comprehensive income                                         37,629               120,000
  Accumulated deficit                                                       (81,478,227)          (77,752,202)
                                                                           ------------          ------------
                                                                             19,001,712            22,656,701
                                                                           ------------          ------------
    Total liabilities and shareholders' equity                             $ 21,670,495          $ 25,659,744
                                                                           ------------          ------------
                                                                           ------------          ------------


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                       For the Period
                                                                                        from May 1,
                                                    For the Three Months Ended        1994 (Inception)
                                                              March 31,                   through
                                                   ----------------------------           March 31,
                                                      2001             2000                 2001
                                                   -----------      -----------       ----------------
                                                            (Unaudited)                   Unaudited)
Revenues:
 Contract research grants                          $   125,879      $   151,462         $  1,657,275
 Technology license fees                                18,600           40,278            4,252,599
 Laboratory support services                                --            6,463              116,912
 Research support                                           --               --            5,498,153
                                                   -----------      -----------         ------------
   Total revenues                                      144,479          198,203           11,524,939
                                                   -----------      -----------         ------------

Operating expenses:
 Research and development                            2,428,954        2,010,670           46,748,978
 Clinical trials                                     1,176,246          250,183           13,755,146
                                                   -----------      -----------         ------------
   Total research and development                    3,605,200        2,260,853           60,504,124
 General and administrative                            729,661          804,054           17,060,291
                                                   -----------      -----------         ------------
   Total operating expenses                          4,334,861        3,064,907           77,564,415
                                                   -----------      -----------         ------------

Interest income                                       (464,458)        (151,846)          (3,513,066)
Interest expense                                           101            4,946              207,994
                                                   -----------      -----------         ------------
   Net loss                                         (3,726,025)      (2,719,804)         (62,734,404)

Preferred stock dividends and accretion                     --         (358,178)         (18,488,687)
                                                   -----------      -----------         ------------
Loss applicable to common
 shareholders                                      $(3,726,025)     $(3,077,982)        $(81,223,091)
                                                   -----------      -----------         ------------
                                                   -----------      -----------         ------------

Basic and diluted loss applicable to
 common shareholders per share                     $     (0.14)     $     (0.16)
                                                   -----------      -----------
                                                   -----------      -----------

Weighted-average number of shares of
 common stock outstanding                           26,176,637       19,739,294
                                                   -----------      -----------
                                                   -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                             Class A
                                                           Convertible
                                                         Preferred Stock       Common Stock                 Additional
                                                        -----------------  --------------------  Treasury      Paid-in
                                                         Shares    Amount    Shares    Amount     Stock        Capital
                                                        --------  -------  ----------  --------  --------  ------------
Balance at December 31, 1998                             616,656  $ 6,167  13,953,046  $139,530  $     --  $ 52,024,648
Conversion of Class A convertible preferred stock       (144,612)  (1,446)    401,707     4,018                  (2,572)
Class A convertible preferred stock dividend              26,150      261                                       384,738
Series 1998 convertible preferred stock accretion
Common stock issued in exchange for cancellation of
 outstanding warrants                                                             102         1                     473
Exercise of stock options                                                     470,886     4,709  (196,159)      650,028
Retirement of treasury stock                                                  (35,659)     (357)  196,159
Exercise of warrants                                                           26,296       263                    (263)
Issuance of common stock                                                    3,425,741    34,257              14,955,131
Amortization of deferred compensation
Net loss
                                                        --------  -------  ----------  --------  --------  ------------
Balance at December 31, 1999                             498,194  $ 4,982  18,242,119  $182,421  $     --  $ 68,012,183
                                                        --------  -------  ----------  --------  --------  ------------
Conversion of Class A convertible preferred stock       (502,928)  (5,029)  1,397,035    13,970                  (8,941)
Redemption of Class A convertible preferred stock           (545)      (5)                                       (5,445)
Class A convertible preferred stock dividend               5,279       52                                       247,482
Series 1998 convertible preferred stock accretion
Conversion of Series 1998 convertible preferred stock                       1,507,024    15,070               5,522,395
Exercise of stock options                                                     650,409     6,504               2,868,558
Exercise of warrants                                                        4,371,055    43,711              23,270,995
Compensation associated with stock options                                                                      120,000
Amortization of deferred compensation
Change in net unrealized gains and losses
Net loss
                                                        --------  -------  ----------  --------  --------  ------------
Balance at December 31, 2000                                  --  $    --  26,167,642  $261,676  $     --  $100,027,227
                                                        --------  -------  ----------  --------  --------  ------------
Exercise of stock options                                                       8,500        85                  42,634
Exercise of warrants                                                              495         5                      (5)
Compensation associated with stock options                                                                      110,688
Change in net unrealized gains and losses
Net loss
                                                        --------  -------  ----------  --------  --------  ------------
Balance at March 31, 2001 (unaudited)                         --  $    --  26,176,637  $261,766  $     --  $100,180,544
                                                        --------  -------  ----------  --------  --------  ------------
                                                        --------  -------  ----------  --------  --------  ------------



                                                                      Accumulated
                                                                         Other                         Total
                                                         Deferred    Comprehensive   Accumulated   Shareholders'
                                                       Compensation      Income        Deficit        Equity
                                                       ------------  -------------  ------------   -------------
Balance at December 31, 1998                             $(37,496)     $     --     $(50,628,641)  $  1,504,208
Conversion of Class A convertible preferred stock                                                            --
Class A convertible preferred stock dividend                                            (384,999)            --
Series 1998 convertible preferred stock accretion                                       (324,782)      (324,782)
Common stock issued in exchange for cancellation of
 outstanding warrants                                                                                       474
Exercise of stock options                                                                (40,310)       418,268
Retirement of treasury stock                                                            (195,802)            --
Exercise of warrants                                                                                         --
Issuance of common stock                                                                             14,989,388
Amortization of deferred compensation                      34,632                                        34,632
Net loss                                                                             (10,768,924)   (10,768,924)
                                                         --------      --------     ------------   ------------
Balance at December 31, 1999                             $ (2,864)     $     --     $(62,343,458)  $  5,853,264
                                                         --------      --------     ------------   ------------
Conversion of Class A convertible preferred stock                                                            --
Redemption of Class A convertible preferred stock                                                        (5,450)
Class A convertible preferred stock dividend                                            (247,534)            --
Series 1998 convertible preferred stock accretion                                       (358,178)      (358,178)
Conversion of Series 1998 convertible preferred stock                                                 5,537,465
Exercise of stock options                                                                             2,875,062
Exercise of warrants                                                                                 23,314,706
Compensation associated with stock options                                                              120,000
Amortization of deferred compensation                       2,864                                         2,864
Change in net unrealized gains and losses                               120,000                         120,000
Net loss                                                                             (14,803,032)   (14,803,032)
                                                         --------      --------     ------------   ------------
Balance at December 31, 2000                             $     --      $120,000     $(77,752,202)  $ 22,656,701
                                                         --------      --------     ------------   ------------
Exercise of stock options                                                                                42,719
Exercise of warrants                                                                                         --
Compensation associated with stock options                                                              110,688
Change in net unrealized gains and losses                               (82,371)                        (82,371)
Net loss                                                                              (3,726,025)    (3,726,025)
                                                         --------      --------     ------------   ------------
Balance at March 31, 2001 (unaudited)                    $     --      $ 37,629     $(81,478,227)  $ 19,001,712
                                                         --------      --------     ------------   ------------
                                                         --------      --------     ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows



                                                                                     For the Period
                                                                                       From May 1,
                                                        For the Three Months Ended  1994 (Inception)
                                                                 March 31,              through
                                                        --------------------------      March 31,
                                                           2001          2000             2001
                                                        -----------   -----------   ----------------
                                                              (Unaudited)              (Unaudited)
Cash flows from operating activities:
  Net loss                                              $(3,726,025)  $(2,719,804)    $(62,734,404)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
     Purchased research and development                          --            --        4,481,405
     Amortization of financing costs                             --            --          345,439
     Depreciation and amortization                           76,195       101,187        1,974,029
     Decrease (increase) in receivables and other
       current assets                                       198,191     1,043,271         (495,896)
     Decrease (increase) in other assets                         --         1,115          (28,195)
     (Decrease) increase in accounts payable
       and accrued expenses                                (332,236)   (1,629,114)       2,630,094
     Extension/reissuance of placement agent
       warrants                                                  --            --          168,249
     Stock issued for services                                   --            --          600,417
     Non-cash compensation                                  110,688         2,864        1,067,990
                                                        -----------   -----------     ------------
Net cash used in operating activities                    (3,673,187)   (3,200,481)     (51,990,872)
                                                        -----------   -----------     ------------
Cash flows from investing activities:
    Purchases of marketable securities                   (1,015,458)           --      (64,021,944)
    Maturities of marketable securities                   6,386,653            --       51,353,380
    Acquisition of fixed assets                            (194,710)     (127,058)      (1,725,388)
                                                        -----------   -----------     ------------
Net cash provided by (used in) investing activities       5,176,485      (127,058)     (14,393,952)
                                                        -----------   -----------     ------------

Cash flows from financing activities:
    Initial public offering                                      --            --        9,696,210
    Net proceeds from issuance of common stock               42,719     1,406,790       21,609,477
    Net proceeds from issuance of preferred stock                --            --       20,716,288
    Net proceeds from exercise of Class A Warrants               --     5,243,926        5,675,480
    Net proceeds from exercise of Class B Warrants               --     3,763,050       17,538,084
    Net proceeds from exercise of placement agent
      warrants                                                   --       101,142          101,142
    Repayment of equipment capital leases                    (2,024)      (48,071)        (923,619)
    Other financing activities, net                              --            --         (286,520)
                                                        -----------   -----------     ------------
Net cash provided by financing activities                    40,695    10,466,837       74,126,542
                                                        -----------   -----------     ------------
Increase in cash and cash equivalents                     1,543,993     7,139,298        7,741,718
Cash and cash equivalents, beginning of period            6,197,725    11,105,262               --
                                                        -----------   -----------     ------------
Cash and cash equivalents, end of period                $ 7,741,718   $18,244,560     $  7,741,718
                                                        -----------   -----------     ------------
                                                        -----------   -----------     ------------

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

2.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K (File No. 0-26534).

3.       Shareholders' Equity

         Redemption of Class A Warrants

         On February 11, 2000, the Company notified holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the "Redemption Date"). The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. As of the Redemption Date, the Company had received net proceeds of $5.2 million from the exercise of 1.2 million Class A Warrants. Subsequently, the Company received net proceeds of $0.6 million from the exercise of 0.1 million Class A Warrants as a result of the exercises of Unit Purchase Options.

         Redemption of Class B Warrants

         From January 1 through March 13, 2000, the day the Company redeemed the Class A Warrants, the Company received net proceeds of $3.8 million from the voluntary exercise of 0.6 million Class B Warrants. On March 27, 2000, the Company notified registered holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000. The

Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. In addition to the 0.6 million Class B Warrants previously discussed, 0.1 million Class B Warrants were exercised from March 14 through March 31, 2000, resulting in net proceeds to the Company of $0.8 million.

         Mandatory Conversion of 5% Redeemable Convertible Preferred Stock Series 1998

         The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000, and in accordance with the terms of the 5% Redeemable Convertible Preferred Stock Series 1998, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1,507,024 shares of common stock at the $3.60 conversion price, effective February 22, 2000.

4.       Research Grants

         In 1998 and 1999, the Company was awarded Small Business Innovation Research ("SBIR") grants from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase programs. The grants allowed reimbursement of direct costs of up to $848,329. For the three-month period ended March 31, 2000, revenues of $64,035 have been recognized as the costs were incurred. These grants expired in 2000.

         In January 2000, the Company received a two-year SBIR grant from the National Institutes of Health/National Cancer Institute for TAPET'r' research. The grant allows reimbursement of direct costs of up to $750,000 and expires December 31, 2001. For the three-month periods ended March 31, 2001 and 2000, revenues of $125,879 and $87,427, respectively, have been recognized as the costs were incurred.

5.       Research Support

         Cooperative Research and Development Agreement

         On April 1, 2000, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch provides materials and supplies to research and development projects using CRADA funds, personnel and "in kind" resources supplied by the Company. The Company will contribute $350,000 per year for a period of five years, payable quarterly. For the three-month period ended March 31, 2001, $87,500 has been recorded as research and development expense under this agreement.

         Research Gift

         During the first quarter of 2001, the Company provided a gift to Yale University of $200,000, payable in four equal quarterly installments beginning April 1, 2001. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development expense in the first quarter of 2001.

6.       Comprehensive Loss

         Comprehensive loss has been calculated in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company has determined total comprehensive loss to be $3.8 million, $2.7 million and $62.8 million for the three-month periods ended March 31, 2001 and 2000, and for the period from May 1, 1994 (inception) through March 31, 2001, respectively. The Company's total comprehensive loss represents net loss plus the change in net unrealized gains and losses for the periods presented.

7.       Per Share Data

         The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share amounts):

                                                              Three Months Ended
                                                                 March 31,
                                                            -----------------------
                                                              2001           2000
                                                            -------         -------
Numerator:
  Net loss                                                  $(3,726)        $(2,720)
  Preferred stock dividends and accretion                        --            (358)
                                                            -------         -------
  Numerator for basic and diluted loss
  applicable to common shareholders per share                (3,726)         (3,078)

Denominator:
  Weighted-average number of shares of
  common stock outstanding                                   26,177          19,739
                                                            -------         -------

  Basic and diluted loss applicable to common
  shareholders per share                                    $ (0.14)        $ (0.16)
                                                            -------         -------
                                                            -------         -------


         The warrants, stock options and preferred stock were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of the our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that could cause actual results and events to differ significantly.

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

o Conduct Phase I clinical studies of VNP40101M, a member of the Sulfonyl Hydrazine Prodrug class, for safety and dosage;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000

         Revenues. Revenues decreased to $0.1 million for the three months ended March 31, 2001, from $0.2 million for the comparable 2000 period. The change was due primarily to lower revenues recorded under contract research grants and technology license agreements.

         Research and Development. Total research and development expenses were $3.6 million for the three-month period ended March 31, 2001, compared with $2.3 million for the same 2000 period. The increase of $1.3 million was attributable to higher clinical trials expenses of $0.9 million and other research and development costs of $0.4 million. The increase in clinical trials expenses was due to patient accumulation and drug production costs for clinical trials of TAPET and Triapine. Other research and development expenses increased by $0.4 million due primarily to research support related to a gift to Yale University and a cooperative research and development agreement with the National Cancer Institute. We expect research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses decreased to $0.7 million for the three-month period ended March 31, 2001 from $0.8 million for the comparable 2000 period. The decrease was primarily due to lower bonus expense partially offset by higher legal and other professional fees.

         Interest Income and Expense. Interest income increased to $0.5 million for the three-month period ended March 31, 2001, as compared to $0.2 million for the same period in 2000. The increase reflects a higher level of invested funds as a result of net proceeds to the Company from option and warrant exercises. Interest expense decreased to $101 for the first quarter of 2001 from $4,946 for the comparable 2000 quarter.

         Preferred Stock Dividends and Accretion. No preferred stock dividends and accretion were reported for the three-month period ended March 31, 2001, compared to $0.4 million for the three-month period ended March 31, 2000. All outstanding shares of preferred stock were redeemed or converted into common stock during 2000, which resulted in the elimination of non-cash dividends and accretion of the 5% Redeemable Convertible Preferred Stock Series 1998 dividends.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders increased to $3.7 million, or $0.14 per share, for the three-month period ended March 31, 2001, from $3.1 million, or $0.16 per share, for the same period in 2000, based on a weighted average number of shares outstanding of 26.2 million and 19.7 million, respectively.

Liquidity and Capital Resources

         At March 31, 2001, we had cash, cash equivalents and short-term investments of $20.4 million compared to $24.4 million at December 31, 2000. The decrease in the first quarter of 2001 was due primarily to net cash used in operating activities of $3.7 million.

         We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through the first quarter of 2002. As of March 31, 2001, we estimate that the amount required to fund all operations net of any cash inflows for the next twelve months is $18.4 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding our exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant changes in our market risk exposure since the year-end.

                                     PART II

                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               None.

         (b)   Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2001:

               1. On January 11, 2001, under Item 5 and Item 7 to announce the status of Phase I trials of TAPET, the Company's drug delivery platform, and Triapine, an anticancer cell therapeutic.

               2. On February 21, 2001, under Item 5 and Item 7 to announce that the Company expected to initiate Phase I clinical trials of the lead candidate, VNP40101M, from its Sulfonyl Hydrazine Prodrug family in approximately 2 months.

               3. On February 23, 2001, under Item 5 and Item 7 to announce the
                  Company's 2000 year-end and fourth quarter financial results.

               4. On February 27, 2001, under Item 5 and Item 7 to announce the issuance of U.S. Patent No. 6,190,657 from the U.S. Patent and Trademark Office entitled "Vectors for the Diagnosis and Treatment of Solid Tumors Including Melanoma."

               5. On March 20, 2001, under Item 5 and Item 7 to announce that
                  AstraZeneca had elected not to exercise a second option agreement with the Vion-EPTTCO Limited collaboration for TAPET-CPG2.

All other items of this report are inapplicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 2001              Vion Pharmaceuticals, Inc.

                                 By:  /s/ ALAN KESSMAN
                                      ------------------------------------------
                                      Alan Kessman
                                      President and Chief Executive Officer



                                 By:  /s/ KAREN SCHMEDLIN
                                      ------------------------------------------
                                      Karen Schmedlin
                                      Controller and Principal Financial Officer


                            STATEMENT OF DIFFERENCES

  The registered trademark symbol shall be expressed as....................'r'