Form 10-Q
period 2001-06-30
VION PHARMACEUTICALS INC
filed 2001-08-06
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of August 1, 2001 was 26,345,640.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                          June 30,        December 31,
                                                                                            2001             2000
                                                                                        ------------------------------
                                                                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                          $   7,221,357     $   6,197,725
   Short-term investments                                                                10,267,183        18,159,759
                                                                                      -------------------------------
      Total cash, cash equivalents and short-term investments                            17,488,540        24,357,484
   Interest receivable                                                                      286,850           299,847
   Accounts receivable                                                                      129,799           144,447
   Other current assets                                                                     114,029           250,779
                                                                                      -------------------------------
     Total current assets                                                                18,019,218        25,052,557
   Property and equipment, net                                                              662,353           577,277
   Security deposits                                                                         29,910            29,910
                                                                                      -------------------------------
     Total assets                                                                     $  18,711,481     $  25,659,744
                                                                                      ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Obligation under capital leases - current                                          $       2,090     $       6,181
   Accounts payable and accrued expenses                                                  2,792,565         2,996,862
                                                                                      -------------------------------
     Total current liabilities                                                            2,794,655         3,003,043
                                                                                      -------------------------------

Redeemable Preferred Stock:
   5% convertible preferred stock Series 1998, $0.01 par value, authorized: 15,000
     shares; issued and outstanding: none                                                      --                --

Shareholders' Equity:
   Preferred stock, $0.01 par value - 5,000,000 shares authorized consisting of:
       Class A convertible preferred stock, $0.01 par value,
         authorized: 3,500,000 shares; issued and outstanding: none                            --                --
       Class B convertible preferred stock, $0.01 par value,
         authorized: 5,000 shares; issued and outstanding: none                                --                --
       Class C convertible preferred stock, $0.01 par value,
         authorized: 25,000 shares; issued and outstanding: none                               --                --
   Common stock, $0.01 par value, authorized: 35,000,000 shares;
     issued and outstanding:  26,214,043 and 26,167,642 shares
     at June 30, 2001 and December 31, 2000, respectively                                   262,140           261,676
   Additional paid-in-capital                                                           100,350,804       100,027,227
   Accumulated other comprehensive income                                                    14,984           120,000
   Accumulated deficit                                                                  (84,711,102)      (77,752,202)
                                                                                      -------------------------------
                                                                                         15,916,826        22,656,701
                                                                                      -------------------------------
      Total liabilities and shareholders' equity                                      $  18,711,481     $  25,659,744
                                                                                      ===============================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                                          For the Period from
                                             For the Three Months Ended        For the Six Months Ended        May 1, 1994
                                                      June 30,                       June 30,             (Inception) through
                                             2001               2000            2001            2000         June 30, 2001
                                          ---------------------------------------------------------------------------------
Revenues:                                        (Unaudited)                       (Unaudited)              (Unaudited)
   Contract research grants             $    147,242     $    162,531     $    273,121     $    313,993   $  1,804,517
   Technology license fees                    33,750           10,830           52,350           51,108      4,286,349
   Laboratory support services                    --           47,149               --           53,612        116,912
   Research support                               --               --               --               --      5,498,153
                                        ------------------------------------------------------------------------------
     Total revenues                          180,992          220,510          325,471          418,713     11,705,931
                                        ------------------------------------------------------------------------------

Operating expenses:
   Research and development                1,996,970        2,392,151        4,425,924        4,402,821     48,745,948
   Clinical trials                           639,248          642,810        1,815,494          892,993     14,394,394
                                        ------------------------------------------------------------------------------
      Total research and development       2,636,218        3,034,961        6,241,418        5,295,814     63,140,342
   General and administrative              1,042,253          748,368        1,771,914        1,552,422     18,102,544
                                        ------------------------------------------------------------------------------
      Total operating expenses             3,678,471        3,783,329        8,013,332        6,848,236     81,242,886
                                        ------------------------------------------------------------------------------

Interest income                             (264,809)        (397,574)        (729,267)        (549,420)    (3,777,875)
Interest expense                                 205            2,940              306            7,886        208,199
                                        ------------------------------------------------------------------------------
      Net loss                            (3,232,875)      (3,168,185)      (6,958,900)      (5,887,989)   (65,967,279)

Preferred stock dividends and accretion           --         (242,392)              --         (600,570)   (18,488,687)
                                        ------------------------------------------------------------------------------

Loss applicable to common
  shareholders                          $ (3,232,875)    $ (3,410,577)    $ (6,958,900)    $ (6,488,559)  $(84,455,966)
                                        ==============================================================================

Basic and diluted loss applicable to
   common shareholders per share        $      (0.12)    $      (0.14)    $      (0.27)    $      (0.29)
                                        ===============================================================

Weighted-average number of shares of
   common stock outstanding               26,190,356       24,796,862       26,182,112       22,268,076
                                        ===============================================================



The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                              Class A
                                            Convertible
                                          Preferred Stock              Common Stock                    Additional
                                       -------------------------------------------------  Treasury      Paid-in      Deferred
                                         Shares       Amount       Shares        Amount    Stock        Capital    Compensation
                                       ----------------------------------------------------------------------------------------
Balance at December 31, 1998             616,656     $ 6,167     13,953,046     $139,530  $      --   $52,024,648    $(37,496)
Conversion of Class A convertible
   preferred stock                      (144,612)     (1,446)       401,707        4,018                   (2,572)
Class A convertible preferred stock
   dividend                               26,150         261                                              384,738
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                 102            1                      473
Exercise of stock options                                           470,886        4,709   (196,159)      650,028
Retirement of treasury stock                                        (35,659)        (357)   196,159
Exercise of warrants                                                 26,296          263                     (263)
Issuance of common stock                                          3,425,741       34,257               14,955,131
Amortization of deferred compensation                                                                                  34,632
Net loss
                                       ----------------------------------------------------------------------------------------
Balance at December 31, 1999             498,194     $ 4,982     18,242,119     $182,421  $      --   $68,012,183    $ (2,864)
                                       ----------------------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                      (502,928)     (5,029)     1,397,035       13,970                   (8,941)
Redemption of Class A convertible
   preferred stock                          (545)         (5)                                              (5,445)
Class A convertible preferred stock
   dividend                                5,279          52                                              247,482
Series 1998 convertible preferred stock
   accretion
Conversion of Series 1998 convertible
   preferred stock                                                1,507,024       15,070                5,522,395
Exercise of stock options                                           650,409        6,504                2,868,558
Exercise of warrants                                              4,371,055       43,711               23,270,995
Compensation associated with stock
   options                                                                                                120,000
Amortization of deferred compensation                                                                                   2,864
Change in net unrealized gains and
   losses
Net loss
                                       ----------------------------------------------------------------------------------------
Balance at December 31, 2000                  --      $   --     26,167,642     $261,676  $     --   $100,027,227    $     --
                                       ----------------------------------------------------------------------------------------
Exercise of stock options                                            38,500          385                  175,226
Exercise of warrants                                                  4,015           40                   14,973
Compensation associated with stock
   options                                                                                                110,688
Issuances under employee benefit plan                                 3,886           39                   22,690
Change in net unrealized gains and
   losses
Net loss
                                       ----------------------------------------------------------------------------------------
Balance at June 30, 2001 (unaudited)          --      $   --     26,214,043     $262,140  $     --   $100,350,804    $     --
                                       ========================================================================================

                                             Accumulated
                                               Other                        Total
                                            Comprehensive  Accumulated   Shareholders'
                                               Income        Deficit        Equity
                                         --------------------------------------------
Balance at December 31, 1998                   $  --       $(50,628,641)   $1,504,208
Conversion of Class A convertible
   preferred stock                                                                 --
Class A convertible preferred stock
   dividend                                                    (384,999)           --
Series 1998 convertible preferred stock
   accretion                                                   (324,782)     (324,782)
Common stock issued in exchange for
   cancellation of outstanding warrants                                           474
Exercise of stock options                                       (40,310)      418,268
Retirement of treasury stock                                   (195,802)           --
Exercise of warrants                                                               --
Issuance of common stock                                                   14,989,388
Amortization of deferred compensation                                          34,632
Net loss                                                    (10,768,924)  (10,768,924)
                                         ---------------------------------------------
Balance at December 31, 1999                  $   --       $(62,343,458)  $ 5,853,264
                                         ---------------------------------------------
Conversion of Class A convertible
   preferred stock                                                                 --
Redemption of Class A convertible
   preferred stock                                                             (5,450)
Class A convertible preferred stock
   dividend                                                    (247,534)           --
Series 1998 convertible preferred stock
   accretion                                                   (358,178)     (358,178)
Conversion of Series 1998 convertible
   preferred stock                                                          5,537,465
Exercise of stock options                                                   2,875,062
Exercise of warrants                                                       23,314,706
Compensation associated with stock
   options                                                                    120,000
Amortization of deferred compensation                                           2,864
Change in net unrealized gains and
   losses                                     120,000                         120,000
Net loss                                                    (14,803,032)  (14,803,032)
                                         ---------------------------------------------
Balance at December 31, 2000                $ 120,000      $(77,752,202) $ 22,656,701
                                         ---------------------------------------------
Exercise of stock options                                                     175,611
Exercise of warrants                                                           15,013
Compensation associated with stock
   options                                                                    110,688
Issuances under employee benefit plan                                          22,729
Change in net unrealized gains and
   losses                                    (105,016)                       (105,016)
Net loss                                                     (6,958,900)   (6,958,900)
                                         ---------------------------------------------
Balance at June 30, 2001 (unaudited)        $  14,984      $(84,711,102)   $15,916,826
                                         =============================================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                             For The Period
                                                                                            From May 1, 1994
                                                               For the Six Months Ended       (Inception)
                                                                        June 30,                through
                                                      -----------------------------------       June 30,
                                                                 2001              2000           2001
                                                      -------------------------------------------------------
                                                                      (Unaudited)              (Unaudited)
Cash flows from operating activities:
   Net loss                                                 $(6,958,900)      $(5,887,989)    $(65,967,279)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Purchased research and development                              --                --        4,481,405
     Amortization of financing costs                                 --                --          345,439
     Depreciation and amortization                              153,509           200,080        2,051,343
     Decrease (increase) in receivables and other
       current assets                                           164,395         1,296,328         (529,692)
     Decrease (increase) in other assets                             --             7,414          (28,195)
     (Decrease) increase in accounts payable and
       accrued expenses                                        (204,297)       (1,757,878)       2,758,033
     Extension/reissuance of placement agent warrants                --                --          168,249
     Stock issued for services                                       --                --          600,417
     Non-cash compensation                                      110,688             2,864        1,067,990
                                                      -------------------------------------------------------
Net cash used in operating activities                        (6,734,605)       (6,139,181)     (55,052,290)
                                                      -------------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                        (3,040,294)       (1,014,607)     (66,046,780)
   Maturities of marketable securities                       10,827,854                --       55,794,581
   Acquisition of fixed assets                                 (238,585)         (227,430)      (1,769,263)
                                                      -------------------------------------------------------
Net cash provided by (used in) investing activities           7,548,975        (1,242,037)     (12,021,462)
                                                      -------------------------------------------------------

Cash flows from financing activities:
   Initial public offering                                           --                --        9,696,210
   Net proceeds from issuance of common stock                   198,340         1,423,661       21,765,098
   Net proceeds from issuance of preferred stock                     --                --       20,716,288
   Net proceeds from exercise of Class A Warrants                    --         5,237,656        5,675,480
   Net proceeds from exercise of Class B Warrants                    --        15,807,693       17,538,084
   Net proceeds from exercise of placement agent
     warrants                                                    15,013           101,142          116,155
   Repayment of equipment capital leases                         (4,091)          (92,270)        (925,686)
   Other financing activities, net                                   --                --         (286,520)
                                                      -------------------------------------------------------
Net cash provided by financing activities                       209,262        22,477,882       74,295,109
                                                      -------------------------------------------------------

Increase in cash and cash equivalents                         1,023,632        15,096,664        7,221,357
Cash and cash equivalents, beginning of period                6,197,725        11,105,262               --
                                                      -------------------------------------------------------
Cash and cash equivalents, end of period                    $ 7,221,357       $26,201,926        7,221,357
                                                      =======================================================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


1.       The Company

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. The Company, formerly OncoRx, Inc., was incorporated in March 1992 and began operations on May 1, 1994.

2.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K (File No. 0-26534).

3.       Shareholders' Equity

         Redemption of Class A Warrants

         During the first quarter of 2000, the Company redeemed its outstanding Class A Warrants. The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. The Company received net proceeds of $5.2 million from the exercise of 1.2 million Class A Warrants.

         Redemption of Class B Warrants

         During the six-month period ended June 30, 2000, the Company redeemed its outstanding Class B Warrants. The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. The Company received net proceeds of $15.8 million from the exercise of 2.6 million Class B Warrants.

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

         Conversions of Class A Convertible Preferred Stock

         For the six months ended June 30, 2000, 498,076 shares of Class A convertible preferred stock were converted into 1,383,552 shares of common stock.

4.       Comprehensive Loss

         Comprehensive loss has been calculated in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company has determined total comprehensive loss to be $7.1 million, $5.9 million and $66.1 million for the six-month periods ended June 30, 2001 and 2000, and for the period from May 1, 1994 (inception) through June 30, 2001, respectively. The Company's total comprehensive loss represents net loss plus the change in net unrealized gains and losses for the periods presented.

5.       Per Share Data

         The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share amounts):


                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,
                                                               -------------------------------------------------------------
                                                                   2001             2000            2001            2000
                                                               -------------------------------------------------------------
Numerator:
     Net loss                                                     $(3,233)        $(3,168)        $(6,959)         $(5,888)
     Preferred stock dividends and accretion                         --              (243)           --               (601)
                                                               -------------------------------------------------------------
     Numerator for basic and diluted loss applicable to
     common shareholders per share                                $(3,233)        $(3,411)        $(6,959)         $(6,489)

Denominator:
     Weighted-average number of shares of common stock
     outstanding                                                   26,190          24,797          26,182           22,268
                                                               -------------------------------------------------------------

Basic and diluted loss applicable to common shareholders per
share                                                              $(0.12)         $(0.14)         $(0.27)          $(0.29)
                                                               =============================================================



         The warrants, stock options and preferred stock were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

6.       Subsequent Events

         Research Grant

         In July 2001, the Company received a six-month SBIR grant from the National Institutes of Health/National Cancer Institute for Sulfonyl Hydrazine Prodrug research. The grant allows reimbursement of direct costs of up to $100,000. Revenue from this grant will be recognized as the costs are incurred.

         Gift to Yale University

         In July 2001, the Company provided a gift to Yale University of $670,000 payable in four equal quarterly installments for the year ended September 30, 2002, to support research projects. In accordance with Statement of Financial Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company will record the total amount of the gift as research and development cost in the third quarter of 2001.

         Increase in Authorized Shares

         At the Company's Annual Meeting of Stockholders held on July 26, 2001, the stockholders approved an increase in the Company's authorized shares of common stock from 35 million shares to 100 million shares. The stockholders also approved an increase in the number of shares that may be granted under the Company's Amended and Restated 1993 Stock Option Plan from 3 million shares to
4.285 million shares.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that could cause actual results and events to differ significantly.

Overview

         We are a development stage biopharmaceutical company committed to the discovery, development and commercialization of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues consist of contract research grants and technology license fees. We have generated minimal revenues and have incurred substantial operating losses from our activities.

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

o Conduct Phase I combination studies for safety and dosage of Triapine'r' in conjunction with standard chemotherapy treatments;

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

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

         Revenues. Revenues were $0.2 million for each of the three-month periods ended June 30, 2001 and 2000.

         Research and Development. Total research and development expenses were $2.6 million for the three-month period ended June 30, 2001, compared with $3.0 million for the same 2000 period. The decrease of $0.4 million was due primarily to timing differences in the recognition of costs related to research support provided to Yale University. We expect research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses increased to $1.0 million for the three-month period ended June 30, 2001 from $0.7 million for the comparable 2000 period. The increase was due primarily to director and officer recruitment expenses and patent legal fees.

         Interest Income and Expense. Interest income was $0.3 million for the three-month period ended June 30, 2001, as compared to $0.4 million for the same period in 2000. The decrease reflects a lower level of invested funds. Interest expense decreased to $205 for the second quarter of 2001 from $2,940 for the comparable 2000 quarter.

         Preferred Stock Dividends and Accretion. No preferred stock dividends and accretion were reported for the three-month period ended June 30, 2001, compared to $0.2 million for the same period in 2000. All outstanding shares of preferred stock were redeemed or converted into common stock during 2000, which resulted in the elimination of non-cash dividends and accretion of the 5% Redeemable Convertible Preferred Stock Series 1998 dividends.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $3.2 million, or $0.12 per share, for the three-month period ended June 30, 2001, compared to $3.4 million, or $0.14 per share, for the same period in 2000.

Comparison of the Six-Month Periods Ended June 30, 2001 and 2000

         Revenues. Revenues decreased to $0.3 million for the six months ended June 30, 2001, from $0.4 million for the comparable 2000 period. The change was due primarily to lower revenues recorded under contract research grants and the termination of laboratory support services.

         Research and Development. Total research and development expenses were $6.2 million for the six-month period ended June 30, 2001, compared with $5.3 million for the same 2000 period. The increase of $0.9 million was attributable to higher clinical trials expenses due to increased patient enrollment and drug production costs for clinical trials of TAPET and Triapine. We expect research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses increased to $1.8 million for the six-month period ended June 30, 2001, from $1.6 million for the comparable 2000 period. The increase was due primarily to director and officer recruitment expenses.

         Interest Income and Expense. Interest income increased to $0.7 million for the six-month period ended June 30, 2001, as compared to $0.5 million for the same period in 2000. The increase reflects a higher level of invested funds. Interest expense decreased to $306 for the first half of 2001 from $7,886 for the comparable 2000 period.

         Preferred Stock Dividends and Accretion. No preferred stock dividends and accretion were reported for the six-month period ended June 30, 2001, compared to $0.6 million for the same period in 2000. All outstanding shares of preferred stock were redeemed or converted into common stock during 2000, which resulted in the elimination of non-cash dividends and accretion of the 5% Redeemable Convertible Preferred Stock Series 1998 dividends.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders increased to $7.0 million, or $0.27 per share, for the six-month period ended June 30, 2001, from

$6.5 million, or $0.29 per share, for the same period in 2000, based on a weighted-average number of common shares outstanding of 26.2 million and 22.3 million, respectively.

Liquidity and Capital Resources

         At June 30, 2001, we had cash, cash equivalents and short-term investments of $17.5 million compared to $24.4 million at December 31, 2000. The 2001 decrease was due primarily to net cash used in operating activities of $6.7 million.

         We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the second quarter of 2002. As of June 30, 2001, we estimate that the amount required to fund all operations net of any cash inflows for the next twelve months is approximately $17.4 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

         The Company filed a Form S-3 Shelf Registration Statement with the Securities and Exchange Commission, which was declared effective as of June 26, 2001. The Registration Statement relates to the potential sale of up to an aggregate of 4.7 million shares of Common Stock from time to time. We plan to do a financing by the second quarter of 2002 to fund our ongoing clinical trials and drug development. We cannot assure you as to the timing or terms of a financing, if any.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on July 26, 2001, four proposals were voted upon by the Company's stockholders. There were 26,214,043 shares of the Company's common stock outstanding which could be voted at the meeting. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

Proposal No. 1 - Election of Directors

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All seven nominees were elected. The aggregate number of votes cast by holders of common stock voted in person or by proxy for each nominee was as follows:


                                                    For                     Authority Withheld
                                                 Nominee                      From Nominee
                                                 -------                      ------------

Stephen K. Carter, M.D.                         23,632,606                         300,449
Frank T. Cary                                   23,092,178                         840,877
Alan Kessman                                    23,401,430                         531,625
Charles K. MacDonald                            23,645,117                         287,938
William R. Miller                               22,950,806                         982,249
Alan C. Sartorelli, Ph.D.                       23,644,027                         289,028
Walter B. Wriston                               23,334,415                         598,640

Proposal No. 2 - Increase in Authorized Shares of Common Stock

         A vote was taken at the Annual Meeting on the proposal to amend the Company's certificate of incorporation to increase the Company's authorized shares of common stock from 35,000,000 shares to 100,000,000 shares. The proposal was adopted. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

                                                     Abstentions and
                  For               Against          Broker Non-Votes
                  ---               -------          ----------------
               22,098,512           1,724,197        110,346

Proposal No. 3 - Increase in Shares Authorized Under Stock Option Plan

         A vote was taken at the Annual Meeting on the proposal to amend the Company's Amended and Restated 1993 Stock Option Plan to increase the number of shares that may be granted under the plan. The proposal was adopted. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

                                                     Abstentions and
                  For               Against          Broker Non-Votes
                  ---               -------          ----------------
                 21,861,626         1,931,118        140,311

Proposal No. 4 - Ratification of Selection of Independent Auditors

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2001. The selection of Ernst & Young LLP was ratified. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

                                                     Abstentions and
                  For               Against          Broker Non-Votes
                  ---               -------          ----------------
                 23,679,966         185,655          67,434

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibit 3.3 -- Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of July 26, 2001.

               Exhibit 10.31 -- Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of January 31, 2000.*

               * Confidential portions of this exhibit have been omitted
                 pursuant to a request for confidential treatment. The confidential portions have been filed separately with the Securities and Exchange Commission.

         (b)   Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2001:

               1. On May 18, 2001, under Item 5 and Item 7 to announce the
                  Company's 2001 first quarter financial results.

               2. On June 27, 2001, under Item 5 and Item 7 to announce the
                  Company's Form S-3 Shelf Registration Statement filed on April 3, 2001 with the Securities and Exchange Commission
                  (SEC) was declared effective as of June 26, 2001.

All other items of this report are inapplicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2001               Vion Pharmaceuticals, Inc.

                                    By: /s/ Steven H. Koehler
                                        --------------------------------------
                                        Steven H. Koehler
                                        Vice President, Finance and
                                             Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The registered trademark symbol shall be expressed as.................. 'r'
 The Greek letter beta shall be expressed as............................ [B]