Form 10-Q
period 2001-09-30
VION PHARMACEUTICALS INC
filed 2001-11-08
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of November 5, 2001 was 28,847,486.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                         September 30,        December 31,
(In thousands, except per share data)                                                             2001               2000
------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents                                                                   $10,618            $  6,197
   Short-term investments                                                                       15,541              18,160
                                                                                      ----------------------------------------
      Total cash, cash equivalents and short-term investments                                   26,159              24,357
   Interest receivable                                                                             305                 300
   Accounts receivable                                                                              82                 145
   Other current assets                                                                             11                 251
                                                                                      ----------------------------------------
     Total current assets                                                                       26,557              25,053
   Property and equipment, net                                                                     612                 577
   Security deposits                                                                                30                  30
                                                                                      ----------------------------------------
     Total assets                                                                              $27,199             $25,660
                                                                                      ========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                      $  3,026             $ 2,997
   Obligation under capital leases - current                                                        --                   6
                                                                                      ----------------------------------------
     Total current liabilities                                                                   3,026               3,003
                                                                                      ----------------------------------------

Redeemable Preferred Stock:
   5% convertible preferred stock Series 1998, $0.01 par value, authorized: 15
     shares; issued and outstanding: none                                                           --                  --

Shareholders' Equity:
   Preferred stock, $0.01 par value - 5,000 shares authorized consisting of:
       Class A convertible preferred stock, $0.01 par value,
         authorized: 3,500 shares; issued and outstanding: none                                     --                  --
       Class B convertible preferred stock, $0.01 par value,
         authorized: 5 shares; issued and outstanding: none                                         --                  --
       Class C convertible preferred stock, $0.01 par value,
         authorized: 25 shares; issued and outstanding: none                                        --                  --
   Common stock, $0.01 par value, authorized: 100,000 shares;
     issued and outstanding:  28,847 and 26,168 shares
     at September 30, 2001 and December 31, 2000, respectively                                     288                 262
   Additional paid-in-capital                                                                  112,273             100,027
   Accumulated other comprehensive income                                                           18                 120
   Accumulated deficit                                                                         (88,406)            (77,752)
                                                                                      ----------------------------------------
                                                                                                24,173              22,657
                                                                                      ----------------------------------------
      Total liabilities and shareholders' equity                                               $27,199             $25,660
                                                                                      ========================================


The accompanying notes are an integral part of these financial statements.

                                                Vion Pharmaceuticals, Inc.
                                               (A Development Stage Company)
                                                  Statement of Operations


                                                                                                             For the Period
                                        For the Three Months Ended              For the Nine Months Ended   from May 1, 1994
                                                 September 30,                       September 30,         (Inception) through
(In thousands, except per share data)       2001              2000         2001                2000         September 30, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                               (Unaudited)                     (Unaudited)                    (Unaudited)
Revenues:
   Contract research grants            $   153             $    315      $    426           $  629           $ 1,957
   Technology license fees                  69                   25           121               76             4,355
   Laboratory support services              --                   28            --               82               117
   Research support                         --                   --            --               --             5,498
                                     -----------------------------------------------------------------------------------------
     Total revenues                        222                  368           547              787            11,927
                                     -----------------------------------------------------------------------------------------

Operating expenses:
   Research and development              2,515                2,195         6,941            6,597            51,261
   Clinical trials                         871                  817         2,687            1,710            15,266
                                     -----------------------------------------------------------------------------------------
      Total research and development     3,386                3,012         9,628            8,307            66,527
   General and administrative              797                1,055         2,568            2,608            18,899
                                     -----------------------------------------------------------------------------------------
      Total operating expenses           4,183                4,067        12,196           10,915            85,426
                                     -----------------------------------------------------------------------------------------

Interest income                           (266)                (454)         (995)          (1,004)           (4,044)
Interest expense                            --                    1            --                9               208
                                     -----------------------------------------------------------------------------------------
      Net loss                          (3,695)              (3,246)      (10,654)          (9,133)          (69,663)

Preferred stock dividends and
   accretion                                --                   --            --             (601)          (18,488)
                                     -----------------------------------------------------------------------------------------

Loss applicable to common
   shareholders                        $(3,695)             $(3,246)     $(10,654)         $(9,734)         $(88,151)
                                     =========================================================================================

Basic and diluted loss applicable to
   common shareholders per share        $(0.13)              $(0.13)       $(0.40)          $(0.42)
                                     =================================================================

Weighted-average number of shares of
    common stock outstanding            27,593               25,805        26,658           23,455
                                     =================================================================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                Class A
                                              Convertible                                         Additional
                                            Preferred Stock       Common Stock         Treasury    Paid-in     Deferred
(In thousands)                             Shares     Amount    Shares       Amount      Stock     Capital   Compensation
-------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                     617    $ 6     13,953     $  139   $    --     $ 52,025       $ (37)
Conversion of Class A convertible               (145)    (1)       402          4                     (3)
   preferred stock
Class A convertible preferred stock
   dividend                                       26                                                 385
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for
   cancellation of outstanding warrants
Exercise of stock options                                          471          5       (196)        650
Retirement of treasury stock                                       (36)                  196
Exercise of warrants                                                26
Issuance of common stock                                         3,426         34                 14,955
Amortization of deferred compensation                                                                             34
Net loss
                                         ------------------------------------------------------------------------------
Balance at December 31, 1999                     498    $ 5     18,242      $ 182   $    --    $  68,012        $ (3)
                                         ------------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                              (503)    (5)     1,397         14                     (9)
Redemption of Class A convertible
   preferred stock                                                                                    (5)
Class A convertible preferred stock                5                                                 248
   dividend
Series 1998 convertible preferred stock
   accretion
Conversion of Series 1998 convertible                            1,507         15                  5,522
   preferred stock
Exercise of stock options                                          650          7                  2,868
Exercise of warrants                                             4,372         44                 23,271
Compensation associated with stock
   options                                                                                           120
Amortization of deferred compensation                                                                              3
Change in net unrealized gains and
   losses
Net loss
                                         ------------------------------------------------------------------------------
Balance at December 31, 2000                      --    $--     26,168      $ 262   $    --    $ 100,027      $   --
                                         ------------------------------------------------------------------------------
Issuance of common stock                                         2,500         25                 11,386
Exercise of stock options                                          165          1                    674
Exercise of warrants                                                 4                                15
Compensation associated with stock
   options                                                                                           111
Issuances under employee benefit plans                              10                                60
Change in net unrealized gains and
   losses
Net loss
                                         ------------------------------------------------------------------------------
Balance at September 30, 2001 (unaudited)         --    $--     28,847      $ 288   $    --     $112,273     $    --
                                         ==============================================================================





                                       Accumulated
                                           Other                        Total
                                        Comprehensive   Accumulated  Shareholders'
(In thousands)                             Income         Deficit      Equity
---------------------------------------------------------------------------------

Balance at December 31, 1998               $      --    $(50,628)   $  1,505

Conversion of Class A convertible
   preferred stock                                                       --
Class A convertible preferred stock
   dividend                                                (385)         --
Series 1998 convertible preferred stock
   accretion                                               (325)       (325)
Common stock issued in exchange for
   cancellation of outstanding warrants                                  --
Exercise of stock options                                   (40)        419
Retirement of treasury stock                               (196)         --
Exercise of warrants                                                     --
Issuance of common stock                                             14,989
Amortization of deferred compensation                                    34
Net loss                                                (10,769)    (10,769)
                                       --------------------------------------
Balance at December 31, 1999              $       --   $(62,343) $    5,853
                                       --------------------------------------
Conversion of Class A convertible
   preferred stock                                                       --
Redemption of Class A convertible
   preferred stock                                                       (5)
Class A convertible preferred stock
   dividend                                                (248)         --
Series 1998 convertible preferred stock
   accretion                                               (358)       (358)
Conversion of Series 1998 convertible
   preferred stock                                                    5,537
Exercise of stock options                                             2,875
Exercise of warrants                                                 23,315
Compensation associated with stock
   options                                                              120
Amortization of deferred compensation                                     3
Change in net unrealized gains and
   losses                                      120                      120
Net loss                                                (14,803)    (14,803)
                                       --------------------------------------
Balance at December 31, 2000                 $ 120     $(77,752)  $  22,657
                                       --------------------------------------
Issuance of common stock                                             11,411
Exercise of stock options                                               675
Exercise of warrants                                                     15
Compensation associated with stock
   options                                                              111
Issuances under employee benefit plans                                   60
Change in net unrealized gains and
   losses                                     (102)                    (102)
Net loss                                                (10,654)    (10,654)
                                       --------------------------------------
Balance at September 30, 2001
   (unaudited)                               $  18     $(88,406)    $24,173
                                       ======================================


The accompanying notes are an integral part of these financial statements.

                                                Vion Pharmaceuticals, Inc.
                                               (A Development Stage Company)
                                                  Statement of Cash Flows


                                                                                             For The Period
                                                         For the Nine Months Ended          From May 1, 1994
                                                               September 30,               (Inception) through
                                                      -----------------------------------    September 30,
(In thousands)                                                2001              2000            2001
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:                             (Unaudited)                (Unaudited)
   Net loss                                                    $(10,654)          $(9,133)        $(69,663)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Depreciation and amortization                                  220               300            2,118
     Loss on fixed asset disposals                                    4                --                4
     Decrease (increase) in receivables and other
       current assets                                               298             1,325             (396)
     (Increase) in other assets                                      --                --              (28)
     Increase (decrease) in accounts payable and
       accrued expenses                                              29            (1,482)           2,992
     Non-cash compensation                                          111                 3            1,068
     Purchased research and development                              --                --            4,481
     Stock issued for services                                       --                --              600
     Amortization of financing costs                                 --                --              346
     Extension/reissuance of placement agent warrants
                                                                     --                --              168
                                                      -------------------------------------------------------
Net cash used in operating activities                            (9,992)           (8,987)         (58,310)
                                                      -------------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                           (15,529)          (14,523)         (78,536)
   Maturities of marketable securities                           18,046                --           63,012
   Acquisition of property and equipment                           (259)             (299)          (1,789)
                                                      -------------------------------------------------------
Net cash provided by (used in) investing activities               2,258           (14,822)         (17,313)
                                                      -------------------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                    12,146             2,614           33,714
   Net proceeds from exercise of placement agent
     warrants                                                        15               101              116
   Net proceeds from issuance of preferred stock                     --                --           20,716
   Net proceeds from exercise of Class A Warrants                    --             5,676            5,676
   Net proceeds from exercise of Class B Warrants                    --            17,538           17,538
   Initial public offering                                           --                --            9,696
   Repayment of equipment capital leases                             (6)             (135)            (928)
   Other financing activities, net                                   --                --             (287)
                                                      -------------------------------------------------------
Net cash provided by financing activities                        12,155            25,794           86,241
                                                      -------------------------------------------------------

Increase in cash and cash equivalents                             4,421             1,985           10,618
Cash and cash equivalents, beginning of period                    6,197            11,105               --
                                                      -------------------------------------------------------
Cash and cash equivalents, end of period                        $10,618           $13,090          $10,618
                                                      =======================================================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)


1.       The Company

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. The Company, formerly OncoRx, Inc., was incorporated in March 1992 and began operations on May 1, 1994.

2.       Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2000 on Form 10-K (File No. 0-26534).

3.       Shareholders' Equity

         Public Offering of Common Stock

         In August 2001, the Company completed the sale of 2.5 million newly issued shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

         Redemption of Class A Warrants

         On March 13, 2000, the Company redeemed its outstanding Class A Warrants. The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. The Company received net proceeds of $5.1 million from the exercise of 1.2 million Class A Warrants. Subsequently, the Company received net proceeds of $0.6 million from the exercise of 0.1 million Class A Warrants as a result of the exercises of Unit Purchase Options ("UPOs").

         Redemption of Class B Warrants

         On April 27, 2000, the Company redeemed its outstanding Class B Warrants. The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. The Company received net proceeds of $15.9 million from the exercise of 2.6 million Class B Warrants. Subsequently, the Company received net proceeds of $1.6 million from the exercise of 0.3 million Class B Warrants as a result of the exercises of UPOs.

         Mandatory Conversion of 5% Redeemable Convertible Preferred Stock Series 1998

         The Company's common stock traded above $7.20 for a period of 20 consecutive trading days ending on February 7, 2000, and in accordance with the terms of the 5% Redeemable Convertible Preferred Stock Series 1998, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1.5 million shares of common stock at the $3.60 conversion price, effective February 22, 2000.

         Conversions of Class A Convertible Preferred Stock

         For the nine months ended September 30, 2000, 0.5 million shares of Class A convertible preferred stock were converted into 1.4 million shares of common stock.

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

4.       Research Grant

         In July 2001, the Company received a six-month SBIR grant from the National Institutes of Health/National Cancer Institute for Sulfonyl Hydrazine Prodrug research. The grant allows reimbursement of direct costs of up to $0.1 million. For the three-month period ended September 30, 2001, revenue of approximately $42,000 has been recognized as the costs were incurred.

5.       Gift to Yale University

         In July 2001, the Company provided a gift to Yale University of $0.7 million, payable in four equal quarterly installments beginning July 2001, to support research projects. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development cost in the third quarter of 2001.

6.       Comprehensive Loss

         Comprehensive loss has been calculated in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company has determined total comprehensive loss to be $3.7 million and $3.2 million for the three-month periods ended September 30, 2001 and 2000, respectively, $10.8 million and $9.1 million for the nine-month periods ended September 30, 2001 and 2000, respectively, and $69.8 million for the period from May 1, 1994 (inception) through September 30, 2001. The Company's total comprehensive loss represents net loss plus the change in net unrealized gains and losses for the periods presented.

7.       Per Share Data

         The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share amounts):

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                   September 30,
                                                           ------------------------------ ---------------------------------
                                                               2001             2000            2001            2000
                                                           -------------- --------------- --------------- -----------------
Numerator:
     Net loss                                                 $(3,695)         $(3,246)       $(10,654)          $(9,133)
     Preferred stock dividends and accretion                       --               --           --                 (601)
                                                           -------------- --------------- --------------- -----------------
     Numerator for basic and diluted loss applicable to
     common shareholders per share                            $(3,695)         $(3,246)       $(10,654)          $(9,734)

Denominator:
     Weighted-average number of shares of common stock
     outstanding                                               27,593           25,805          26,658            23,455
                                                           -------------- --------------- --------------- -----------------

Basic and diluted loss applicable to common shareholders
per share                                                      $(0.13)          $(0.13)        $ (0.40)          $ (0.42)
                                                           ============== =============== =============== ==================

         The warrants, stock options and preferred stock were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that could cause actual results and events to differ significantly. The information contained in this Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. The Company does not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

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

o Conduct Phase I clinical "optimization" TAPET('r') studies of the "unarmed base vector" for further safety and "optimized" selective accumulation of bacteria in the tumor;

o Conduct Phase I clinical studies of the "armed" TAPET vector for safety and selective accumulation of the bacteria and the anticancer agent within tumors;

o Conduct Phase I combination studies for safety and dosage of Triapine('r') in conjunction with standard chemotherapy treatments;

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

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

         Revenues. Revenues were $0.2 million for the three-month period ended September 30, 2001, as compared to $0.4 million for the same period in 2000. The decrease was due to lower contract research grant revenues partially offset by higher technology license fees.

         Research and Development. Total research and development expenses were $3.4 million for the three-month period ended September 30, 2001, compared with $3.0 million for the same 2000 period. The increase of $0.4 million was due primarily to timing differences in the recognition of costs related to research support provided to Yale University. We expect research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses decreased to $0.8 million for the three-month period ended September 30, 2001 from $1.1 million for the comparable 2000 period. The decrease was due primarily to lower professional fees.

         Interest Income and Expense. Interest income was $0.3 million for the three-month period ended September 30, 2001, as compared to $0.5 million for the same period in 2000. The decrease reflects a lower level of invested funds.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $3.7 million, or $0.13 per share, for the three-month period ended September 30, 2001, compared to a loss of $3.2 million, or $0.13 per share, for the same period in 2000. Weighted-average shares outstanding for the periods ended September 30, 2001 and 2000, were 27.6 million and 25.8 million, respectively.

Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000

         Revenues. Revenues decreased to $0.5 million for the nine months ended September 30, 2001, from $0.8 million for the comparable 2000 period. The change was due primarily to lower revenues recorded under contract research grants and the termination of laboratory support services to Boehringer Ingelheim International GmbH.

         Research and Development. Total research and development expenses were $9.6 million for the nine-month period ended September 30, 2001, compared with $8.3 million for the same 2000 period. The increase of $1.3 million was attributable to higher clinical trials expenses of $1.0 million and increased preclinical studies of $0.3 million to determine optimal schedule and dose for human trials. The 2001 increase in clinical trials expenses is due to costs associated with patient enrollment and drug production for expanded clinical trials of TAPET, Triapine and VNP40101M. We expect research, development and clinical trials expenses to increase in the future.

         General and Administrative. General and administrative expenses were $2.6 million for each of the nine-month periods ended September 30, 2001 and 2000, respectively.

         Interest Income and Expense. Interest income was $1.0 million for each of the nine-month periods ended September 30, 2001 and 2000, respectively.

         Preferred Stock Dividends and Accretion. No preferred stock dividends and accretion were reported for the nine-month period ended September 30, 2001, compared to $0.6 million for the same period in 2000. All outstanding shares of preferred stock were redeemed or converted into common stock during 2000, which resulted in the elimination of non-cash dividends and accretion of the 5% Redeemable Convertible Preferred Stock Series 1998 dividends.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $10.7 million, or $0.40 per share, for the nine-month period ended September 30, 2001, compared to a loss of $9.7 million, or $0.42 per share, for the same period in 2000. Weighted-average shares outstanding for the periods ended September 30, 2001 and 2000, were 26.7 million and 23.4 million, respectively.

Liquidity and Capital Resources

         At September 30, 2001, we had cash, cash equivalents and short-term investments of $26.2 million compared to $24.4 million at December 31, 2000. The 2001 increase was due primarily to financing proceeds received in August 2001 of $11.4 million partially offset by net cash used in operating activities of $10 million.

         In August 2001, Vion completed a public offering of 2.5 million shares of its Common Stock at $5 per share. Net proceeds of approximately $11.4 million will be used to fund research and clinical development activities, manufacturing development and drug discovery, working capital and general corporate purposes.

         We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations through 2002. As of September 30, 2001, we estimate that the amount required to fund all operations net of any cash inflows for the next twelve months is approximately $18 million. However, our cash requirements may vary materially from those now planned because of the results of research and development, clinical trials, results of product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.


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

Proposal No. 1 - Election of Directors

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All seven nominees were elected. The aggregate number of votes cast by holders of common stock voted in person or by proxy for each nominee was as follows:


                                                    For                     Authority Withheld
                                                 Nominee                      From Nominee
                                                ----------                    -------------
Stephen K. Carter, M.D.                         23,632,606                         300,449
Frank T. Cary                                   23,092,178                         840,877
Alan Kessman                                    23,401,430                         531,625
Charles K. MacDonald                            23,645,117                         287,938
William R. Miller                               22,950,806                         982,249
Alan C. Sartorelli, Ph.D.                       23,644,027                         289,028
Walter B. Wriston                               23,334,415                         598,640


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



                                                     Absentions and
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

                                                     Absentions and
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

                                                     Absentions and
                  For               Against          Broker Non-Votes
                  ---               -------          ----------------
                  23,679,966        185,655          67,434

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.
               --------

               None.

         (b)   Reports on Form 8-K.
               -------------------

               The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2001:

         1. On July 26, 2001, under Item 5 and Item 7 to report the status of the Company's clinical trials for its three-core anticancer agents, and related drug development projects, at its 2001 Annual Meeting of Stockholders.

         2. On August 1, 2001, under Item 5 and Item 7 to announce the Company's 2001 second quarter and six-month financial results.

         3. On August 10, 2001, under Item 5 and Item 7 to announce that Company had entered into an underwriting agreement to sell shares of the Company's common stock to a group of underwriters under its recent shelf-registration statement (Registration No. 333-58206 effective June 26, 2001).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2001             Vion Pharmaceuticals, Inc.

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