Form 10-K
period 2001-12-31
VION PHARMACEUTICALS INC
filed 2002-03-28
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of Class
             Common Stock, $0.01 par value (together with associated
                         Common Stock Purchase Rights)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 19, 2002 was $96,637,534 based on the last sale price for the common stock on that date as reported by the Nasdaq National Market.

The number of shares outstanding of the registrant's common stock as of March 19, 2002 was 28,883,209.

Portions of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on June 5, 2002 are incorporated by reference in
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    FORM 10-K


Item                                                                                               Page
----                                                                                               ----
                                     PART I
1.  Business........................................................................................1
2.  Properties......................................................................................16
3.  Legal Proceedings...............................................................................16
4.  Submission of Matters to a Vote of Security Holders.............................................16

                                     PART II
5.  Market for Registrant's Common Equity and Related Stockholder Matters...........................17
6.  Selected Financial Data.........................................................................18
7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........18
7A. Quantitative and Qualitative Disclosures About Market Risk......................................28
8.  Financial Statements and Supplementary Data.....................................................29
9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............52

                                    PART III
10. Directors and Executive Officers of the Registrant..............................................53
11. Executive Compensation..........................................................................53
12. Security Ownership of Certain Beneficial Owners and Management..................................53
13. Certain Relationships and Related Transactions..................................................53

                                     PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................54


All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information contained in this Annual Report on Form 10-K is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

                                     PART I

ITEM 1:  Business

General

         We are a biopharmaceutical company engaged in research, development and commercialization of therapeutics and technologies for the treatment of cancer. For the years ended December 31, 2001, 2000 and 1999, we spent $12.5 million, $12.8 million and $11.5 million, respectively, on research, development and clinical activities. Our product portfolio consists of one drug delivery platform and two distinct small molecule anticancer agents.

               TAPET'r' (Tumor Amplified Protein Expression Therapy), our drug delivery system using modified Salmonella bacteria, is designed to deliver anticancer agents directly to solid tumors, and is currently being evaluated in Phase I human safety trials.

               Triapine'r' prevents the replication of tumor cells by blocking a critical step in DNA synthesis and repair. Triapine is currently being evaluated for its safety in Phase I combination studies, and safety and efficacy in Phase II single agent trials.

               VNP40101M is a member of the Sulfonyl Hydrazine Prodrug family and a unique DNA alkylating agent currently being evaluated in Phase I trials.

         Our product development strategy consists of two main approaches. First, we engage in product development with respect to anticancer technologies through in-house research and through collaboration with academic institutions. Second, depending on the drug market conditions and required resources, we determine the best method and/or partnership to develop, and eventually market, our products. Our current research and development programs are based on technologies that we license from Yale University (Yale).

Overview of Cancer

         Cancer is the second leading cause of death in the United States, exceeded only by heart disease. Since 1990, nearly five million Americans have died from cancer. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimates that almost 1.3 million new cases of cancer will be diagnosed this year in the United States and more than 0.5 million Americans are expected to die from cancer in 2002.

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

         Most current anticancer drugs, when introduced into the system by current delivery methods, affect rapidly growing cells, both cancerous and normal, throughout the body. The result is often significant side effects that take a toll on a patient's health and can limit the amount of treatment a patient may receive. Therefore, a great need exists for new therapies and more efficient mechanisms to deliver more potent cancer treatments while reducing the debilitating effects of toxicity to normal tissue.

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

Our Product Development Program

         We are currently developing several products for the treatment of cancer. The discussion below sets forth the development status of our core product candidates as of December 31, 2001. 'Preclinical' indicates that the product candidate selected for development has met predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal, models. Clinical evaluation involves a three-phase process. 'Phase I' indicates safety and proof-of-concept testing and determination of maximum tolerated dose in a limited patient population. 'Phase II' indicates safety, dosing and efficacy testing in a limited patient population. 'Phase III' indicates safety, dosing and efficacy testing in a large patient population.

Drug Delivery Platform:  TAPET'r'

         TAPET is a proprietary platform technology that uses bioengineered, genetically altered Salmonella bacteria to deliver cancer-fighting drugs preferentially to solid tumors. Extensive preclinical studies in animal models have shown that TAPET bacteria migrate to and penetrate throughout solid tumors. Inside the tumors, TAPET doubles in quantity every 30 to 45 minutes, achieving very high bacterial counts, reaching ratios in tumor versus normal tissues of 1000:1. In addition, TAPET can be genetically engineered to deliver anticancer agents continuously within the tumor. By bringing the "drug factory" to the tumor, anticancer agents delivered by TAPET are concentrated inside the tumor and are, therefore, expected to be more efficacious against the tumor, while at the same time, less toxic to normal surrounding tissue. Furthermore, TAPET bacteria are genetically engineered to reduce the normal, toxic reactions to these bacteria. As an additional safety measure, TAPET bacteria remain fully sensitive to antibiotic therapies. Extensive preclinical toxicology studies in several species, including mice, rats, pigs, dogs and monkeys, have demonstrated these safety measures to be effective.

         Given our preclinical database demonstrating TAPET's potential efficacy and safety profile, we believe that TAPET may prove to be an effective vector, or delivery mechanism, for the delivery of specific cancer-fighting drugs preferentially to solid tumors. We intend to use TAPET to deliver Vion-developed, anticancer drugs. Some of these drugs will be generic and non-proprietary, however, when combined with the TAPET system, they could result in proprietary products for us. In addition, we intend to seek multiple strategic partnerships with pharmaceutical companies to use TAPET to deliver their proprietary anticancer drugs.

               TAPET First Generation "Unarmed" Vectors: VNP20009

         The safety and distribution of VNP20009, our first TAPET bacterial candidate, is currently being evaluated in four Phase I clinical trials using two routes of administration: intratumoral (IT) and intravenous (IV). We began a clinical study of VNP20009, an unarmed TAPET, in November 1999 at the Cleveland Clinic and at the Beth Israel Deaconess Medical Center, Boston. This initial trial was designed to determine the safety and maximum tolerated dose of a single VNP20009 injection into a tumor. The study demonstrated that VNP20009 was safe to administer with minimal side effects, and that VNP20009 bacteria remained in the injected tumor for a minimum of two weeks in most patients. The study was expanded to two additional sites, Montefiore Medical Center in New York and the Mary Crowley Research Center in Dallas, and additional patients are being entered to assess the safety and biological effects of higher doses of VNP20009.

         In March 2000, we began the first study of TAPET by IV administration at the National Cancer Institute (NCI) in Bethesda, Maryland and, two additional studies were subsequently initiated, including a trial in Europe. The three studies were of similar design, to determine the safety and maximum tolerated dose of VNP20009 injected intravenously over 30 minutes, every 35 days. At the same time, we signed a five-year Cooperative Research and Development Agreement (CRADA) with the NCI, under the direct supervision of Steven A. Rosenberg, M.D., Ph.D., Chief of Surgery in the NCI's Division of Clinical Sciences, a renowned cancer researcher and a leading authority on the application of cytokines, tumor vaccines and other biologicals in cancer patients. Under the terms of the CRADA, our scientific team will work with Dr. Rosenberg's laboratory to evaluate a number of TAPET vectors, alone and in combination with other anticancer agents, as well as to explore the mechanisms by which bacterial vectors cause antitumor activity. This represents a first step in forming a strategic collaboration with the NCI, which provides us with an excellent setting to further investigate the safety and biologic effects of our first TAPET vector.

         The preliminary results of the IV studies were encouraging. A maximum tolerated dose was determined which could be administered safely. The bacteria cleared quickly from the blood, and could not be detected in urine or stool at any time. Colonization of tumors was detected in some patients. However, it was determined that an increase in the efficacy and level of colonization would be desirable before proceeding with later stage clinical development. Thus, in the first half of 2001, the ongoing clinical studies were amended to explore longer (four hours, compared to 30 minutes) VNP20009 IV infusions, an approach that is known to be safe based on preclinical studies. In addition, Vion scientists have developed methods to enhance the efficiency of tumor colonization and have also demonstrated the safety of administering more frequent and multiple doses of VNP20009. These approaches are expected to enter clinical testing in 2002.

                          TAPET-CD: The "Armed" Vector

         Vion has successfully modified the TAPET base organism to permit expression of high intratumoral levels of the enzyme cytosine deaminase. Cytosine deaminase is an enzyme that converts the relatively nontoxic antifungal drug 5-fluorocytosine (5-FC) into the anticancer drug 5-fluorouracil. TAPET-CD, Vion's first armed vector containing the cytosine deaminase pro-drug converting enzyme, entered clinical trials in January 2002. This initial study is designed to determine the safety and maximum tolerated dose of TAPET-CD, which is injected directly into a tumor, and 5-FC, the pro-drug that is given by mouth beginning after the TAPET-CD injection.

Anticancer Cell Therapeutics

Triapine'r'

         Triapine is a potent inhibitor of the enzyme ribonucleotide reductase, and therefore a potent inhibitor both of DNA synthesis and of DNA repair from the damage caused by widely used anticancer drugs. Its inhibition arrests the growth or kills cancer cell lines and enhances the antitumor activity of several of the standard anticancer agents.

         We have completed the initial Phase I studies of Triapine, designed to determine the safety and maximum tolerated dose of three different schedules in patients with solid tumors. Two of the schedules, a two-hour intravenous infusion schedule administered daily for five days, and a 96-hour intravenous infusion schedule, were chosen for further clinical development. We selected these schedules based on their safety and tolerability, the demonstration that both schedules achieved relevant serum concentrations of Triapine at doses at or below the maximum tolerated dose, and evidence of antitumor activity in several patients with diverse types of advanced, treatment-refractory tumors (breast, esophagus, head and neck, islet cell and endometrial cancer).

         In the second half of 2001, we initiated a Phase II clinical trial of the two-hour infusion schedule, administered five times daily every other week in advanced or metastatic breast cancer. Additional Phase II studies are planned for the first half of 2002 to include patients with head and neck cancer, prostate cancer and non-small cell lung cancer.

         Based on the preclinical data demonstrating substantial antitumor activity in hematologic (blood) malignancies, two additional clinical trials of Triapine were started in patients with treatment-refractory leukemias. Traditionally, patients with hematologic malignancies receive higher doses of antitumor drugs compared to solid tumor patients because of the need to induce maximal effects on the tumor cells in the bone marrow. Therefore, these studies will determine the maximum tolerated dose and most intense schedule possible (limited only by toxicity to organs other than the bone marrow) for both the five times daily and 96-hour infusion regimens.

         In preclinical studies, Triapine showed substantial potential for enhancing the antitumor activity of various standard anticancer agents. On this basis, in the second quarter of 2001, we initiated three clinical trials to determine the safety and maximum tolerated doses of Triapine combined with gemcitabine, cisplatin, and cisplatin-paclitaxel, respectively, in patients with treatment-refractory advanced or metastatic solid tumors. The demonstration of safety and evidence of antitumor activity in these studies will provide information on additional, potential registration pathways for Triapine.

         We are also developing both an oral dosage form and a prodrug version of Triapine. Initial preclinical studies of the prodrug have shown that it has a therapeutic half-life that is four to six times longer than Triapine itself. These alternative dosage forms would be easier to administer and increase the potential antitumor effect.

Sulfonyl Hydrazine Prodrugs

         Sulfonyl Hydrazine Prodrugs (SHPs) are potent alkylating (DNA-damaging) agents known to be among the most highly effective agents in the treatment of cancer. Due to the differences in the mechanisms by which alkylating agents damage DNA, they may have different spectrums of activity and toxicity. SHPs have unique alkylating agent properties and have demonstrated broad, potent antitumor activity in mouse models with tolerable toxicity levels.

         Alkylating agents of the SHP class exert their killing effects on tumor cells through a process of crosslinking DNA. This effect is normally a two-step process involving an initial fast monoalkylation step followed by a slower second alkylation step that establishes the crosslink. The main problem with many DNA crosslinking agents is that following the initial monoalkylation event some tumor cells are capable of repairing the monoalkylated DNA before the crucial crosslink can be established. They do this through the action of a protein called Alkyl Guanyl Transferase (AGT). VNP40101M, our clinical candidate, is unique in that, simultaneously with the release of the alkylating agent upon drug activation in the tumor, it also releases a relatively potent inhibitor of AGT. As a result, the agent has a high level of activity against tumors that have resisted treatment with many commonly used alkylating agents.

         We have identified a lead candidate of the sulfonyl hydrazine prodrug class, VNP40101M, with which to enter clinical development. Promising preclinical data on VNP40101M showed broad antitumor activity against leukemia, melanoma, lung and colon carcinomas in animal models. It has been completely curative in all leukemia models tested to date, including those highly resistant to standard alkylating agents. It also is very active against solid tumor models including a xenograft model of human glioma (brain tumor) where it is curative. The drug has been shown to be capable of crossing the blood brain barrier with great efficiency, which has been a common obstacle in treating brain tumors.

         In June 2001, we initiated a Phase I trial of VNP40101M, administered by 15-minute intravenous infusion every four weeks, to patients with treatment-refractory advanced or metastatic solid tumors. The trial is active at three sites and is designed to determine safety and the maximum tolerated dose. An additional Phase I trial to explore a weekly administration schedule is planned for 2002.

Promycin'r'

         Promycin is an anticancer cell therapeutic that is designed to improve the treatment of solid tumors by attacking the hypoxic, or oxygen-depleted, cells therein. In 1997, the Company and Boehringer Ingelheim International GmbH
(BI) entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin. The Company received $4.0 million in upfront technology access fees and net proceeds of $2.9 million from the sale of 448,336 shares of common stock at a premium to the market price at the time of sale.
BI also reimbursed the Company for certain initial development costs and agreed to share in future worldwide development costs. The Company was required to use the BI license fee of $4.0 million exclusively for Promycin development expenses. The original agreement was amended in December 1999 and BI agreed to assume manufacturing, supply and worldwide development expenses in return for paying reduced future royalties and milestone payments to the Company.

         Vion and BI conducted a Phase III trial of Promycin in patients with head and neck cancer that was put on hold in June 2000 as an interim evaluation of the Phase III trial did not meet the predetermined criteria, which would warrant continuation of accrual. Subsequently, BI confirmed the results of the initial analyses and made the determination to cease development of Promycin. At this time, we do not expect to incur any additional expense for costs associated with Promycin nor do we expect to receive any additional revenues from BI associated with Promycin.

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

         In 1998, we agreed to be the exclusive selling agent for MELASYN and sublicensed the MELASYN technology to San-Mar Laboratories (San-Mar). Under the terms of the amended sublicense agreement expiring February 28, 2003, we granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN to a specific customer. We receive a sublicense fee from products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year. Under the terms of the Yale license agreement, the Company pays a license fee to Yale for products sold by us or our sublicensees.

         We have also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any product candidates that we presently plan to pursue.

Novel Nucleoside Analogs

         We have licensed the development of a nucleoside analog, or synthetic molecule, known as (beta)-L-Fd4C. (beta)-L-Fd4C is an antiviral drug capable of inhibiting the replication of the hepatitis B virus, or HBV, that has produced preclinical results superior to those of competing antiviral drugs. We expect
(beta)-L-Fd4C to last longer and require less frequent dosage than the current treatment, 3TC. HBV is a causative agent of both acute and chronic forms of hepatitis that affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer.

         In October 1996, the U.S. Patent and Trademark Office issued a patent to Yale covering the composition of matter and method of use of (beta)-L-Fd4C for treating HBV, and Yale has licensed to us exclusive worldwide rights to the patent including the use of (beta)-L-Fd4C for the treatment of HBV and AIDS. In February 2000, we signed a licensing agreement for (beta)-L-Fd4C with Achillion Pharmaceuticals (Achillion), a privately held biopharmaceutical company located in New Haven, Connecticut that has commenced operations to develop and commercialize innovative antiviral therapies. Under the terms of the license agreement, Achillion will fund the development of (beta)-L-Fd4C, which is currently in clinical trials. In return, we will receive potential milestone payments, downstream royalties and a small equity position in Achillion.

Sponsored Research And License Agreements

Yale/Vion Research Agreement - July 1992

         We entered into a research agreement with Yale in July 1992 to provide funding for certain research projects performed under the supervision of Dr. John W. Pawelek of the Department of Dermatology. Technology licensed by us from research conducted under this agreement includes the inventions collectively known as TAPET. We also have an option to obtain an exclusive license for any inventions that result from research projects by Yale which are related to synthetic melanin funded by us.

         The agreement was renewed in June 1998 for a three-year term and provided for funding of $0.9 million per year expiring June 30, 2001. In October 2000, we, in conjunction with Yale, restructured the agreement to provide a gift to Yale of $0.7 million in October 2000 and a second gift of $0.7 million in July 2001 to support the research projects.

         Under this agreement, we have entered into five license agreements with Yale that grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents. Each such license agreement requires us to pay to Yale royalties based on a percentage of net sales of the products covered and sublicensing income. In addition, four of the five licenses provide that they are terminable in the event we do not exercise due diligence in commercializing the licensed technology.

Yale/Vion Agreement - August 1994

         Yale granted us a nontransferable worldwide exclusive license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions and research for non-commercial purposes. This agreement also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the inventions and research, Yale will give us a first option to negotiate a commercial license for such commercial opportunities. Pursuant to this agreement, we issued to Yale 159,304 shares of our common stock and made a payment of $50,000. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

         In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which Yale agreed to reduce certain amounts payable by us in exchange for 150,000 shares of our common stock issued to Yale valued at $0.6 million. We have agreed with Yale that we will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions and research. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. In addition, Yale, at its sole option, can terminate any sublicenses that we grant.

         Subsequent to entering into the Yale/Vion Agreement in August 1994, we have paid approximately $9.2 million to fund certain research at Yale, including research in the laboratory of Dr. Yung-Chi Cheng, a member of our scientific advisory board, and of Dr. Alan Sartorelli, one of our directors. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by the Yale/Vion Agreement dated August 1994, we may be unable to utilize such technologies unless we negotiate additional license agreements.

Yale/Vion License Agreements - December 1995

         In December 1995, we entered into a license agreement with Yale pursuant to which we received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to the license agreement, the Company paid Yale a $0.1 million fee.

         In December 1995, the Company and Yale entered into another license agreement pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

         Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

Cooperative Research and Development Agreement

         On April 1, 2000, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies for research and development projects using CRADA funds, personnel and other resources supplied by the Company. The Company is required to contribute $0.4 million per year for a period of five years, payable quarterly, to be used for material support as well as for work to be performed by National Cancer Institute staff.

Competition

         Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain governmental approval for testing, manufacturing and marketing. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase, agents which are alkylating agents and agents which can be described as drug delivery platforms. These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., and AstraZeneca PLC. Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, and in obtaining regulatory approvals.
In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.

         The timing of market introduction of our potential products or of competitors' products will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and regulatory approval processes and supply commercial quantities to market will influence our ability to bring a product to market. In addition, we may apply for Orphan Drug designation by the U.S. Food and Drug Administration (FDA) for our proposed products. To the extent that a competitor of ours develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to us, we may be precluded from marketing our product for a period of seven years.

Patents, Licenses And Trade Secrets

         Our policy is to protect our technology by, among other means, filing patent applications for technology that we consider important to the development of our business. We intend to file additional patent applications, when appropriate, relating to new developments or improvements in our technology and other specific products that we develop. We also rely on trade secrets, know-how and continuing technological innovations, as well as patents we have licensed or may license from other parties to develop and maintain our competitive position.

         Pursuant to the Yale/Vion Research Agreement dated July 1992, we are the exclusive licensee of a number of issued patents and pending patent applications, U.S. and foreign, relating to our TAPET platform technology, which include claims for methods of diagnosing and/or treating various solid tumor cancers, including, but not limited to, melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to pending patent applications, U.S. and foreign, relating to our TAPET platform technology. In particular, we have currently pending and intend to pursue a number of U.S. provisional and non-provisional patent applications and three International patent applications related to this technology. One of the international applications is co-owned with Memorial Sloan Kettering Cancer Center and the remaining two are exclusively owned by us. We are also the exclusive licensee of one issued U.S. and a number of foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. The one U.S. patent and the foreign patents and patent applications are relevant to our MELASYN products.

         In connection with a collaboration with Memorial Sloan Kettering Cancer Center, as indicated above, we have filed a U.S. non-provisional and an international patent application relating to non-invasive methods to detect solid tumors in vivo using attenuated tumor-targeted bacteria.

         In connection with the Yale/Vion Agreement dated August 1994, we are the exclusive licensee of ten issued patents relating to our sulfonyl hydrazine prodrug technology, including patents relating to treatment of trypanosomiasis and cancer and for controlling neoplastic cell growth. We are also the exclusive licensee of a number of issued and pending U.S. and foreign patent applications relating to:

o (beta)-L-Fd4C, its composition and its use for the treatment of HIV and HBV infections, and its use in combination with other anti-AIDS drugs;

o the use of 3TC or mixtures containing 3TC for the treatment of HBV infection;

o    Triapine and other ribonucleotide reductase inhibitors.

         We are aware that BioChem Pharma, Inc. ("BioChem Pharma") has been granted an issued U.S. patent with claims to methods of use of a compound or a group of compounds, including 3TC, for treating HBV. BioChem Pharma was recently merged into a new corporation called Shire BioChem Inc. and BioChem Pharma's rights were all transferred to this new entity. We believe that the BioChem Pharma patent (as well as other BioChem Pharma patent applications and/or patents) is licensed to Glaxo Wellcome Inc. Under the Yale/Vion Agreement dated August 1994, we have rights in a patent application with claims directed to methods for the use of 3TC or a mixture containing 3TC for treating HBV. We requested that the U.S. Patent and Trademark Office declare an interference (the "BioChem Interference") between the BioChem patent and the Vion patent application. An interference is a legal proceeding held when more than one patent application or at least one patent application and one or more patents, owned by different parties, contain claims to the same subject matter. An interference proceeding determines which one of the parties is entitled to a patent containing claims to the common subject matter. On November 23, 1999, the U.S. Patent and Trademark Office, Board of Patent Appeals and Interference declared an interference between the Vion-licensed patent application from Yale University and U.S. patent No. 5,532,246 assigned to BioChem Pharma, Inc. While the BioChem Interference is ongoing, the U.S. Patent and Trademark Office has re-declared the interference and placed the burden of proof on Vion. On April 14, 2000, it also declared another interference (the "Glaxo Wellcome Interference") between the Vion patent application and a patent application relating to the use of 3TC to treat HBV owned by Glaxo Wellcome Inc., in which it placed the burden of proof on Glaxo Wellcome Inc. In both cases, all parties have an opportunity to argue their respective positions during the interference proceedings, which are ongoing.

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

         In addition, we are aware that third parties, including BioChem Pharma, Glaxo Wellcome Inc. and Emory University, have filed patent applications, some of which have been issued, relating to 3TC, mixtures containing 3TC, and methods of preparation and use of 3TC or mixtures containing 3TC as an antiviral drug. In fact, we are aware that both BioChem Pharma and Emory University have been granted patents that have claims directed to 3TC, itself, or a group of compounds including 3TC. Accordingly, even if we had rights to an issued patent with claims to a method of use of 3TC to treat HBV, we would not be able to make, use and sell or import 3TC in the United States unless we obtained a license from one or more third parties. There can be no guarantee that we could obtain such a license or that if available, the license would be on acceptable terms.

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

         We cannot predict whether our or our competitors' patent applications will result in valid patents being issued. An issued patent is entitled to a presumption of validity. The presumption may be challenged in litigation; a court could find any patent of ours or of our competitors invalid and/or unenforceable. Litigation, which could result in substantial cost to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the proprietary rights of others. We may participate in interference proceedings that may in the future be declared by the U.S. Patent and Trademark Office to determine priority of invention. Interference and/or litigation proceedings could result in substantial cost to us.

         The patent position of biotechnology and biopharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and biopharmaceutical patents.

Government Regulation

         Overview. Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our products and in our ongoing research and product development activities. All of our products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biologicals and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and regulations promulgated thereunder, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

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

         Tests of our product candidates and human clinical trials may be delayed or terminated due to factors such as unfavorable results or insufficient patient enrollment. Furthermore, the FDA may suspend clinical trials at any time on various grounds. Delays in tests and trials may have a material adverse effect on our business.

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

         Environmental Matters. We are subject to federal, state and local environmental laws and regulations, including those promulgated by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and the Nuclear Regulatory Commission (NRC), that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws also impose strict liability for the costs of cleaning up, and for damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials for the investigation and remediation of environmental contamination at properties operated by us and at off-site locations where we have arranged for the disposal of hazardous substances.

         Our facilities have made, and will continue to make, expenditures to comply with current and future environmental laws. To date, we have not incurred significant costs and are not aware of any significant liabilities associated with our compliance with federal, state and local environmental laws and regulations. However, environmental laws have changed in recent years and we may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and are uncertain whether we will be able to pay for significantly large capital expenditures. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

         All of our operations are performed under strict environmental and health safety controls consistent with OSHA, EPA and NRC regulations. We cannot be certain that we will be able to control all health and safety problems. If we cannot control those problems, we may be held liable and may be required to pay the costs of remediation. These liabilities and costs could be material.

Manufacturing and Marketing

         We do not have experience in manufacturing or marketing products and have not yet commercially introduced any products. We do not currently have the resources to manufacture or market on a commercial scale any products that we develop. We currently use third parties to manufacture limited quantities of our products for use in clinical activities.

         If our products are approved for sale by regulatory authorities, we will need to develop manufacturing and marketing capability or make arrangements with third parties to manufacture, distribute and sell our products. In the event we decide to establish a manufacturing and distribution facility or a marketing and sales force, we will require substantial additional funds and will be required to hire and retain additional personnel.

Employees

         As of December 31, 2001, we had 50 full-time employees, of which 36 were engaged in research, development and clinical development, and 14 in administration and finance.

ITEM 2.  Properties

         Our principal facility consists of approximately 20,000 square feet of leased laboratory and office space in New Haven, Connecticut. The lease expires in October 2006. The current annual rental rate is approximately $237,000. We believe our space is sufficient for our development, clinical and administrative activities.

ITEM 3.  Legal Proceedings

         In the normal course of business, the Company may be subject to proceedings, lawsuits and other claims. We are not a party to any legal proceedings that may have a material adverse effect on our business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information for Common Stock

         Our common stock has traded on the Nasdaq National Market since October 25, 1999, and traded on The Nasdaq SmallCap Market'sm' from April 29, 1996 until October 25, 1999, under the symbol "VION". From August 14, 1995 to April 26, 1996, the common stock traded on The Nasdaq SmallCap Market'sm' under the symbol "OCRX". The following table reflects the range of high and low closing sales prices of the common stock for each of the calendar quarters in 2001 and 2000. This information is based on closing sales prices as reported by the Nasdaq National Market.

                                         2001                          2000
                               -------------------------- -------------------------------
                                   High          Low          High             Low
                                   ----          ---          ----             ---
First Quarter                  $12.1875         $3.25        $ 29.00          $5.875
Second Quarter                     8.82          3.44         16.875            6.00
Third Quarter                      7.97          3.25          18.00           6.625
Fourth Quarter                     5.48          4.20         16.375            7.00

Recent Sales of Unregistered Securities

         We made no sales of unregistered securities during the fiscal year ended December 31, 2001.

Shelf Registration

         We filed a Shelf Registration Statement on Form S-3 on April 3, 2001 with the Securities and Exchange Commission (SEC) which was declared effective as of June 26, 2001. The Registration Statement allows us from time to time to sell up to an aggregate of 4.7 million shares of common stock. In
August 2001, we sold 2.5 million shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

Holders

         At March 19, 2002, there were 378 holders of record of our common stock.

Dividends

         We have never paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

         The following selected financial data for each of the five years in the period ended December 31, 2001, and for the period from May 1, 1994 (inception) through December 31, 2001, are derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                                      For the Period
                                                                                                     From May 1, 1994
                                                                                                        (Inception)
                                                                                                     through December
                                        2001          2000         1999         1998        1997         31, 2001
                                     ------------ ------------- ------------ ----------- ----------- ------------------
                                                    (In thousands, except per share data)
Statement of Operations Data:
Total revenues                          $    650     $    947      $  3,154    $  1,956      $ 5,271      $ 12,031
Total operating expenses                  15,664       17,078        14,189      12,912       10,914        88,894
Loss from operations                     (15,014)     (16,131)      (11,035)    (10,956)      (5,643)      (76,863)
Net loss                                 (13,810)     (14,803)      (10,769)    (10,478)      (5,343)      (72,818)
Preferred stock dividends and
   accretion                                   -         (606)         (710)     (4,414)      (1,132)      (18,489)
                                     ----------------------------------------------------------------------------------
Loss applicable to common
   shareholders                         $(13,810)    $(15,409)     $(11,479)   $(14,892)     $(6,475)     $(91,307)
                                     ==================================================================================

Basic and diluted loss applicable
   to common shareholders per share       $(0.51)      $(0.64)       $(0.74)     $(1.24)      $(0.75)

Weighted-average number of shares
   of common stock outstanding            27,212       24,089        15,544      11,977        8,671

Balance Sheet Data:
Cash, cash equivalents and
   short-term investments                $22,644      $24,357       $11,038      $6,416      $10,979
Working capital                           20,518       22,050         9,911       5,045       10,678
Total assets                              23,601       25,660        13,934       9,269       13,580
Long-term obligations and
   redeemable preferred stock                  -            -         5,185       5,035          473
Total shareholders' equity                21,098       22,657         5,853       1,504       11,959

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We are a development stage biopharmaceutical company committed to the discovery, development and commercialization of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues currently consist of contract research grants and technology license fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

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

o Conduct Phase I studies for safety and dosage of Triapine'r' in conjunction with standard chemotherapy treatments;

o    Conduct Phase II clinical studies of Triapine;

o Conduct Phase I clinical studies of VNP40101M, a member of the Sulfonyl Hydrazine Prodrug class, for safety and dosage;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

Critical Accounting Policies and Estimates

         The financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 to the financial statements included in Item 8 of this Form 10-K. We believe our critical accounting policies include revenue recognition, research and development expenses, investments in debt and equity securities, and income taxes.

Revenue Recognition

         We record revenue from contract research grants as the costs are incurred. We are reimbursed for allowable grant-related costs upon submission of monthly grant reports. We are subject to annual grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received.

         We record revenue under technology license agreements with several parties. Revenues are recorded using estimates based on historical sales by sublicensees. Actual license fees received may vary from recorded estimated revenues.

         The effect of any change in the contract research grant revenues or technology license fee revenues would be reflected in revenues in the period such determination was made.

Research and Development Expenses

         We record research and development expenses as incurred. We disclose clinical trials expenses and other research and development expenses as separate components of research and development expense in our statement of operations in order to provide more meaningful information to our investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

Investments in Debt and Equity Securities

         We account for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Our investment securities are classified as available for sale and carried at fair market value. Unrealized gains or losses are recorded in other comprehensive income until the securities are sold or otherwise disposed of. However, in accordance with SFAS 115, a decline in fair market value below cost that is other than temporary would be accounted for as a realized loss in the period such determination was made. As of December 31, 2001, the gross unrealized losses on our investment securities were approximately $58,000.

Income Taxes

         We account for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as operating loss and tax credit carryforwards. We have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance against our deferred tax asset as of December 31, 2001. In the event we were to determine that we would be able to realize deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

         Revenues. Revenues for the year ended December 31, 2001 were $0.7 million as compared to $0.9 million for 2000. The decrease was due primarily to lower 2001 revenues from Small Business Innovation and Research ("SBIR") and other research grants partially offset by higher technology license fee revenues. Technology license fee revenue increased to $0.2 million for the year ended December 31, 2001, from $0.1 million for 2000. The Company reported $0.1 million in 2000 for revenue from laboratory support services no longer rendered after September 2000.

         Research and Development. Total research and development expenses were $12.5 million for the year ended December 31, 2001, compared to $12.8 million for 2000. Clinical trials expenses were $3.9 million for the year ended December 31, 2001 as compared to $3.3 million for 2000. The increase in 2001 was due to costs associated with patient enrollment and drug production for expanded clinical trials of TAPET and Triapine and the initiation of clinical trials for VNP40101M. Other research and development expenses decreased to $8.6 million for the year ended December 31, 2001 from $9.6 million for 2000. The decrease was due primarily to lower research support provided to Yale University under a funding arrangement, which was restructured in the fourth quarter of 2000.

         General and Administrative. General and administrative expenses were $3.1 million for the year ended December 31, 2001, as compared to $4.3 million in 2000. The decrease in 2001 was due to lower professional and patent-related fees and, to a lesser extent, lower officer bonuses.

         Interest Income and Expense. Interest income was $1.2 million for the year ended December 31, 2001, compared to $1.3 million for 2000. The decrease was due to lower levels of invested funds.

         Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion for the year ended December 31, 2001 were $0 as compared to $0.6 million for the comparable 2000 period. Dividends and accretion primarily represented non-cash dividends and the accretion of dividends related to the Company's preferred stock. During 2000, all outstanding shares of preferred stock were converted or redeemed.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $13.8 million, or $0.51 per share on a higher number of shares outstanding, for the year ended December 31, 2001 as compared to $15.4 million, or $0.64 per share, for 2000 as a result of the net loss and preferred dividends and accretion reported.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

         Revenues. Revenues for the year ended December 31, 2000 were $0.9 million as compared to $3.2 million for 1999. The decrease was primarily due to non-recurring revenues of $2.6 million in 1999 from reimbursed Promycin'r' development costs under the terms of a collaboration agreement with Boehringer Ingelheim International GmbH ("BI"), which was revised in December 1999. Under the revised contractual arrangements, BI assumed all development costs for the drug Promycin beginning in 2000, while continuing to pay Vion for certain laboratory support services through September 2000. 2000 revenues from Small Business Innovation and Research ("SBIR") and other research grants increased to $0.8 million as compared to $0.3 million for the comparable 1999 period due to additional research grants received in 2000. Technology license fee revenue decreased to $78,000 for the year ended December 31, 2000, from $155,000 for 1999. The Company recorded approximately $82,000 in laboratory support service revenue for the year ended December 31, 2000 as compared to $35,000 for 1999.

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

         Interest Income and Expense. Interest income increased to $1.3 million for the year ended December 31, 2000, from 1999 interest income of $0.3 million. The increase was due to higher levels of invested funds as a result of net proceeds received from a public offering in October 1999 and from option and warrant exercises in 2000.

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

Liquidity and Capital Resources

         At December 31, 2001, we had cash, cash equivalents and short-term investments of $22.6 million, compared to $24.4 million at December 31, 2000. The decrease in cash, cash equivalents and short-term investments in 2001 was primarily the result of cash used to fund operating activities of $13.6 million partially offset by net proceeds to the Company of $11.4 million from a public offering of its common stock. In August 2001, the Company completed the sale of
2.5 million newly issued shares of common stock at $5.00 per share, in an underwritten public offering.

         During the year ending December 31, 2002, the Company is required to make payments totaling $0.4 million under the CRADA agreement and will contribute $0.4 million for the balance of the Yale research gifts.

         We lease our facility for laboratory and office use in New Haven, Connecticut. The lease agreement requires annual lease payments of approximately $0.2 million per year increasing to approximately $0.3 million per year during the original term, which expires in October 2006. The lease also requires us to pay real estate taxes and common area maintenance charges of approximately $0.1 million per year. In addition to the operating lease for our facility, we also have operating leases for various office and laboratory equipment.

         Capital expenditures for the year ended December 31, 2001 were approximately $0.3 million. Capital expenditures for 2002 are not expected to exceed $0.3 million.

         We currently estimate that our existing cash, cash equivalents and short-term investments totaling $22.6 million at December 31, 2001, will be sufficient to fund our planned operations into the second quarter of 2003. As of December 31, 2001, we estimate that we will need approximately $17 million for the next twelve months to fund all our operations net of cash inflows from research grants, technology licenses, interest and stock option exercises. However, our cash requirements may vary materially from those now planned because of the results of research, development, clinical trials and product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to complete our product development and clinical trials and raise substantial capital to fund operations, however, there is no assurance about raising additional capital or what the terms may be.

Risk Factors

         This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Annual Report on Form 10-K, including the documents incorporated by reference.

If we continue to incur operating losses, we may be unable to continue our operations.

         We have incurred losses since inception. As of December 31, 2001, we had an accumulated deficit of approximately $91.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research and development of product candidates. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

         We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2001, we had $22.6 million in cash, cash equivalents and short-term investments to fund our operations and continue our product development. We believe that we will need approximately $17 million for the next twelve months to fund all our operations net of cash inflows from research grants, technology licenses, interest and stock option exercises. We will not have an approved and marketable product at that time. As we will not have a product that generates significant revenues, we will need additional financing to sustain our operations.

         We may not get funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

         The amount of capital we may need depends on many factors, including:

-    the progress, timing and scope of our research and development programs;

- the progress, timing and scope of our preclinical studies and clinical trials;

-    the time and cost necessary to obtain regulatory approvals;

- the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

- the time and cost necessary to develop sales, marketing and distribution capabilities; and

- any new collaborative, licensing and other commercial relationships that we may establish.

If we do not obtain regulatory approval for our products, we will not be able to sell our products and the value of our company and our financial results will be harmed.

         We cannot sell or market our drugs without regulatory approval. If we cannot obtain regulatory approval for our products, the value of our company and our financial results will be harmed. In the United States, we must obtain approval from the U.S. Food and Drug Administration, or FDA, for each drug that we intend to sell. The current status of our products is as follows:

- VNP20009, TAPET bacteria without an anticancer agent, is currently in human trials;

- TAPET, with cytosine deaminase, an enzyme that can activate an inactive form of an anticancer agent, is currently in human trials;

- Triapine is currently being evaluated in solid tumors both as a single agent and in combination with standard therapies. Triapine is also being evaluated in leukemia which is a blood type (non-solid) cancer. As a single agent, Triapine is currently in one second phase trial in breast cancer with three additional second phase trials planned for 2002 in head and neck, non-small cell lung and prostate cancer. In combination with other standard therapies, Triapine is currently in three first phase trials. In leukemia, Triapine is being evaluated in two trials, one of which is a first phase and the other is a first/second phase trial; and

-    Human safety trials of VNP40101M have commenced at hospital test sites.

If and when we complete the several phases of clinical testing for each drug candidate, we will submit our test results to the FDA. FDA review may generally take up to two years and approval is not assured. Foreign governments also regulate drugs distributed outside the United States. A delay in obtaining regulatory approvals for any of our drug candidates will also have a material adverse effect on our business.

If our drug trials are delayed or achieve unfavorable results, we will not be able to obtain regulator approvals for our products.

         We must conduct extensive testing our of our product candidates before we can obtain regulatory approval for our products. We need to conduct human clinical trials. These tests and trials may not achieve favorable results. We would need to reevaluate any drug that did not test favorably and either alter the drug or dose, or abandon the drug development project. In such circumstances, we would not be able to obtain regulatory approval on a timely basis, if ever.

         Factors that can cause delay or termination in our clinical trials include:

-    slow patient enrollment;

-    long treatment time required to demonstrate safety and effectiveness;

-    lack of sufficient supplies of the product candidate;

-    adverse medical events or side effects in treated patients;

-    lack of effectiveness of the product candidate being tested; and

-    lack of sufficient funds.

If our TAPET technology causes unacceptable side effects, we will not be able to commercialize TAPET.

         TAPET uses genetically altered Salmonella bacteria for delivery of genes or gene products to tumors. The use of bacteria in general, or Salmonella in particular, to deliver genes or gene products is a new technology, and existing preclinical and clinical data on the safety and efficacy of this technology are very limited. Unacceptable side effects may be discovered during preclinical and clinical testing of our potential products utilizing TAPET. While certain formulations of TAPET have been tested in limited human clinical trials, the results of preclinical studies and the limited human clinical trials performed to date may not be predictive of safety or efficacy in humans. Possible serious side effects of TAPET include bacterial infections, particularly the risk of septic shock, a serious and often fatal result of bacterial infection of the blood. If side effects of TAPET are determined unacceptable, we will not be able to commercialize TAPET.

If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our drug development efforts, obtain a license to continue the development or sale of our products and/or pay damages.

         Our processes and potential products may conflict with patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities. As the biopharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others. These other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to conduct clinical tests, manufacture or market the affected product or use the affected process. Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain. If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

         We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against thse competitors and any remedies that may be available to us may not be adequate to protect our business and compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

If we fail to recruit and retain key personnel, our research and development programs may be delayed.

         We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our president, chief executive officer and director; Mario Sznol, M.D., our vice president, clinical affairs; Terrence W. Doyle, Ph.D., our vice president of research and development; Bijan Almassian, Ph.D., our vice president of development; and Ivan King, Ph.D., our vice president of research. There is intense competition in the biotechnology industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs would be significantly and detrimentally affected.

We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.

         Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase, agents which are alkylating agents and agents which can be described as drug delivery platforms. These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., and AstraZeneca PLC. These and other large pharmaceuticals companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete.
In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

If the testing or use of our potential products harms people, we could be subject to costly and damaging product liability claims.

         Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of drug products including, but not limited to, unacceptable side effects. These risks are particularly inherent in human trials of our proposed products. Side effects and other liability risks could give rise to viable product liability claims against us. While we have obtained insurance coverage for patients enrolled in clinical trials, we may not be able to maintain this product liability insurance on acceptable terms, insurance may not provide adequate coverage against potential liabilities and we may need additional insurance coverage for expanded clinical trials and commercial activity. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

If our corporate partners, licensors, licensees, collaborators at research institutions and others do not conduct activities in accordance with our arrangements, our research and development efforts may be delayed.

         Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

- Yale University for collaborative research and for technologies that are licensed by Yale to us.

- Healthcare facilities in the United States and overseas to perform human safety trials of our products, including the Albert Einstein College of Medicine/Montefiore Medical Center, Beth Israel Deaconess Medical Center and Cleveland Clinical Foundation.

- National Cancer Institute under a cooperative research and development agreement for the development of TAPET-based immunotherapies targeted against cancer.

        If the third parties do not conduct activities in accordance with the arrangements we have with them, our research and development efforts may be delayed. We may also rely on other collaborative partners to obtain regulatory approvals and to manufacture and market our products. The amount and timing of resources to be devoted to these activities by these other parties may not be within our control.

If Yale University does not conduct research relating to products we would like to pursue, we may never realize any benefits from our funding provided to Yale.

         We had previously agreed to reimburse Yale University, or Yale, for its costs in connection with certain research projects in an amount equal to $1.1 million per year. Technology licensed by us from research conducted under this agreement includes TAPET. This arrangement was restructured effective October 1, 2000 to provide a gift of $0.7 million to support Yale's research projects for each of the years ending September 30, 2002 and 2001. In addition, we provided a gift to Yale of $0.2 million payable in four quarterly installments beginning April 2001.

         Through December 31, 2001, we have paid over $9.2 million in total to Yale, and we may continue to support Yale's research projects. We generally do not have the right to control the research that Yale is conducting pursuant to our agreement, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research being conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

If environmental laws become stricter in the future, we may face large capital expenditures in order to comply with environmental laws.

         We cannot accurately predict the outcome or timing of future expenditures that we may be required to expend to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, we have not incurred significant costs and are not aware of any significant liabilities associated with our compliance with federal, state and local laws and regulations. However, environmental laws have changed in recent years and we may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and are uncertain whether we will be able to pay for significantly large capital expenditures. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

         All of our operations are performed under strict environmental and health safety controls consistent with the Occupational Safety and Health Administration, the Environmental Protection Agency and the Nuclear Regulatory Commission regulations. We cannot be certain that we will be able to control all health and safety problems. If we cannot control those problems, we may be held liable and may be required to pay the costs of remediation. These liabilities and costs could be material.

Even if we obtain regulatory approval for our products, we currently lack the ability and resources to commercialize the products.

         If our products are approved for sale by regulatory authorities, we will need to develop manufacturing and marketing capability or make arrangements with third parties to manufacture, distribute and sell our products. We do not currently have and are not seeking arrangements for manufacturing or marketing products on a commercial basis.

The rights that have been and may in the future be granted to our stockholders may allow our Board and management to deter a potential acquisition in which the Board and management are to be replaced.

         We have in place a stockholder rights plan, or "poison pill", which enables our board of directors to issue rights to purchase common stock when someone acquires 20% or more of the outstanding shares of our common stock. As a result of the plan, anyone wishing to take over the company would most likely be forced to negotiate a transaction with our Board and management in order not to trigger the pill. The need to negotiate with the Board or management could frustrate a proposed takeover particularly where the Board and management wish to remain entrenched. This would prevent our stockholders from participating in a takeover or tender offer, which might be of substantial value to them.

There may be an adverse effect on the market price of our common stock as a result of shares being available for sale in the future.

         Sales of a substantial amount of common stock in the public market, or the perception that these sales may occur, could adversely affect the market price of our common stock prevailing from time to time. This could also impair our ability to raise additional capital through the sale of our equity securities. We had approximately 28.9 million shares of common stock outstanding as of March 19, 2002. Options and warrants to purchase approximately 1.6 million shares were exercisable at December 31, 2001 and the remaining options to purchase approximately 2.3 million shares become exercisable at various times through 2005.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

         We account for investments in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Our investments are treated as available-for-sale under SFAS 115.

         Our exposure to market risk is primarily confined to our cash equivalents and investments, which mature in twelve months or less. Investments in fixed-rate, interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure.

ITEM 8.  Financial Statements and Supplementary Data

                         Report of Independent Auditors


The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.


We have audited the accompanying balance sheet of Vion Pharmaceuticals, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001 and the period from May 1, 1994 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and the period from May 1, 1994 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                     /s/ Ernst & Young LLP

Stamford, Connecticut
January 17, 2002

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                                  Balance Sheet

                                                                                     December 31,
(In thousands, except share and per share data)                                    2001        2000
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $ 6,645      $ 6,197
   Short-term investments                                                          15,999       18,160
                                                                                  --------------------
      Total cash, cash equivalents and short-term investments                      22,644       24,357
   Interest receivable                                                                193          300
   Accounts receivable                                                                 54          145
   Other current assets                                                               130          251
                                                                                  --------------------
      Total current assets                                                         23,021       25,053
   Property and equipment, net                                                        550          577
   Security deposits                                                                   30           30
                                                                                  --------------------
      Total assets                                                                $23,601      $25,660
                                                                                  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                          $ 2,503      $ 2,997
   Obligation under capital leases                                                     --            6
                                                                                ----------------------
      Total current liabilities                                                     2,503        3,003
                                                                                ----------------------

Redeemable Preferred Stock:
   5% convertible preferred stock Series 1998, $0.01 par value, authorized:
     15,000 shares; issued and outstanding: none                                        -            -

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares;
     issued and outstanding: none                                                       -            -
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding: 28,873,373 and 26,167,642 shares
     at December 31, 2001 and 2000, respectively                                      289          262
   Additional paid-in capital                                                     112,377      100,027
   Accumulated other comprehensive (loss) income                                       (6)         120
   Accumulated deficit                                                            (91,562)     (77,752)
                                                                                  --------------------
                                                                                   21,098       22,657
                                                                                  --------------------
      Total liabilities and shareholders' equity                                  $23,601      $25,660
                                                                                  ====================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Operations




                                                                                                           For the Period
                                                                                                          from May 1, 1994
                                                                                                            (Inception)
                                                                 For the Year Ended                           through
                                                                     December 31,                           December 31,
(In thousands, except share and per share data)       2001               2000               1999                2001
----------------------------------------------------------------------------------------------------------------------------
Revenues:
   Contract research grants                             $    481           $    787           $    336            $  2,013
   Technology license fees                                   169                 78                155               4,403
   Laboratory support services                                 -                 82                 35                 117
   Research support                                            -                  -              2,628               5,498
                                                 ---------------------------------------------------------------------------
       Total revenues                                        650                947              3,154              12,031
                                                 ---------------------------------------------------------------------------

Operating expenses:
   Research and development                                8,638              9,568              7,387              52,959
   Clinical trials                                         3,891              3,259              4,109              16,470
                                                 ---------------------------------------------------------------------------
       Total research and development                     12,529             12,827             11,496              69,429
   General and administrative                              3,135              4,251              2,693              19,465
                                                 ---------------------------------------------------------------------------
       Total operating expenses                           15,664             17,078             14,189              88,894

Interest income                                           (1,204)            (1,341)              (301)             (4,253)
Interest expense                                               -                 13                 35                 208
                                                 ---------------------------------------------------------------------------
   Net loss                                              (13,810)           (14,803)           (10,769)            (72,818)

Preferred stock dividends and accretion                        -               (606)              (710)            (18,489)
                                                 ---------------------------------------------------------------------------

Loss applicable to common shareholders
                                                        $(13,810)          $(15,409)          $(11,479)           $(91,307)
                                                 ===========================================================================

Basic and diluted loss applicable to common
   shareholders per share                                 $(0.51)            $(0.64)            $(0.74)
                                                 ---------------------------------------------------------------------------

Weighted-average number of shares of common stock
   outstanding                                        27,212,034         24,089,164         15,543,701
                                                 ---------------------------------------------------------------------------



The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                  Statement of Changes in Shareholders' Equity

                                                 Class A            Class B
                                               Convertible        Convertible
                                             Preferred Stock    Preferred Stock     Common Stock
(In thousands, except share and per      -----------------------------------------------------------
   share data)                               Shares    Amount   Shares    Amount   Shares    Amount
----------------------------------------------------------------------------------------------------
Common stock issued for cash - July 1994           -    $ -       -         $-    2,693,244    $27
Common stock issued for services -
   August 1994                                                                      159,304      2
Net loss
                                         -----------------------------------------------------------
Balance at December 31, 1994                       -    $ -       -         $-    2,852,548    $29
                                         -----------------------------------------------------------
Stock options issued for compensation -
   February 1995
Reverse acquisition of MelaRx
   Pharmaceuticals, Inc. - April 1995                                             2,000,000     20
Shares repurchased pursuant to
   employment agreements - April 1995                                              (274,859)    (3)
Private placement of common stock -
   April 1995                                                                        76,349      -
Warrants issued with bridge notes -
   April 1995
Initial public offering of units of one
   common share, one Class A warrant
   and one Class B warrant at $4.00 per
   unit - August 1995 and September 1995                                          2,875,000     29
Issuance of common stock                                                              1,250      -
Receipts from sale of unit purchase
   option
Net loss
                                         -----------------------------------------------------------
Balance at December 31, 1995                       -    $ -       -         $-    7,530,288    $75
                                         -----------------------------------------------------------
Issuance of Class A convertible
   preferred stock                         1,250,000     13
Conversion of Class A convertible
   preferred stock                          (164,970)    (1)                        458,255      5
Class A convertible preferred stock
   dividend                                   21,998      -
Issuance of common stock                                                             29,418      -
Compensation associated with stock
   option grants
Amortization of deferred compensation
Net loss
                                         -----------------------------------------------------------
Balance at December 31, 1996               1,107,028    $12       -         $-    8,017,961    $80
                                         -----------------------------------------------------------
Conversion of Class A convertible
   preferred stock                          (396,988)    (4)                      1,102,757     11
Class A convertible preferred stock
   dividend                                   47,592      -
Issuance of Class B convertible
   preferred stock                                            4,850          -
Conversion of Class B convertible
   preferred stock                                             (258)         -       64,642      1
Accretion of dividend payable on Class
   B convertible preferred stock
Extension/reassurance of underwriter
   warrants
Exercise of warrants                                                                    238      -
Issuance of common stock                                                            598,336      6
Exercise of stock options                                                            50,000      -
Compensation associated with stock
   option grants
Amortization of deferred compensation
Net loss
                                         -----------------------------------------------------------
Balance at December 31, 1997                 757,632    $ 8   4,592         $-    9,833,934    $98
                                         -----------------------------------------------------------



                                                                                      Accumulated
                                                     Additional                        Other                        Total
(In thousands, except share and per      Treasury      Paid-in       Deferred       Comprehensive   Accumulated  Shareholders'
   share data)                             Stock       Capital     Compensation     Income (Loss)     Deficit       Equity
---------------------------------------------------------------------------------------------------------------------------
Common stock issued for cash - July 1994    $-        $     -         $   -             $-           $    (20)     $     7
Common stock issued for services -
   August 1994                                                                                             (1)           1
Net loss                                                                                                 (476)        (476)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1994                $-        $     -         $   -             $-           $   (497)     $  (468)
                                         ----------------------------------------------------------------------------------
Stock options issued for compensation -
   February 1995                                          540                                                          540
Reverse acquisition of MelaRx
   Pharmaceuticals, Inc. - April 1995                   4,300                                                        4,320
Shares repurchased pursuant to
   employment agreements - April 1995                                                                       2           (1)
Private placement of common stock -
   April 1995                                             205                                                          205
Warrants issued with bridge notes -
   April 1995                                             200                                                          200
Initial public offering of units of one
   common share, one Class A warrant
   and one Class B warrant at $4.00 per
   unit - August 1995 and September 1995                9,667                                                        9,696
Issuance of common stock                                    1                                                            1
Receipts from sale of unit purchase
   option                                                   -                                                            -
Net loss                                                                                               (9,531)      (9,531)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1995                $-        $14,913         $   -             $-           $(10,026)     $ 4,962
                                         ----------------------------------------------------------------------------------
Issuance of Class A convertible
   preferred stock                                     22,890                                         (11,371)      11,532
Conversion of Class A convertible
   preferred stock                                         (4)                                                           -
Class A convertible preferred stock
   dividend                                               256                                            (256)           -
Issuance of common stock                                  104                                                          104
Compensation associated with stock
   option grants                                          190          (190)                                             -
Amortization of deferred compensation                                    83                                             83
Net loss                                                                                               (7,609)      (7,609)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1996                $-        $38,349         $(107)            $-           $(29,262)     $ 9,072
                                         ----------------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                                         (7)                                                           -
Class A convertible preferred stock
   dividend                                               623                                            (623)           -
Issuance of Class B convertible
   preferred stock                                      4,852                                            (370)       4,482
Conversion of Class B convertible
   preferred stock                                         (1)                                                           -
Accretion of dividend payable on Class
   B convertible preferred stock                          138                                            (138)           -
Extension/reassurance of underwriter
   warrants                                               168                                                          168
Exercise of warrants                                        -                                                            -
Issuance of common stock                                3,464                                                        3,470
Exercise of stock options                                  20                                                           20
Compensation associated with stock
   option grants                                           56                                                           56
Amortization of deferred compensation                                    35                                             35
Net loss                                                                                               (5,344)      (5,344)
                                         ----------------------------------------------------------------------------------
Balance at December 31, 1997                $-        $47,662          $(72)            $-           $(35,737)     $11,959
                                         ----------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                      32

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

            Statement of Changes in Shareholders' Equity (continued)

                                                 Class A            Class B
                                               Convertible        Convertible
                                             Preferred Stock    Preferred Stock     Common Stock
(In thousands, except share and per      -----------------------------------------------------------  Treasury
   share data)                               Shares    Amount   Shares    Amount   Shares    Amount     Stock
------------------------------------------------------------------------------------------------------------------
Accretion of dividend payable on Class
   B convertible preferred stock
Conversion of Class B convertible
   preferred stock                                              (4,592)      -    1,205,178     12
Premium on Conversion dividend on Class
   B convertible preferred stock                                                    585,898      6
Conversion of Class A convertible
   preferred stock                          (174,981)    (2)                        486,062      5
Class A convertible preferred stock
   dividend                                   34,005      -
Discount on Series 1998 convertible
   preferred stock
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                           1,792,952     18

Exercise of stock options                                                            32,750      -
Exercise of warrants                                                                 16,272      -
Compensation associated with stock
   option grants
Amortization of deferred compensation
Net loss
                                         -------------------------------------------------------------------------
Balance at December 31, 1998                 616,656    $ 6       -         $-   13,953,046   $139       $-
                                         -------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                          (144,612)    (1)                        401,707      4
Class A convertible preferred stock
   dividend                                   26,150      -
Series 1998 convertible preferred stock
   accretion
Common stock issued in exchange for
   cancellation of outstanding warrants                                                 102      -
Exercise of stock options                                                           470,886      5     (196)
Retirement of treasury stock                                                        (35,659)     -      196
Exercise of warrants                                                                 26,296      -
Issuance of common stock                                                          3,425,741     34
Amortization of deferred compensation
Net loss
                                         -------------------------------------------------------------------------
Balance at December 31, 1999                 498,194    $ 5       -         $-   18,242,119   $182       $-
                                         -------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                          (502,928)    (5)                      1,397,035     14
Redemption of Class A convertible
   preferred stock                              (545)     -
Class A convertible preferred stock
   dividend                                    5,279      -
Series 1998 convertible preferred stock
   accretion
Conversion of Series 1998 convertible
   preferred stock                                                                1,507,024     15
Exercise of stock options                                                           650,409      7
Exercise of warrants                                                              4,371,055     44
Compensation associated with stock
   option grants
Amortization of deferred compensation
Change in net unrealized gains and
   losses
Net loss
                                         -------------------------------------------------------------------------
Balance at December 31, 2000                       -     $-       -         $-   26,167,642   $262       $-
                                         -------------------------------------------------------------------------




                                                                            Accumulated
                                             Additional                        Other                        Total
(In thousands, except share and per            Paid-in       Deferred       Comprehensive   Accumulated  Shareholders'
   share data)                                 Capital     Compensation     Income (Loss)     Deficit       Equity
----------------------------------------------------------------------------------------------------------------------
Accretion of dividend payable on Class
   B convertible preferred stock                  287                                            (287)           -
Conversion of Class B convertible
   preferred stock                                (12)                                                           -
Premium on Conversion dividend on Class
   B convertible preferred stock                2,044                                          (2,049)           1
Conversion of Class A convertible
   preferred stock                                 (3)                                                           -
Class A convertible preferred stock
   dividend                                       329                                            (329)           -
Discount on Series 1998 convertible
   preferred stock                              1,597                                          (1,597)           -
Series 1998 convertible preferred stock
   accretion                                        -                                            (151)        (151)
Common stock issued in exchange for
   cancellation of outstanding warrants         8,441
                                               (8,502)                                                         (43)
Exercise of stock options                         120                                                          120
Exercise of warrants                               11                                                           11
Compensation associated with stock
   option grants                                   51                                                           51
Amortization of deferred compensation                            35                                             35
Net loss                                                                                      (10,478)     (10,478)
                                         -----------------------------------------------------------------------------
Balance at December 31, 1998                 $ 52,025          $(37)          $  -           $(50,628)    $  1,505
                                         -----------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                                 (3)                                                           -
Class A convertible preferred stock
   dividend                                       385                                            (385)           -
Series 1998 convertible preferred stock
   accretion                                                                                     (325)        (325)
Common stock issued in exchange for
   cancellation of outstanding warrants             -                                                            -
Exercise of stock options                         650                                             (40)         419
Retirement of treasury stock                                                                     (196)           -
Exercise of warrants                                -                                                            -
Issuance of common stock                       14,955                                                       14,989
Amortization of deferred compensation                            34                                             34
Net loss                                                                                      (10,769)     (10,769)
                                         -----------------------------------------------------------------------------
Balance at December 31, 1999                 $ 68,012          $ (3)          $  -           $(62,343)    $  5,853
                                         -----------------------------------------------------------------------------
Conversion of Class A convertible
   preferred stock                                 (9)                                                           -
Redemption of Class A convertible
   preferred stock                                 (5)                                                          (5)
Class A convertible preferred stock
   dividend                                       248                                            (248)           -
Series 1998 convertible preferred stock
   accretion                                                                                     (358)        (358)
Conversion of Series 1998 convertible
   preferred stock                              5,523                                                        5,538
Exercise of stock options                       2,868                                                        2,875
Exercise of warrants                           23,270                                                       23,314
Compensation associated with stock
   option grants                                  120                                                          120
Amortization of deferred compensation                             3                                              3
Change in net unrealized gains and
   losses                                                                      120                             120
Net loss                                                                                      (14,803)     (14,803)
                                         -----------------------------------------------------------------------------
Balance at December 31, 2000                 $100,027          $  -           $120           $(77,752)    $ 22,657
                                         -----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

           Statement of Changes in Shareholders' Equity (continued)

                                                 Class A            Class B
                                               Convertible        Convertible
                                             Preferred Stock    Preferred Stock     Common Stock
(In thousands, except share and per      -----------------------------------------------------------  Treasury
   share data)                               Shares    Amount   Shares    Amount   Shares    Amount     Stock
------------------------------------------------------------------------------------------------------------------
Public offering of common stock -
   August 2001                                                                    2,500,000     25
Exercise of stock options                                                           191,527      2
Exercise of warrants                                                                  4,015      -
Compensation associated with stock
   option grants
Issuances under employee benefit plans                                               10,189      -
Change in net unrealized gains and
   losses
Net loss
                                         -------------------------------------------------------------------------
Balance at December 31, 2001                       -     $-       -         $-   28,873,373   $289       $-
                                         =========================================================================



                                                                           Accumulated
                                            Additional                        Other                        Total
(In thousands, except share and per           Paid-in       Deferred       Comprehensive   Accumulated  Shareholders'
   share data)                                Capital     Compensation     Income (Loss)     Deficit       Equity
---------------------------------------------------------------------------------------------------------------------
Public offering of common stock -
   August 2001                                11,386                                                       11,411
Exercise of stock options                        777                                                          779
Exercise of warrants                              14                                                           14
Compensation associated with stock
   option grants                                 111                                                          111
Issuances under employee benefit plans            62                                                           62
Change in net unrealized gains and
   losses                                                                    (126)                           (126)
Net loss                                                                                     (13,810)     (13,810)
                                         ----------------------------------------------------------------------------
Balance at December 31, 2001                $112,377            $-          $  (6)          $(91,562)    $ 21,098
                                         ============================================================================




The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows


                                                                                                          For The Period From
                                                                                                               May 1, 1994
                                                                                                          (Inception) through
                                                                  For the Year Ended December 31,              December 31,
(In thousands)                                                2001            2000              1999               2001
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                 $(13,810)       $(14,803)         $(10,769)          $(72,818)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Depreciation and amortization                               283             450               495              2,181
     Loss on fixed asset disposals                                 4               -                 -                  4
     Decrease (increase) in receivables and other
       current assets                                            319           1,073              (409)              (376)
     Decrease (increase) in other assets                           -             438                 1                (27)
     (Decrease) increase in accounts payable and
       accrued expenses                                         (494)            262               297              2,468
     Non-cash compensation                                       111             123                35              1,068
     Purchased research and development                            -               -                 -              4,481
     Amortization of financing costs                               -               -                 -                346
     Extension/reissuance of placement agent
       warrants                                                    -               -                 -                168
     Stock issued for services                                     -               -                 -                600
                                                           -------------------------------------------------------------------
Net cash used in operating activities                        (13,587)        (12,457)          (10,350)           (61,905)
                                                           -------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                        (18,048)        (38,299)                -            (81,054)
   Maturities of marketable securities                        20,083          20,259             2,594             65,049
   Acquisition of fixed assets                                  (260)           (368)             (129)            (1,791)
                                                           --------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                  1,775         (18,408)            2,465            (17,796)
                                                           --------------------------------------------------------------------
Cash flows from financing activities:
   Initial public offering                                         -               -                 -              9,696
   Net proceeds from issuance of common stock                 12,252           2,875            15,408             33,819
   Net proceeds from issuance of preferred stock                   -               -                 -             20,716
   Net proceeds from exercise of Class A Warrants                  -           5,675                 -              5,675
   Net proceeds from exercise of Class B Warrants                  -          17,538                 -             17,538
   Net proceeds from exercise of placement agent
     warrants                                                     14             101                 -                115
   Repayment of equipment capital leases                          (6)           (160)             (306)              (927)
   Other financing activities, net                                 -              (5)                -               (286)
                                                           --------------------------------------------------------------------
Net cash provided by financing activities                     12,260          26,024            15,102             86,346
                                                           --------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                 448          (4,841)            7,217              6,645
Cash and cash equivalents, beginning of period                 6,197          11,038             3,821                  -
                                                           --------------------------------------------------------------------
Cash and cash equivalents, end of period                   $   6,645        $  6,197          $ 11,038           $  6,645
                                                           ====================================================================

Supplemental schedule of non-cash investing and financing activities:

     o Cash paid for interest was $0, $13 and $35 for the years ended December 31, 2001, 2000 and 1999, and $208 for the period from May 1, 1994 (inception) through December 31, 2001.

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements


1. The Company

Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of therapeutics and technologies for the treatment of cancer. The Company was incorporated in March 1992 as a Delaware Corporation and began operations on May 1, 1994.

In April 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ("MelaRx") and the Company's name was changed to OncoRx, Inc. The stockholders of the Company were issued 2,654,038 common and 23,859 preferred shares of MelaRx in exchange for all 2,000,000 outstanding shares of common stock of the Company valued at $2.16 per share (fair value). As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction was recorded as a purchase in the Company's financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The $4.5 million excess of cost over the fair value of MelaRx's net tangible assets was treated as purchased research and development and expensed immediately.

In August 1995, the Company completed an initial public offering (refer to Note
4) resulting in net proceeds to the Company of $9.7 million.

In April 1996, the Company's name was changed to Vion Pharmaceuticals, Inc.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include investments with original maturities of three months or less.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. All current assets and current liabilities are carried at cost, which approximates fair value, because of their short-term nature, except short-term investments, which are carried at market.

Investments

The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investments in debt and equity securities, which typically mature in one year or less, are classified as available for sale and are carried at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

The cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities at December 31, 2001 and 2000 were as follows (in thousands):

                                                          Gross                Gross
                                                        Unrealized           Unrealized
                                        Cost           Holding Gains        Holding Losses      Fair Value
                                  ------------------- ------------------- -------------------- ---------------
        Debt Securities:
           As of 12/31/01             $16,005              $52                  $(58)             $15,999
                                  ==========================================================================
           As of 12/31/00             $18,040             $140                  $(20)             $18,160
                                  ==========================================================================

No realized gains or losses related to investments have been incurred to date.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):


                                                           2001                   2000
                                                        -----------------------------------
Office and computer equipment                             $   378                $   379
Furniture and fixtures                                        211                    205
Laboratory equipment                                        1,684                    573
Leasehold improvements                                        371                    367
Equipment under capital lease                                  --                    951
                                                         -----------------------------------
                                                            2,644                  2,475
Accumulated depreciation and amortization                  (2,094)                (1,898)
                                                         -----------------------------------
Property and equipment, net                               $   550                $   577
                                                         ===================================

Depreciation expense was $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $2.2 million for the period from inception (May 1, 1994) through December 31, 2001.

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Revenue Recognition

Contract Research Grants. In 1998 and 1999, the Company was awarded Small Business Innovation Research ("SBIR") grants from the National Cancer Institute for the Reduced Toxicity of Tumor-Targeted Salmonella and the Inhibitors of Ribonucleotide Reductase programs. The grants allowed reimbursement of direct costs of up to $0.9 million and expired in 2000. For the years ended December 31, 2000 and 1999, revenues of $0.2 million and $0.3 million, respectively, from these grants have been recognized as the costs were incurred.

In January 2000, the Company received a two-year SBIR grant from the National Institutes of Health/National Cancer Institute for TAPET research. The grant allowed reimbursement of direct costs of up to $0.8 million and expired in 2001. For each of the years ended December 31, 2001 and 2000, revenues of $0.4 million from this grant have been recognized as the costs were incurred.

In April 2000, the Company received a six-month SBIR grant for $0.1 million from the National Institutes of Health/National Cancer Institute for TAPET research. For the year ended December 31, 2000, revenue of $0.1 million from this grant has been recognized as the costs were incurred.

In August 2000, the Company and Memorial Sloan-Kettering Cancer Center ("MSKCC") were awarded a $0.1 million research contract by the National Cancer Institute to study the use of Vion's TAPET bacterial vector technology (Tumor Amplified Protein Expression Therapy) for the diagnostic imaging of tumors. The focus of this joint effort by MSKCC and Vion is to perform a preliminary investigation of TAPET-based tumor diagnostic imaging in preclinical animal models, as well as to determine the suitability of this approach for tumor diagnosis based on defined molecular signatures. For the years ended December 31, 2001 and 2000, revenues of approximately $0 and $0.1 million, respectively, have been recognized as the costs were incurred.

In July 2001, the Company received a six-month SBIR grant from the National Institutes of Health/National Cancer Institute for Sulfonyl Hydrazine Prodrug research. The grant allows reimbursement of direct costs of up to $0.1 million. For the year ended December 31, 2001, revenue of approximately $0.1 million has been recognized as the costs were incurred.

Technology License Fees. The Company has recognized revenue from fees, including nonrefundable upfront fees, under license agreements with Boehringer Ingelheim International GmbH, San-Mar Laboratories and others (refer to Note 3) totaling $0.2 million, $0.1 million, $0.2 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, and the period from May 1, 1994 (inception) through December 31, 2001, respectively. During the fourth quarter of 2000, the Company adopted, as required, the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 requires companies to recognize the receipt of certain nonrefundable upfront fees over the life of the related collaboration agreement. There was no impact from the adoption of SAB 101 on the Company's financial statements for the years ended December 31, 2001, 2000 and 1999.

Per Share Data

The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share amounts):

                                                                                 2001            2000              1999
                                                                             ----------------------------------------------
      Numerator:
         Net loss                                                              $(13,810)       $(14,803)         $(10,769)
         Preferred stock dividends and accretion                                     --            (606)             (710)
                                                                             ----------------------------------------------
         Numerator for basic and diluted loss applicable to common
             shareholders per share                                             (13,810)        (15,409)          (11,479)

      Denominator:
         Weighted-average number of shares of common stock outstanding
                                                                                 27,212          24,089            15,544
                                                                             ----------------------------------------------
      Basic and diluted loss applicable to common
      shareholders per share                                                     $(0.51)         $(0.64)           $(0.74)
                                                                             ==============================================

For additional disclosures regarding warrants and preferred stock, refer to Note
4. For additional disclosures regarding stock options, refer to Note 5. These potentially dilutive securities were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

Comprehensive Loss

Comprehensive loss has been calculated in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Company has determined total comprehensive loss to be $13.9 million, $14.7 million and $10.8 million for the years ended December 31, 2001, 2000 and 1999, respectively, and $72.9 million for the period from May 1, 1994 (inception) through December 31, 2001. The Company's total comprehensive loss represents net loss plus the change in net unrealized gains and losses for the periods presented.

3. Research and License Agreements

Yale/Vion License Agreement - September 1990

Pursuant to a license agreement between the Company and Yale University ("Yale"), the Company obtained rights to a synthetic form of melanin, which the Company has named MELASYN'r'. In 1998, the Company agreed to be the exclusive selling agent for MELASYN and sublicensed its MELASYN technology in an agreement with San-Mar Laboratories ("San-Mar"), a manufacturer of private label cosmetics and pharmaceuticals. Under the terms of the amended sublicense agreement expiring February 28, 2003, the Company granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN to a specific customer. The Company receives a sublicense fee from products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year. Under the terms of the Yale license agreement, the Company pays a license fee to Yale for products sold by the Company or its sublicensees.

Yale/Vion Research Agreement - July 1992

In July 1992, the Company entered into a research agreement with Yale to provide funding for certain research projects performed under the direction and supervision of Dr. John Pawelek of the Department of Dermatology. The research agreement was renewed in July 1998 and provided for funding of $0.9 million per year expiring June 30, 2001. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET. The Company also has an option to obtain an exclusive license for any inventions that result from research projects by Yale which are related to synthetic melanin funded by the Company.

In October 2000, the Company, in conjunction with Yale, restructured the Research Agreement funding. The Company provided to Yale a gift of $0.7 million in October 2000 and a second gift of $0.7 million in July 2001 to support the research projects. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded $0.7 million in the fourth quarter of 2000 and $0.7 million in the third quarter of 2001 as research and development expense. Included in the Company's total current liabilities at December 31, 2001 and 2000, is $0.3 million for the balance of the gifts to be paid to Yale.

The Company was granted exclusive licenses by Yale to inventions made in the performance of the research funded under this agreement in countries where patents are effective and nonexclusive licenses elsewhere expiring over the lives of the patents and 20 years, respectively. The Company is obligated to pay royalties on sales of licensed products. No amounts have been paid or are due to Yale through December 31, 2001 under this agreement.

Yale/Vion License Agreement - August 1994

In August 1994, Yale granted to the Company a nontransferable worldwide exclusive license to make, have made, use, sell and practice certain inventions and research for therapeutic and diagnostic purposes. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Pursuant to this agreement, the Company issued to Yale 159,304 shares of the Company's common stock and made a payment of $50,000. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to one patent, milestone payments based on the status of clinical trials and regulatory approvals.

In June 1997, this and another license agreement dated December 1995 were amended pursuant to which Yale agreed to reduce certain amounts payable by the Company in exchange for 150,000 shares of the Company's common stock issued to Yale valued at $0.6 million.

Yale/Vion License Agreements - December 1995

In December 1995, the Company and Yale entered into a license agreement pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Pursuant to the license agreement, the Company paid Yale a $0.1 million fee.

In December 1995, the Company and Yale entered into another license agreement pursuant to which the Company received a nontransferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

Cooperative Research and Development Agreement

On April 1, 2000, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer". Under the terms of the CRADA, the Surgery Branch will provide materials and supplies for research and development projects using CRADA funds, personnel and other resources supplied by the Company. The Company is required to contribute $0.4 million per year for a period of five years, payable quarterly, to be used for material support as well as for work to be performed by National Cancer Institute staff. For the years ended December 31, 2001 and 2000, $0.4 million and $0.3 million, respectively, have been recorded as research and development expense under the CRADA.

Boehringer Ingelheim Agreement

In 1997, the Company and Boehringer Ingelheim International GmbH ("BI") entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin(R), an anticancer agent. The Company received $4.0 million in upfront technology access fees and net proceeds of $2.9 million from the sale of 448,336 shares of common stock at a premium to the market price at the time of sale. BI also reimbursed the Company for certain initial development costs and agreed to share in future worldwide development costs. The Company was required to use the BI license fee of $4.0 million exclusively for Promycin development expenses. The Company recorded $2.6 million of Promycin development expenses as research support revenue under the original agreement for 1999.

The original agreement was amended in December 1999 and BI agreed to assume manufacturing, supply and worldwide development expenses in return for paying reduced future royalties and milestone payments to the Company.

In June 2000, patient accrual into Promycin clinical studies sponsored by BI was put on hold as an interim evaluation of a Phase III trial of Promycin did not meet the predetermined criteria, which would warrant continuation of accrual. Subsequently, BI confirmed the results of the initial analyses and made the determination to cease development of Promycin. At this time, the Company does not expect to incur any additional expense for costs associated with Promycin nor does the Company expect to receive any additional revenues from BI associated with Promycin.

Covance Agreement

In 1997, the Company entered into a Clinical Development Agreement (the "Agreement") with Covance Clinical Research Unit Ltd. and Covance Inc. ("Covance"). Pursuant to the Agreement, the Company contracted to Covance the selection and management of clinical sites and the preparation of clinical trial reports related to the Company's product candidate Promycin. During the fourth quarter of 1999, the Company and Covance agreed to terminate the Agreement subject to the assumption of clinical site management responsibilities by BI.

The Company incurred expenses for Promycin-related costs paid to Covance and other parties under these agreements of $3.5 million for the year ended December 31, 1999, which has been recorded as clinical trials expenses, a component of total research and development expense.

4. Shareholders' Equity

In April 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx (refer to Note 1). Shortly prior to the consummation of the merger, the Company issued 76,349 shares of common stock for net proceeds of $0.2 million.

In August 1995, the Company completed an initial public offering ("IPO") of 2,875,000 Unit Purchase Options ("UPOs"), consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at $4.00 per UPO. The net proceeds to the Company from the IPO were $9.7 million before repayment of certain bridge financing. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The Class A and Class B warrants were exercisable through August 14, 2000, and were exchanged, exercised or redeemed prior to that date. In conjunction with the IPO, the Company granted the underwriter an option to purchase up to 250,000 UPOs at $5.20 per UPO, subsequently adjusted due to antidilution provisions. All underwriter UPOs were exercised prior to their expiration on August 14, 2000.

Commencing with its IPO through December 31, 2001, the Company has raised gross proceeds of $87.2 million through the issuance of common stock, preferred stock and warrants.

Increase in Authorized Shares of Common Stock

At the Company's 2001 Annual Meeting of Stockholders, the stockholders approved an increase in the Company's authorized shares of common stock from 35 million shares to 100 million shares.

Class A Convertible Preferred Stock

In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock ("Class A Stock"), at $10.00 per share, resulting in net proceeds to the Company of $11.5 million. Each share of Class A Stock was immediately convertible into 2.777777 shares of the Company's common stock. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company issued warrants to the placement agent, expiring May 22, 2001 (the "Expiration Date"), to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. As of the Expiration Date, holders of warrants to purchase 257,321 shares elected cash or cashless exercises into 174,572 shares of common stock and the remaining warrants to purchase 289,554 shares expired. The shares of Class A Stock paid semi-annual dividends of 5% per annum, payable in additional shares of Class A Stock, which were immediately convertible into common stock of the Company. The Company has recorded non-cash dividends as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends of approximately $0.2 million and $0.4 million in 2000 and 1999, respectively. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issuance of the Class A Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

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

Class B Convertible Preferred Stock

In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock ("Class B Stock"), at $1,000 per share, resulting in net proceeds to the Company of $4.5 million. Shares of Class B Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance of $0.4 million was recognized upon the issuance of the Class B Stock as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Stock were eligible, under certain circumstances, to receive dividends paid in Class C Convertible Preferred Stock ("Class C Stock"). The Class C Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends.

Conversions of Class B Stock from January 1, 1998 through August 10, 1998, resulted in Class C dividends representing 180,141 shares of common stock valued at $0.6 million. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $0.1 million in 1997, and 61,078 shares of common stock valued at $0.3 million through August 10, 1998. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in paid-in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

In August 1998, the Company reached agreement with each of the holders of its Class B Stock to convert an aggregate of 2,892 shares of Class B Stock, constituting all of the outstanding Class B Stock, into an aggregate of 1,070,423 shares of common stock. This included Class C dividends representing 304,188 shares of common stock valued at $1.1 million, and accretion of 6,553 shares of common stock valued at $23,000. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, the excess of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms of $0.4 million, has been added to the dividend requirement to arrive at loss applicable to common shareholders. In addition, holders of the Class B Stock waived their antidilution rights arising from the issuance of the 5% Redeemable Convertible Preferred Stock Series 1998.

5% Redeemable Convertible Preferred Stock Series 1998

In June 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4.7 million. The shares of Series 1998 Preferred Stock accrued dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock was convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital of $0.4 million and $0.3 million for the years ended December 31, 2000 and 1999, respectively. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

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

Private Placement of Common Stock - April 1999

In April 1999, the Company consummated a private placement of the Company's common stock and issued 893,915 shares of common stock at approximately $4.47 per share, for gross proceeds of approximately $4 million.

Public Offering of Common Stock - October 1999

In October and November 1999, the Company completed the sale of 2,530,000 newly issued shares of common stock (including shares sold to the underwriter upon the exercise of its over-allotment option) at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.1 million. In conjunction with the offering, the underwriter was granted warrants to purchase 220,000 shares of common stock at $6.00 per share, expiring October 25, 2004. As of December 31, 2001, holders of warrants to purchase 12,000 shares had elected a cashless exercise into 6,786 shares of common stock.

Public Offering of Common Stock - August 2001

In August 2001, the Company completed the sale of 2.5 million newly issued shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

Antidilution Adjustment to Class A and Class B Warrants

As a result of the sale in May 1996 of Class A Stock, an antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the "Payment Date") each holder of a Class A Warrant at the close of business on July 3, 1996 (the "Record Date") was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

Subsequently, as a result of the sale in June 1998 of 5,000 shares of Series 1998 Preferred Stock, an additional antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the "Payment Date") each holder of a Class A Warrant at the close of business on August 26, 1998 (the "Record Date") was issued an additional 0.02 Class A Warrant and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date, each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.02 Class B Warrants and the exercise price of the Class B Warrant was reduced from $6.37 to $6.23.

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

Conversions of Unit Purchase Options

In connection with Vion's initial public offering in 1995, UPOs and underlying Class A and Class B Warrants exercisable through August 14, 2000 were granted to underwriters. Prior to their expiration, option holders exercised the remaining 113,333 UPOs and underlying Class A and B Warrants resulting in aggregate net proceeds to the Company of approximately $2.8 million. The UPOs were exercised for 127,161 shares of common stock for net proceeds of $0.6 million, 127,161 Class A Warrants and 127,161 Class B Warrants. These Class A Warrants were immediately exercised for 127,161 shares of common stock for net proceeds of $0.6 million and 127,161 Class B warrants. All of the 254,322 Class B warrants were immediately exercised for 254,322 shares of common stock resulting in net proceeds to the Company of $1.6 million.

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

Issuance and Extension of Placement Agent Warrants

In connection with its role as placement agent for two private financings of the Company's predecessor, MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 202,486 shares of common stock at prices ranging from $3.56 to $4.44 per share, expiring on July 5, 1998 (the "Expiration Date"). As of the Expiration Date, holders of warrants to purchase 94,336 shares elected a cashless exercise into 13,949 shares of common stock and the remaining warrants to purchase 108,150 shares expired.

5. Employee Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the "Option Plan"). The Option Plan, as subsequently amended, provides for the granting of both incentive stock options and nonqualified stock options to employees, officers, directors and consultants of the Company to purchase up to an aggregate of 4.285 million shares of common stock. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. Options granted to date under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant except for certain options granted in 2001 that become exercisable in either one or two equal annual installments. No option may be granted under the Option Plan after April 14, 2003. The Company recognized compensation expense of $0.1 million, $0.1 million and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, related to options granted under the Option Plan.

Options granted outside the Option Plan include stock options to purchase 980,000 shares of common stock granted to the Company's Chief Executive Officer under the Senior Executive Stock Option Plan. There are no additional shares available for issuance under this plan.

The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ("Director Options") to directors of the Company who are not employees or principal stockholders of the Company ("Eligible Directors"). Eligible Directors are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an "Initial Director Option"). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 15,000 shares (20,000 shares for the Chairman of the Board) of common stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options are exercisable in two equal annual installments for 2000 grants and in four equal annual installments for grants prior to 2000, commencing one year from the date of grant. Eligible Directors agreed to accept options exercisable in one year in lieu of cash payments for board fees for meetings held from December 2001 to December 2002. Director Options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors. The number of Director Options granted were 104,346, 115,000 and 110,000 in 2001, 2000 and 1999, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted under the Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.6%, 6.0% and 5.1%; volatility factors of the expected market price of the Company's common stock of 1.002, 1.455 and 0.656; weighted-average expected option life of 7 years; and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                                2001           2000         1999
                                                             ---------     ----------     --------
Pro forma net loss                                            $(16,031)    $(17,123)      $(12,213)
Pro forma preferred stock dividends and accretion                    -         (606)          (710)
                                                             --------------------------------------
Pro forma loss applicable to common shareholders              $(16,031)    $(17,729)      $(12,923)
                                                             ======================================
Pro forma basic and diluted loss applicable to common
   shareholders per share                                       $(0.59)      $(0.74)        $(0.83)
                                                             ======================================

A summary of the Company's stock option activity under the Option Plan, and related information for the years ended December 31 is as follows:

                                                  2001                         2000                          1999
                                       --------------------------   --------------------------    --------------------------
                                                        Weighted-                    Weighted-                    Weighted-
                                                         Average                      Average                      Average
                                         Options        Exercise       Options        Exercise    Options         Exercise
                                       (in 000's)         Price      (in 000's)        Price     (in 000's)        Price
                                       ----------      ----------   -----------    -----------   ----------       ----------
Outstanding at beginning of year           2,330           $7.94       1,557            $4.31        1,260           $3.91
   Granted                                 1,081            5.88       1,186            11.43          661            5.00
   Exercised                                (191)           4.09        (355)            4.10         (150)           3.15
   Cancelled                                (457)           8.83         (33)           10.94            -               -
   Expired                                     -               -         (25)            5.00         (214)           4.90
                                         -----------------------------------------------------------------------------------
Outstanding at end of year                 2,763           $7.26       2,330            $7.94        1,557           $4.31
                                         ===================================================================================
Exercisable at end of year                   828           $6.48         595            $4.21          661           $4.04
                                         ===================================================================================
Weighted-average fair value of
   options granted during the year         $5.08                      $11.01                         $3.63
                                         ===================================================================================

A summary of the Company's ranges of exercise prices and weighted-average remaining life and exercise price of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 2001, is as follows:

                                               Options                                          Options
                                             Outstanding                                      Exercisable
                          ---------------------------------------------------      ---------------------------------
                                           Weighted-Average
                            Outstanding    Remaining Life     Weighted-Average        Exercisable    Weighted-Average
Exercise Price              (in 000's)         (Years)         Exercise Price           (in 000's)     Exercise Price
---------------            -------------    ---------------  ---------------       ---------------- ----------------
$2.22 - $3.03                     125          5.8                 $2.83                   89               $2.83
$3.63 - $5.10                   1,117          7.8                  4.64                  421                4.44
$5.38 - $7.15                     552          8.9                  6.79                   78                5.94
$7.20 - $10.63                    484          9.0                  7.62                   98                7.64
$12.25 - $17.88                   485          8.0                 14.59                  142               14.33
                              ------------------------------------------                --------------------------
                                2,763          8.2                 $7.26                  828               $6.48
                              ==========================================                ==========================

A summary of the Company's stock option activity outside the Option Plan and related information for the years ended December 31 is as follows:

                                                   2001                         2000                       1999
                                        ---------------------------    ------------------------  -------------------------
                                                          Weighted                   Weighted-                    Weighted-
                                                          Average                     Average                      Average
                                            Options       Exercise       Options      Exercise      Options        Exercise
                                           (in 000's)      Price        (in 000's)     Price      (in 000's)       Price
                                          -----------    ---------      ----------   ---------    -----------      --------
Outstanding at beginning of year             949          $5.66            1,011       $5.41          347           $0.18
   Granted                                     -              -                -           -          980            5.62
   Exercised                                   -              -              (53)       1.70         (316)           0.50
   Cancelled                                   -              -                -           -            -               -
   Expired                                     -              -               (9)       2.50            -               -
                                           --------------------------------------------------------------------------------
Outstanding at end of year                   949          $5.66              949       $5.66        1,011           $5.41
                                           ================================================================================
Exercisable at end of year                   569          $5.59              379       $5.50          251           $4.30
                                           ================================================================================
As of December 31, 2001:
Exercise price range of options
outstanding and exercisable             $5.00-$5.78
                                        ===========
Weighted-average remaining life
of options outstanding                    3.1 years
                                        ===========

6. 401(k) Savings Plan

Beginning April 1, 2000, the Company commenced matching contributions under a 401(k) Savings Plan in either cash or its common stock, at the election of the employee. For stock matches, the contribution rate is 40% of an employee's contribution, up to an annual maximum match of stock valued at $1,500. For cash matches, the contribution rate is 30% of an employee's contributions, up to an annual maximum match of $1,000. The expense for the matching contribution for the years ended December 31, 2001 and 2000 was $46,000 and $56,000, respectively. 5,732 shares were issued in 2001 for the 401(k) stock match.

7. Stock Purchase Plan

A total of 450,000 shares of common stock are authorized for issuance under the Company's employee stock purchase plan (the "Stock Plan") effective January 1, 2001. The Stock Plan permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. 4,457 shares were issued in 2001 under the Stock Plan.

8. Income Taxes

At December 31, 2001, the Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling $56.6 million and a general business tax credit of $2.2 million expiring in 2010 through 2021. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in
Note 1. Significant differences have resulted from amortizing previously capitalized research and development expenses. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company. The U.S. statutory rate is 34%; however, the Company has recorded no provision or benefit for income taxes in the financial statements due to recurring losses. Accordingly, the Company has provided a full valuation allowance against its deferred tax assets. The valuation allowance increased by $6.2 million and $6.3 million during 2001 and 2000, respectively.

The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                      December 31,
                                                                                 2001              2000
                                                                              ---------         ---------
    Deferred tax assets:
        Operating loss carryforwards                                          $ 22,028           $ 16,597
        Research and development costs                                           3,205              3,205
        General business tax credit                                              2,164              1,587
        AMT tax credit                                                              10                 10
        Contributions                                                              579                286
        Compensation related                                                       185                351
        Other                                                                      171                172
                                                                              ---------------------------
    Total deferred tax assets                                                   28,342             22,208
    Total deferred tax liabilities                                                   -                (60)
                                                                              ---------------------------
        Total deferred tax assets and liabilities                               28,342             22,148
    Valuation allowance                                                        (28,342)           (22,148)
                                                                              ---------------------------
        Deferred tax assets, net                                              $      -           $      -
                                                                              ===========================

9. Commitments and Contingencies

Leases. The Company has noncancelable operating leases for its facility and laboratory and office equipment expiring through 2006. Rental expense under the operating leases amounted to $0.2 million, $0.3 million, $0.3 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, and for the period from May 1, 1994 (inception) through December 31, 2001, respectively. As of December 31, 2001, future minimum lease payments due under noncancelable operating lease agreements with initial terms in excess of one year are $0.3 million each year for 2002 to 2005 and $0.2 million for 2006.

The Company's capital leases for equipment expired in 2001. The cost of assets and accumulated amortization under capital leases amounted to $1.0 million at December 31, 2000, including $0.4 million under a sale and leaseback agreement with FINOVA Technology Finance, Inc., which was depreciated over the three-year lease term, which expired on January 1, 2001. Amortization expense for the equipment under capital leases was $6,000, $0.2 million, $0.3 million and $1.0 million for the years ended December 31, 2001, 2000 and 1999, and for the period from May 1, 1994 (inception) through December 31, 2001, respectively.

Agreements. Under the terms of an employment agreement, the Company is obligated to pay its Chief Executive Officer a minimum annual salary of $400,000 through December 2003.

A former director of the Company is a party to a Consulting and Finder's Agreement dated June 4, 1992 and amended February 17, 1995 with the Company. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (refer to Note 3), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director's death or incapacity until the $3 million has been paid. No amounts are due or have been paid to date under the agreement.

The Company has various commitments relating to its research agreements (refer to Note 3).

10. Related Party Transactions

The Company and one of its directors, an affiliate of Yale University, entered into a one year consulting agreement in January 2001, renewable for one additional year, providing for various advisory services. Under the agreement, the director receives a fee on a per diem basis for services rendered. The Company paid the director $36,000 for the year ended December 31, 2001 and, under a prior consulting agreement, paid $48,000 per year for the years ended December 31, 2000 and 1999.

In connection with the retention of its Chief Executive Officer, the Company granted options in 1999 to purchase an aggregate amount of 980,000 shares of the Company's common stock. The options have exercise prices ranging from the fair market value on the date of grant to 110% of the fair market value on the date of grant.

A former director of the Company is a principal of a management consulting firm that has rendered consulting services for the Company. The Company paid the firm $60,000 for services rendered for the year ended December 31, 1999.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):


                                                                     Quarter
                                           ----------------------------------------------------------          Year
2001                                            First         Second        Third            Fourth            2001
----                                            -----         ------        -----            ------            ----
Revenues                                      $   144        $   181     $    222            $    103        $    650
Net loss and loss applicable to common
   shareholders per share                      (3,726)        (3,233)      (3,695)             (3,156)        (13,810)
Basic and diluted loss applicable to
   common shareholders per share              $ (0.14)       $ (0.12)    $  (0.13)           $  (0.11)       $  (0.51)

                                                                     Quarter
                                           ----------------------------------------------------------          Year
2000                                            First        Second        Third             Fourth            2000
----                                            -----         ------        -----            ------            ----
Revenues                                      $   198        $   220       $   368           $   161         $    947
Net loss                                       (2,720)        (3,168)       (3,246)           (5,669)         (14,803)
Preferred stock dividends and accretion          (358)          (243)            -                (5)            (606)
Loss applicable to common shareholders         (3,078)        (3,411)       (3,246)           (5,674)         (15,409)
Basic and diluted loss applicable to
   common shareholders per share              $ (0.16)       $ (0.14)      $ (0.13)          $ (0.22)        $  (0.64)


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

         The information required by Item 10 is incorporated by reference from the information contained in the sections captioned "Election of Directors" and "Management" in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2002 (the "Proxy Statement"), a copy of which will be filed with the Securities and Exchange Commission before the meeting date.

ITEM 11. Executive Compensation

         The information required by Item 11 is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 12 is incorporated by reference from the information contained in the section captioned "Beneficial Ownership of Common Stock" in the Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

         The information required by Item 13 is incorporated by reference from the information contained in the section captioned "Executive Compensation" in the Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:


                                                                                                      Page
                                                                                                      ----

Report of Independent Auditors.........................................................................29

Balance Sheet as of December 31, 2001 and 2000.........................................................30

Statement of Operations for the Years Ended December 31, 2001, 2000 and 1999 and
for the Period from May 1, 1994 (Inception) Through December 31, 2001..................................31

Statement of Changes in Shareholders' Equity for the Period from May 1, 1994 (Inception) Through
December 31, 2001 .....................................................................................32

Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999 and
  for the Period from May 1, 1994 (Inception) Through December 31, 2001 ...............................35

Notes to Financial Statements..........................................................................36


     2. Financial Statement Schedules

     Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

     3. Exhibits

     The exhibits required by this item and included in this report or incorporated herein by reference are as follows:


Exhibit No.                                                   Description
-------------------------------------------------------------------------------------------------------------------
2.1      --        Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and
                   OncoRx, Inc. dated as of April 19, 1995 (1)
2.2      --        Certificate of Merger, dated April 20, 1995 (1)
3.1      --        Restated Certificate of Incorporation, as amended (2)
3.2      --        By-laws, as amended (2)
3.3      --        Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc.
                   dated as of July 26, 2001 (13)
4.1      --        Rights Agreement dated as of October 26, 1998 between Vion Pharmaceuticals, Inc. and American
                   Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a
                   Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2      --        Revised form of Warrant Agreement by and between Vion Pharmaceuticals, Inc. and Brean Murray &
                   Co., Inc. (4)
4.3      --        Form of Underwriter's Warrant (included as Exhibit A to Exhibit 4.4 above) (4)
10.1     --        License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1)



10.2     --        Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994 (1)
10.3     --        Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1,
                   1992 (1)
10.4     --        Form of License Agreement between Yale University and MelaRx Pharmaceuticals, Inc. (1)
10.5     --        Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of
                   February 2, 1995 (1)
10.6     --        Employment Letter from MelaRx Pharmaceuticals, Inc. to Thomas Mizelle, dated as of July 29, 1994
                   (1)
10.7     --        Marketing Services Agreement between MelaRx Pharmaceuticals, Inc. and Creative Polymers, Inc.
                   dated as of March 21, 1994 (1)
10.8     --        Amended and Restated 1993 Stock Option Plan of the Registrant (5)
10.9     --        Lease Agreement between Science Park Development Corporation and Vion Pharmaceuticals, Inc.,
                   dated as of February 1, 1996 (6)
10.10    --        Option Agreement between the Registrant and PMP, Inc., dated April 27, 1995 (1)
10.11    --        Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995
                   (1)
10.12    --        Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13    --        Form of Indemnification Agreement (1)
10.14    --        Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals,
                   Inc.), dated July 5, 1995 (1)
10.15    --        Lease between Science Park Development Corporation and OncoRx, Inc. dated August 10, 1995 (7)
10.16    --        Master Lease Agreement between Citicorp Leasing, Inc. and OncoRx, Inc. dated September 27, 1995
                   (7)
10.17    --        Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology
                   Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (8)
10.18    --        Clinical Development Agreement between Vion Pharmaceuticals, Inc., Covance Clinical Research Unit
                   Ltd. And Covance Inc.  (Confidential treatment has been granted with respect to portions of this exhibit) (9)
10.19    --        Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc.
                   (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.20    --        Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc.
                   (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.21    --        Collaborative Development and Distribution Agreement between Boehringer Ingelheim International
                   GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (Confidential treatment has been granted with respect to portions of this exhibit) (6)
10.22    --        Sale and Leaseback Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals,
                   Inc. dated as of December 10, 1997 (6)
10.23    --        License Agreement dated February 9, 1998 between Vion Pharmaceuticals, Inc. and San-Mar
                   Laboratories Inc. (10)



10.24    --        Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc.
                   (f/k/a OncoRx, Inc.) dated as of September 25, 1998 (10)
10.25    --        Form of Severance Agreement between the Company and Terrence W. Doyle, Thomas E. Klein and Thomas
                   Mizelle (11)
10.26    --        Form of Employment Agreement between the Company and Alan Kessman (4)
10.27    --        Senior Executive Stock Option Plan (11)
10.28    --        Separation and Release Agreement between the Company and John Spears, dated April 7, 1999 (4)
10.29    --        Development and License Agreement dated December 1, 1999 between the Company and Boehringer
                   Ingelheim International GmbH (confidential treatment has been granted with respect to portions of this exhibit) (12)
10.30    --        Amendment to Clinical Development Agreement between the Company and Covance Clinical Research
                   Unit Ltd. Dated October 27, 1999 (confidential treatment has been granted with respect to portions of this exhibit) (12)
10.31    --        Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc.
                   (f/k/a OncoRx, Inc.) dated as of January 31, 2000 (confidential treatment has been granted with respect to portions of this exhibit) (13)
10.32    --        Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated
                   November 1, 2001
10.33    --        Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, As Amended
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

(12) Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(13) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.


(b) Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2001:

     1. On November 1, 2001, the Company announced the third quarter and nine-month financial results for the period ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 2002               Vion Pharmaceuticals, Inc.
       ----------------------------


                                       By: /s/ ALAN KESSMAN
                                           ---------------------
                                           Alan Kessman
                                           President and Chief Executive Officer



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Kessman and Howard B. Johnson, jointly and severally, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                             Title

/s/ WILLIAM R. MILLER                                 Chairman of the Board
----------------------------------------------
William R. Miller

/s/ ALAN KESSMAN                                      Director, Chief Executive Officer
----------------------------------------------        (Principal Executive Officer)
Alan Kessman

/s/ HOWARD B. JOHNSON                                 Vice President, Finance and Chief Financial Officer
----------------------------------------------        (Principal Financial and Accounting Officer)
Howard B. Johnson

/s/ KAREN SCHMEDLIN                                   Controller and Secretary
----------------------------------------------
Karen Schmedlin

/s/ STEPHEN K. CARTER                                 Director
----------------------------------------------
Stephen K. Carter

/s/ FRANK T. CARY                                     Director
----------------------------------------------
Frank T. Cary

/s/ CHARLES K. MACDONALD                              Director
----------------------------------------------
Charles K. MacDonald

/s/ ALAN C. SARTORELLI                                Director
----------------------------------------------
Alan C. Sartorelli

/s/ WALTER B. WRISTON                                 Director
----------------------------------------------
Walter B. Wriston

Date: March 28, 2002

                           STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as....................    'r'
The service mark symbol shall be expressed as............................   'sm'
The section symbol shall be expressed as.................................   'SS'