Form 10-Q
period 2002-03-31
VION PHARMACEUTICALS INC
filed 2002-05-14
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

                                       OR

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from        to

                        Commission file number 000-26534


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of May 10, 2002 was 28,886,959.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                   March 31,          December 31,
(In thousands, except share and per share data)                                      2002                 2001
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents                                                        $ 6,855             $ 6,645
   Short-term investments                                                            12,173              15,999
                                                                                -----------------------------------
      Total cash, cash equivalents and short-term investments                        19,028              22,644
   Interest receivable                                                                  254                 193
   Accounts receivable                                                                   53                  54
   Other current assets                                                                  79                 130
                                                                                -----------------------------------
     Total current assets                                                            19,414              23,021
   Property and equipment, net                                                          536                 550
   Security deposits                                                                     30                  30
                                                                                -----------------------------------
     Total assets                                                                   $19,980             $23,601
                                                                                ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                            $ 3,055             $ 2,503
                                                                                -----------------------------------
     Total current liabilities                                                        3,055               2,503
                                                                                -----------------------------------
Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares;
     issued and outstanding: none                                                        --                  --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  28,883,209 and 28,873,373 shares
     at March 31, 2002 and December 31, 2001, respectively                              289                 289
   Additional paid-in-capital                                                       112,412             112,377
   Accumulated other comprehensive loss                                                (185)                 (6)
   Accumulated deficit                                                              (95,591)            (91,562)
                                                                                -----------------------------------
                                                                                     16,925              21,098
                                                                                -----------------------------------
      Total liabilities and shareholders' equity                                    $19,980             $23,601
                                                                                ===================================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations


                                                                                                 For the Period from May
                                                                     For the Three Months Ended    1, 1994 (Inception)
                                                                              March 31,                   through
(In thousands, except share and per share data)                         2002             2001         March 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)               (Unaudited)
Revenues:
   Contract research grants                                        $     21           $    126         $   2,034
   Technology license fees                                               26                 19             4,429
   Laboratory support services                                           --                 --               117
   Research support                                                      --                 --             5,498
                                                                 --------------------------------------------------------
     Total revenues                                                      47                145            12,078
                                                                 --------------------------------------------------------

Operating expenses:
   Research and development                                           2,011              2,429            54,970
   Clinical trials                                                    1,420              1,176            17,890
                                                                 --------------------------------------------------------
      Total research and development                                  3,431              3,605            72,860
   General and administrative                                           911                730            20,376
                                                                 --------------------------------------------------------
      Total operating expenses                                        4,342              4,335            93,236
                                                                 --------------------------------------------------------

Interest income                                                        (266)              (464)           (4,519)
Interest expense                                                         --                 --               208
                                                                 --------------------------------------------------------
      Net loss                                                       (4,029)            (3,726)          (76,847)

Preferred stock dividends and accretion                                  --                 --           (18,489)
                                                                 --------------------------------------------------------

Loss applicable to common shareholders                             $ (4,029)          $ (3,726)        $ (95,336)
                                                                 ========================================================

Loss applicable to common shareholders per share                   $  (0.14)          $  (0.14)
                                                                 ==============================

Weighted-average number of shares of common stock
   outstanding                                                   28,879,931         26,176,637
                                                                 ==============================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                             Accumulated
                                                                                                Other
                                        Class A                                                 Compre-               Total
                                       Convertible                    Additional               hensive    Accumu-     Share-
                                     Perferred Stock    Common Stock    Paid-in    Deferred     Income     lated      holders'
(In thousands, except share data)     Shares   Amount  Shares   Amount  Capital  Compensation   (Loss)    Deficit     Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999          498,194   $ 5  18,242,119  $182  $ 68,012      $ (3)       $   --  $ (62,343)   $ 5,853

Conversion of Class A
    convertible preferred stock      (502,928)   (5)  1,397,035    14        (9)                                           --
Redemption of Class A convertible
    preferred stock                      (545)   --                          (5)                                           (5)
Class A convertible preferred stock
    dividend                            5,279    --                         248                               (248)        --
Series 1998 convertible preferred
    stock accretion                                                                                           (358)      (358)
Conversion of Series 1998
    convertible preferred stock                       1,507,024    15     5,523                                         5,538
Exercise of stock options                               650,409     7     2,868                                         2,875
Exercise of warrants                                  4,371,055    44    23,270                                        23,314
Compensation associated with stock
    options                                                                 120                                           120
Amortization of deferred compensation                                                   3                                   3
Change in net unrealized gains and
    losses                                                                                          120                   120
Net loss                                                                                                   (14,803)   (14,803)
                                      ----------------------------------------------------------------------------------------
Balance at December 31, 2000               --   $--  26,167,642  $262 $ 100,027     $  --         $ 120   $(77,752)  $ 22,657
                                      ----------------------------------------------------------------------------------------

Issuance of common stock                              2,500,000    25    11,386                                        11,411
Exercise of stock options                               191,527     2       777                                           779
Exercise of warrants                                      4,015    --        14                                            14
Compensation associated with stock
    options                                                                 111                                           111
Issuances under employee benefit plans                   10,189    --        62                                            62
Change in net unrealized gains and
    losses                                                                                         (126)                 (126)
Net loss                                                                                                   (13,810)   (13,810)
                                      ----------------------------------------------------------------------------------------
Balance at December 31, 2001               --   $--  28,873,373  $289 $ 112,377     $  --          $ (6)  $(91,562)  $ 21,098
                                      ----------------------------------------------------------------------------------------
Exercise of stock options                                 6,645    --        23                                            23
Issuances under employee benefit plans                    3,191    --        12                                            12
Change in net unrealized gains and
    losses                                                                                         (179)                 (179)
Net loss                                                                                                    (4,029)    (4,029)
                                      ----------------------------------------------------------------------------------------
Balance at March 31, 2002 (unaudited)      --   $--  28,883,209  $289 $ 112,412    $   --        $ (185)  $(95,591)   $16,925
                                      ========================================================================================



The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                              For The Period
                                                                                             From May 1, 1994
                                                                   For the Three Months          (Inception)
                                                                      Ended March 31,              through
                                                                --------------------------        March 31,
(In thousands)                                                    2002              2001            2002
-------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)              (Unaudited)
Cash flows from operating activities:
   Net loss                                                     $(4,029)          $(3,726)        $(76,847)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Depreciation and amortization                                   58                76            2,239
     Loss on fixed asset disposals                                   --                --                4
     (Increase) decrease in receivables and other
       current assets                                                (9)              198             (385)
     Increase in other assets                                        --                --              (27)
     Increase (decrease) in accounts payable and
       accrued expenses                                             552              (332)           3,020
     Non-cash compensation                                           --               111            1,068
     Purchased research and development                              --                --            4,481
     Stock issued for services                                       --                --              600
     Amortization of financing costs                                 --                --              346
     Extension/reissuance of placement agent warrants
                                                                     --                --              168
                                                               ---------------------------------------------
Net cash used in operating activities                            (3,428)           (3,673)         (65,333)
                                                               ---------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                            (2,297)           (1,015)         (83,351)
   Maturities of marketable securities                            5,944             6,386           70,993
   Acquisition of property and equipment                            (44)             (195)          (1,835)
                                                               ---------------------------------------------
Net cash provided by (used in) investing activities               3,603             5,176          (14,193)
                                                               ---------------------------------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                        35                43           33,854
   Net proceeds from exercise of placement agent
     warrants                                                        --                --              115
   Net proceeds from issuance of preferred stock                     --                --           20,716
   Net proceeds from exercise of Class A Warrants                    --                --            5,675
   Net proceeds from exercise of Class B Warrants                    --                --           17,538
   Initial public offering                                           --                --            9,696
   Repayment of equipment capital leases                             --                (2)            (927)
   Other financing activities, net                                   --                --             (286)
                                                               ---------------------------------------------
Net cash provided by financing activities                            35                41           86,381
                                                               ---------------------------------------------
Increase in cash and cash equivalents                               210             1,544            6,855
Cash and cash equivalents, beginning of period                    6,645             6,198               --
                                                               ---------------------------------------------
Cash and cash equivalents, end of period                        $ 6,855           $ 7,742         $  6,855
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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)

1. The Company

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of cancer treatment technologies. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

2. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-K (File No. 000-26534).

3. Gift to Yale University

         In January 2002, the Company provided a gift to Yale University of $0.2 million, payable in four quarterly installments of $50,000 each beginning January 2002, to support research projects. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development expense in the three-month period ended March 31, 2002.

4. Per Share Data - Antidilution

         The warrants, stock options and preferred stock were antidilutive and not included in the calculation of the diluted loss applicable to common shareholders per share.

5. Liquidity

         The Company believes it has sufficient cash and cash resources available to fund its expected clinical activities, planned research and development, and operating expenses into the second quarter of 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

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

o Conduct Phase I clinical studies of an "armed" TAPET vector for safety and selective accumulation of the bacteria and the anticancer agent within tumors;

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2002 and 2001

         Revenues. Revenues were $47,000 for the three-month period ended March 31, 2002, as compared to $145,000 for the same period in 2001. The decrease was due primarily to lower revenues for the first quarter of 2002 from Small Business Innovation and Research ("SBIR") and other research grants.

         Research and Development. Total research and development expenses (which include clinical trials expenses) were $3.4 million for the three-month period ended March 31, 2002, compared with $3.6 million for the same 2001 period. Clinical trials expenses were $1.4 million for the three-month period ended March 31, 2002, as compared to $1.2 million for the same period in 2001. The increase in 2002 was due to costs associated with patient enrollment for expanded clinical trials of TAPET, Triapine and VNP401010M. Other research and development costs decreased to $2.0 million for the three months ended March 31, 2002, from $2.4 million for the same period in 2001. The decrease of $0.4 million was due primarily to lower headcount in 2002, which is not expected to impact planned research and development activities.

         General and Administrative. General and administrative expenses increased to $0.9 million for the three-month period ended March 31, 2002 from $0.7 million for the comparable 2001 period. The increase was due primarily to higher patent-related fees.

         Interest Income and Expense. Interest income was $0.3 million for the three-month period ended March 31, 2002, as compared to $0.5 million for the same period in 2001. The 2002 decrease in interest income is due to lower interest rates and a lower level of invested funds.

         Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $4.0 million, or $0.14 per share, for the three-month period ended March 31, 2002, compared to a loss of $3.7 million, or $0.14 per share, for the same period in 2001. Weighted-average shares outstanding for the three-month periods ended March 31, 2002 and 2001, were 28.9 million and 26.2 million, respectively.

Liquidity and Capital Resources

         At March 31, 2002, we had cash, cash equivalents and short-term investments of $19.0 million compared to $22.6 million at December 31, 2001. The decrease was due primarily to cash used to fund operating activities.

         We currently estimate that our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations into the second quarter of 2003. As of March 31, 2002, we estimate that we will need approximately $17 million for the next twelve months to fund all our operations net of cash inflows from research grants, technology license fees, interest and stock option exercises. However, our cash requirements may vary materially from those now planned because of the results of research, development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to complete our product development and clinical trials, and raise substantial cash to fund operations; however, there is no assurance we will be able to raise additional capital or what the terms may be.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         For information regarding our exposure to certain market risks, see
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risk exposure since the year-end.

                                     PART II

                                OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.
             ---------
             None.

        (b)  Reports on Form 8-K.
             --------------------
             The Registrant filed the following report on Form 8-K during the quarter ended March 31, 2002:

             1. On February 2, 2002 under Item 5 and Item 7 to announce the
                Company's 2001 year-end and fourth quarter financial results.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2002                      Vion Pharmaceuticals, Inc.

                                         By:  /s/ Howard B. Johnson
                                              -------------------------------
                                              Howard B. Johnson
                                              Vice President, Finance and
                                                Chief Financial Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------

The registered trademark symbol shall be expressed as ....................'r'