Form 10-Q
period 2002-06-30
VION PHARMACEUTICALS INC
filed 2002-08-13
CIK 944522

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of August 7, 2002 was 28,891,686.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet


                                                                              June 30,           December 31,
(In thousands, except share and per share data)                                 2002                  2001
-------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                  $ 12,053              $  6,645
   Short-term investments                                                        3,260                15,999
                                                                          -----------------------------------
      Total cash, cash equivalents and short-term investments                   15,313                22,644
   Interest receivable                                                             110                   193
   State income tax receivable                                                     227                  --
   Accounts receivable                                                              67                    54
   Other current assets                                                             32                   130
                                                                          -----------------------------------
     Total current assets                                                       15,749                23,021
   Property and equipment, net                                                     558                   550
   Security deposits                                                                30                    30
                                                                          -----------------------------------
     Total assets                                                             $ 16,337              $ 23,601
                                                                          ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                      $  2,529              $  2,503
                                                                          -----------------------------------
     Total current liabilities                                                   2,529                 2,503
                                                                          -----------------------------------
Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares;
     issued and outstanding: none                                                --                    --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  28,886,959 and 28,873,373 shares
     at June 30, 2002 and December 31, 2001, respectively                          289                   289
   Additional paid-in-capital                                                  112,421               112,377
   Accumulated other comprehensive loss                                             (2)                   (6)
   Accumulated deficit                                                         (98,900)              (91,562)
                                                                          -----------------------------------
                                                                                13,808                21,098
                                                                          -----------------------------------
      Total liabilities and shareholders' equity                              $ 16,337              $ 23,601
                                                                          ===================================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                              For the Period
                                                                                                             from May 1, 1994
                                                    For the Three Months Ended     For the Six Months Ended     (Inception)
                                                             June 30,                       June 30,              through
(In thousands, except share and per share data)         2002          2001            2002           2001      June 30, 2002
                                                        ----          ----            ----           ----      -------------
Revenues:
     Contract research grants                         $    35       $   147          $   56         $  273       $  2,069
     Technology license fees                                2            34              28             52          4,431
     Laboratory support services                         --            --              --             --              117
     Research support                                    --            --              --             --            5,498
                                                      -------       -------          ------         ------       --------
         Total revenues                                    37           181              84            325         12,115
                                                      -------       -------          ------         ------       --------
Operating expenses:

     Research and development                           1,564         1,997           3,575          4,426         56,534
     Clinical trials                                    1,328           639           2,748          1,815         19,218
                                                      -------       -------          ------         ------       --------
         Total research and development                 2,892         2,636           6,323          6,241         75,752
     General and administrative                           782         1,042           1,694          1,772         21,158
                                                      -------       -------          ------         ------       --------
         Total operating expenses                       3,674         3,678           8,017          8,013         96,910
                                                      -------       -------          ------         ------       --------
Interest income                                          (101)         (264)           (368)          (729)        (4,620)
Interest expense                                         --            --              --             --              208
                                                      -------       -------          ------         ------       --------
     Loss before income tax benefit                    (3,536)       (3,233)         (7,565)        (6,959)       (80,383)

Income tax benefit                                       (227)         --              (227)          --             (227)
                                                      -------       -------          ------         ------       --------
     Net loss                                          (3,309)       (3,233)         (7,338)        (6,959)       (80,156)

     Preferred stock dividends and accretion             --            --              --             --          (18,489)
                                                      -------       -------          ------         ------       --------
     Loss applicable to common shareholders           $(3,309)      $(3,233)        $(7,338)       $(6,959)      $(98,645)
                                                      =======       =======         =======        =======       ========

     Loss applicable to common shareholders
         per share                                    $ (0.11)      $ (0.12)        $ (0.25)       $ (0.27)
                                                      =======       =======         =======        =======

     Weighted-average number of shares of
         common stock outstanding                  28,886,671    26,190,356      28,883,319     26,182,112
                                                   ==========    ==========      ==========     ==========

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                                                               Accumulated
                                                                                                  Other
                                           Class A                                                Compre-              Total
                                         Convertible                         Additional Deferred  hensive              Share-
                                        Preferred Stock      Common Stock     Paid-in   Compensa- Income Accumulated  holders'
(In thousands, except share data)       Shares   Amount    Shares    Amount    Capital     tion   (Loss)   Deficit     Equity
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           498,194    $ 5    18,242,119   $182    $ 68,012     $(3)  $ --     $(62,343) $  5,853

Conversion of Class A convertible     (502,928)    (5)    1,397,035     14          (9)                                  --
   preferred stock
Redemption of Class A convertible         (545)    --                               (5)                                   (5)
   preferred stock
Class A convertible preferred stock
   dividend                              5,279     --                              248                        (248)      --
Series 1998 convertible preferred
   stock accretion                                                                                            (358)     (358)
Conversion of Series 1998 convertible
   preferred stock                                        1,507,024     15       5,523                                 5,538
Exercise of stock options                                   650,409      7       2,868                                 2,875
Exercise of warrants                                      4,371,055     44      23,270                                23,314
Compensation associated with stock
   options                                                                         120                                   120
Amortization of deferred compensation                                                        3                             3
Change in net unrealized gains and
   losses                                                                                          120                   120
Net loss                                                                                                   (14,803)  (14,803)
                                        --------------------------------------------------------------------------------------
Balance at December 31, 2000              --      $--    26,167,642   $262    $100,027   $ --    $ 120    $(77,752) $ 22,657
                                        --------------------------------------------------------------------------------------

Issuance of common stock                                  2,500,000     25      11,386                                11,411
Exercise of stock options                                   191,527      2         777                                   779
Exercise of warrants                                          4,015    --           14                                    14
Compensation associated with stock
   options                                                                         111                                   111
Issuances under employee benefit plans                       10,189    --           62                                    62
Change in net unrealized gains and
   losses                                                                                         (126)                 (126)
Net loss                                                                                                   (13,810)  (13,810)
                                        --------------------------------------------------------------------------------------
Balance at December 31, 2001              --      $--    28,873,373   $289    $112,377    $ --   $  (6)   $(91,562) $ 21,098
                                        --------------------------------------------------------------------------------------
Exercise of stock options                                    10,395    --           32                                    32
Issuances under employee benefit plans                        3,191    --           12                                    12
Change in net unrealized gains and
   losses                                                                                            4                     4
Net loss                                                                                                    (7,338)   (7,338)
                                        --------------------------------------------------------------------------------------
Balance at June 30, 2002 (unaudited)      --      $--    28,886,959   $289    $112,421    $ --   $  (2)   $(98,900) $ 13,808
                                        ======================================================================================


The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows


                                                                                              For The Period
                                                                                                From May 1,
                                                                For the Six Months Ended      1994 (Inception)
                                                                         June 30,                 through
                                                               ---------------------------        June 30,
(In thousands)                                                     2002             2001            2002
-------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)             (Unaudited)
Cash flows from operating activities:
   Net loss                                                     $(7,338)          $(6,959)        $(80,156)
   Adjustments to reconcile net loss to net cash
    used in operating activities-
     Depreciation and amortization                                  120               153            2,301
     Loss on fixed asset disposals                                   --                --                4
     (Increase) decrease in receivables and other
       current assets                                               (59)              164             (435)
     Increase in other assets                                        --                --              (27)
     Increase (decrease) in accounts payable and
       accrued expenses                                              26              (204)           2,494
     Non-cash compensation                                           --               111            1,068
     Purchased research and development                              --                --            4,481
     Stock issued for services                                       --                --              600
     Amortization of financing costs                                 --                --              346
     Extension/reissuance of placement agent warrants
                                                                     --                --              168
                                                      -------------------------------------------------------
Net cash used in operating activities                            (7,251)           (6,735)         (69,156)
                                                      -------------------------------------------------------

Cash flows from investing activities:

   Purchases of marketable securities                            (2,234)           (3,040)         (83,288)
   Maturities of marketable securities                           14,977            10,828           80,026
   Acquisition of property and equipment                           (128)             (239)          (1,919)
                                                      -------------------------------------------------------
Net cash provided by (used in) investing activities              12,615             7,549           (5,181)
                                                      -------------------------------------------------------

Cash flows from financing activities:

   Net proceeds from issuance of common stock                        44               198           33,863
   Net proceeds from exercise of placement agent
     warrants                                                        --                15              115
   Net proceeds from issuance of preferred stock                     --                --           20,716
   Net proceeds from exercise of Class A Warrants                    --                --            5,675
   Net proceeds from exercise of Class B Warrants                    --                --           17,538
   Initial public offering                                           --                --            9,696
   Repayment of equipment capital leases                             --                (4)            (927)
   Other financing activities, net                                   --                --             (286)
                                                      -------------------------------------------------------
Net cash provided by financing activities                            44               209           86,390
                                                      -------------------------------------------------------

Increase in cash and cash equivalents                             5,408             1,023           12,053
Cash and cash equivalents, beginning of period                    6,645             6,198               --
                                                      -------------------------------------------------------
Cash and cash equivalents, end of period                        $12,053           $ 7,221         $ 12,053
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

4. Income Tax Benefit

         The Company recognized an income tax benefit of $0.2 million during the second quarter of 2002 related to the sale of certain research and development tax credits to the State of Connecticut.

5. Liquidity

         The Company is executing the business strategy announced in May 2002 and has implemented cost reduction measures that are expected to extend existing cash, cash equivalents and short-term investments to fund its planned operations to November 2003, based on current estimates.

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

         Our plan of operations for the next 12 months includes the following elements:

o Conduct Phase I clinical studies for safety and dosage of Triapine'r' in conjunction with standard chemotherapy treatments;

o Conduct Phase II clinical studies of Triapine'r' in conjunction with standard chemotherapy treatments;

o    Conduct Phase II clinical studies of Triapine'r' as a single agent;

o Conduct Phase I clinical studies for safety and dosage of VNP40101M, a member of the Sulfonyl Hydrazine Prodrug class;

o    Conduct Phase II clinical studies of VNP40101M;

o Conduct Phase I clinical studies of TAPET'r' in conjunction with immune system modulation for further safety and "optimized" selective accumulation of bacteria in the tumor;

o    Develop second generation TAPET'r' vectors;

o Continue to conduct internal research and development with respect to our core technologies and other product candidates that we may identify;

o Continue to support research and development being performed at Yale University and by other collaborators; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

         Revenues. Revenues were $37,000 for the three-month period ended June 30, 2002, as compared to $181,000 for the same period in 2001. The decrease was due primarily to lower revenues for the second quarter of 2002 from Small Business Innovation and Research ("SBIR") research grants.

         Research and Development. Total research and development expenses (which include clinical trials expenses) were $2.9 million for the three-month period ended June 30, 2002, compared with $2.6 million for the same 2001 period. Clinical trials expenses were $1.3 million for the three-month period ended June 30, 2002, as compared to $0.6 million for the same period in 2001. The increase in 2002 was due to costs associated with higher patient enrollment and drug production for clinical trials of TAPET, Triapine and VNP40101M. Other research and development costs decreased to $1.6 million for the three months ended June 30, 2002, from $2.0 million for the same period in 2001. The decrease of $0.4 million was due primarily to lower external research support and gifts and, to a lesser extent, no incentive compensation expense for 2002.

         General and Administrative. General and administrative expenses decreased to $0.8 million for the three-month period ended June 30, 2002 from $1.0 million for the comparable 2001 period. The decrease was due primarily to lower professional fees.

         Interest Income. Interest income was $0.1 million for the three-month period ended June 30, 2002, as compared to $0.3 million for the same period in 2001. The 2002 decrease was due primarily to lower interest rates and, to a lesser extent, a lower level of invested funds.

         Income Tax Benefit. We recognized an income tax benefit of $0.2 million during the second quarter of 2002 related to the sale of certain research and development tax credits to the State of Connecticut.

         Net Loss. The net loss was $3.3 million, or $0.11 per share, for the three-month period ended June 30, 2002, compared to a loss of $3.2 million, or $0.12 per share, for the same period in 2001. Weighted-average shares outstanding for the three-month periods ended June 30, 2002 and 2001, were 28.9 million and 26.2 million, respectively.

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

         Revenues. Revenues were $0.1 million for the six-month period ended June 30, 2002, as compared to $0.3 million for the same period in 2001. The decrease was primarily due to lower revenues for the six-month period ended June 30, 2002 from Small Business Innovation and Research ("SBIR") grants.

         Research and Development. Total research and development expenses (which include clinical trials expenses) were $6.3 million for the six-month period ended June 30, 2002, compared with $6.2 million for the same 2001 period. Clinical trials expenses were $2.7 million for the six-month period ended June 30, 2002, as compared to $1.8 million for the same period in 2001. The increase in 2002 was due to costs associated with higher patient enrollment and drug production for clinical trials of TAPET, Triapine and VNP40101M. Other research and development costs decreased to $3.6 million for the three months ended June 30, 2002, from $4.4 million for the same period in 2001. The decrease of $0.8 million was due primarily to lower external research support, research gifts and scientific consulting fees, and, to a lesser extent, no incentive compensation expense for 2002.

         General and Administrative. General and administrative expenses were $1.7 million for the six-month period ended June 30, 2002, as compared to $1.8 million for the comparable 2001 period. The decrease was due primarily to lower professional fees.

         Interest Income. Interest income was $0.4 million for the six-month period ended June 30, 2002, as compared to $0.7 million for the same period in 2001. The 2002 decrease in interest income was due primarily to lower interest rates and, to a lesser extent, a lower level of invested funds.

         Income Tax Benefit. We recognized an income tax benefit of $0.2 million during the second quarter of 2002 related to the sale of certain research and development tax credits to the State of Connecticut.

         Net Loss. The net loss was $7.3 million, or $0.25 per share, for the six-month period ended June 30, 2002, compared to a loss of $7.0 million, or $0.27 per share, for the same period in 2001. Weighted-average shares outstanding for the six-month periods ended June 30, 2002 and 2001, were 28.9 million and 26.2 million, respectively.

Liquidity and Capital Resources

         At June 30, 2002, we had cash, cash equivalents and short-term investments of $15.3 million compared to $22.6 million at December 31, 2001. The decrease was due primarily to cash used to fund operating activities.

         On May 30, 2002, we announced a realignment of priorities and objectives for the 18 months following May 30, as we focus on advancing our anti-cancer agents, Triapine and VNP40101M, to Phase II clinical trials. In accordance with this realignment plan, we reduced our staff by 16 people, deferred management salaries and decreased other expenses in order to extend our existing cash resources to approximately November 2003, based on current estimates. The plan is expected to provide the cash resources required to:
(i) initiate Phase II trials of Triapine'r' as a single agent and in combination and obtain data from patients, (ii) initiate Phase II trials of VNP40101M as a single agent and obtain data from patients, (iii) initiate an additional Phase I trial of TAPET'r' in conjunction with modulation of the immune system and obtain data from patients (iv) make progress in developing a second-generation TAPET'r' vector. However, our cash requirements may vary materially from those now planned because of the results of research, development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to complete our product development and clinical trials, and raise substantial cash to fund operations; however, there is no assurance we will be able to raise additional capital or what the terms may be.

Subsequent Event

         On July 15, 2002, we received a letter from The Nasdaq Stock Market, Inc., notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq National Market under Nasdaq Marketplace Rule 4450(a)(5). The letter stated that we have until October 14, 2002 to demonstrate compliance with such rule and that, if we are not in compliance by that date, Nasdaq will notify us that our securities will be delisted from the Nasdaq National Market. If such event occurs, we may appeal the decision to a Nasdaq Listing Qualifications Panel. The letter also stated that we could apply to transfer the listing of our common stock to the Nasdaq SmallCap Market. If we apply and are accepted to the Nasdaq SmallCap Market, we will be afforded the 180 calendar day grace period available to companies listed on the Nasdaq SmallCap Market which commences with the July 15, 2002 letter, or until January 13, 2003. We may also be eligible for an additional 180 calendar day grace period provided that we meet the initial listing requirements for the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310 (c) (2) (A). This rule states that for initial inclusion, the issuer shall have: (i) stockholders' equity of $5 million; or (ii) market value of listed securities of $50 million; or (iii) net income of

$750,000 (excluding extraordinary or non-recurring items) in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

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

                                     PART II

                                OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on June 5, 2002, two proposals were voted upon by the Company's stockholders. There were 28,886,959 shares of the Company's common stock outstanding which could be voted at the meeting. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for, against and the number of abstentions to each proposal are set forth below.

Proposal No. 1 - Election of Directors
--------------------------------------

         A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All seven nominees were elected. The aggregate number of votes cast by holders of common stock voted in person or by proxy for each nominee was as follows:


                                                   For                     Authority Withheld
                                                 Nominee                      From Nominee
                                                 -------                      ------------
Stephen K. Carter, M.D.                         22,641,563                         535,724
Frank T. Cary                                   22,407,590                         769,697
Alan Kessman                                    22,281,391                         895,896
Charles K. MacDonald                            22,618,347                         558,940
William R. Miller                               22,381,390                         795,897
Alan C. Sartorelli, Ph.D.                       21,338,778                       1,838,509
Walter B. Wriston                               22,408,223                         769,064


Proposal No. 2 - Ratification of Selection of Independent Auditors
------------------------------------------------------------------

         A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2002. The selection of Ernst & Young LLP was ratified. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

                                                  Absentions and
                     For            Against      Broker Non-Votes
                     ---            -------      ----------------
                  22,671,891        447,377            58,019

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

              Exhibit 99.1   Certification Pursuant to 18 U.S.C. Section 1350,
                             as adopted pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002

              Exhibit 99.2   Certification Pursuant to 18 U.S.C. Section 1350,
                             as adopted pursuant to Section 906 of the Sarbanes-Oxley
                             Act of 2002


         (b) Reports on Form 8-K.

             The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2002:

              1. On May 1, 2002 under Item 5 and Item 7 to announce the Company's 2002 first quarter financial results.

              2. On May 31, 2002 under Item 5 and Item 7 to announce the Company's focus on advancement of its anti-cancer agents Triapine'r' and VNP40101M and cost reductions to extend the Company's existing cash resources to November 2003.

              3. On June 6, 2002 under Item 5 and Item 7 to announce the Company's 2002 Annual Meeting of Stockholders.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2002              Vion Pharmaceuticals, Inc.

                                     By: /s/ Howard B. Johnson
                                         ----------------------------------
                                         Howard B. Johnson
                                         Vice President, Finance and
                                           Chief Financial Officer

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'
The section symbol shall be expressed as...................................ss.