Form 10-Q
period 2002-09-30
VION PHARMACEUTICALS INC
filed 2002-11-06
CIK 944522

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock as of November 4, 2002 was 28,891,686.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                          September 30,         December 31,
(In thousands, except share and per share data)                                               2002                  2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                                                               $  12,947              $  6,645
   Short-term investments                                                                         --                15,999
                                                                                           -------------------------------
      Total cash, cash equivalents and short-term investments                                 12,947                22,644
   Interest receivable                                                                            13                   193
   Accounts receivable                                                                            52                    54
   Other current assets                                                                           99                   130
                                                                                           -------------------------------
     Total current assets                                                                     13,111                23,021
   Property and equipment, net                                                                   507                   550
   Security deposits                                                                              29                    30
                                                                                           -------------------------------
     Total assets                                                                          $  13,647              $ 23,601
                                                                                           ===============================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                                   $   2,319              $  2,503
                                                                                           -------------------------------
     Total current liabilities                                                                 2,319                 2,503
                                                                                           -------------------------------
Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares;
     issued and outstanding: none                                                                 --                    --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  28,891,686 and 28,873,373 shares
     at September 30, 2002 and December 31, 2001, respectively                                   289                   289
   Additional paid-in-capital                                                                112,422               112,377
   Accumulated other comprehensive loss                                                           --                    (6)
   Accumulated deficit                                                                      (101,383)              (91,562)
                                                                                           -------------------------------
                                                                                              11,328                21,098
                                                                                           -------------------------------
      Total liabilities and shareholders' equity                                           $  13,647              $ 23,601
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

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                                                   For the Period from
                                                  For the Three Months      For the Nine Months       May 1, 1994
                                                         Ended                      Ended              (Inception)
                                                      September 30,              September 30,           through
(In thousands, except per share data)               2002         2001          2002          2001   September 30, 2002
-------------------------------------               ----         ----          ----          ----   ------------------
Revenues:
     Contract research grants                    $    66      $   153      $    122      $    426      $   2,134
     Technology license fees                          --           69            28           121          4,432
     Laboratory support services                       8           --             8            --            125
     Research support                                 --           --            --            --          5,498
                                                 -------      -------      --------      --------      ---------
         Total revenues                               74          222           158           547         12,189
                                                 -------      -------      --------      --------      ---------
Operating expenses:
     Research and development                      1,009        2,515         4,584         6,941         57,543
     Clinical trials                               1,129          871         3,877         2,687         20,347
                                                 -------      -------      --------      --------      ---------
         Total research and development            2,138        3,386         8,461         9,628         77,890
     General and administrative                      486          797         2,180         2,568         21,645
                                                 -------      -------      --------      --------      ---------
         Total operating expenses                  2,624        4,183        10,641        12,196         99,535
                                                 -------      -------      --------      --------      ---------
Interest income                                      (67)        (266)         (435)         (995)        (4,688)
Interest expense                                      --           --            --            --            208
                                                 -------      -------      --------      --------      ---------
     Loss before income tax benefit               (2,483)      (3,695)      (10,048)      (10,654)       (82,866)
Income tax benefit                                    --           --          (227)           --           (227)
                                                 -------      -------      --------      --------      ---------
     Net loss                                     (2,483)      (3,695)       (9,821)      (10,654)       (82,639)
     Preferred stock dividends and accretion          --           --            --            --        (18,489)
                                                 -------      -------      --------      --------      ---------
     Loss applicable to common shareholders      $(2,483)     $(3,695)     $ (9,821)     $(10,654)     $(101,128)
                                                 =======      =======      ========      ========      =========
     Loss applicable to common shareholders
         per share                               $ (0.09)     $ (0.13)     $  (0.34)     $  (0.40)
                                                 =======      =======      ========      ========
     Weighted-average number of shares of
         common stock outstanding                 28,892       27,593        28,886        26,658
                                                 =======      =======      ========      ========

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity

                                                     Class A
                                                   Convertible                                 Additional
                                                 Preferred Stock           Common Stock          Paid-in
(In thousands, except share data)              Shares        Amount   Shares          Amount     Capital
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   498,194        $ 5   18,242,119         $182     $ 68,012
Conversion of Class A convertible
   preferred stock                            (502,928)        (5)   1,397,035           14           (9)
Redemption of Class A convertible
   preferred stock                                (545)        --                                     (5)
Class A convertible preferred stock              5,279         --                                    248
   dividend
Series 1998 convertible preferred
   stock accretion
Conversion of Series 1998
   convertible preferred stock                                       1,507,024           15        5,523
Exercise of stock options                                              650,409            7        2,868
Exercise of warrants                                                 4,371,055           44       23,270
Compensation associated with stock options                                                           120
Amortization of deferred compensation
Change in net unrealized gains and losses
Net loss
                                              -----------------------------------------------------------
Balance at December 31, 2000                        --        $--   26,167,642         $262     $100,027
                                              -----------------------------------------------------------
Issuance of common stock                                             2,500,000           25       11,386
Exercise of stock options                                              191,527            2          777
Exercise of warrants                                                     4,015           --           14
Compensation associated with stock options                                                           111
Issuances under employee benefit plans                                  10,189           --           62
Change in net unrealized gains and losses
Net loss
                                              -----------------------------------------------------------
Balance at December 31, 2001                        --        $--   28,873,373         $289     $112,377
                                              -----------------------------------------------------------
Exercise of stock options                                               10,395           --           32
Issuances under employee benefit plans                                   7,918           --           13
Change in net unrealized gains and losses
Net loss
                                              -----------------------------------------------------------
Balance at September 30, 2002 (unaudited)           --        $--   28,891,686         $289     $112,422
                                              ===========================================================


                                                             Accumulated
                                                                Other                          Total
                                                Deferred    Comprehensive    Accumulated    Shareholders'
(In thousands, except share data)             Compensation  Income (Loss)      Deficit        Equity
---------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       $(3)         $  --        $ (62,343)      $  5,853
Conversion of Class A convertible
   preferred stock                                                                                 --
Redemption of Class A convertible
   preferred stock                                                                                 (5)
Class A convertible preferred stock
   dividend                                                                       (248)            --
Series 1998 convertible preferred
   stock accretion                                                                (358)          (358)
Conversion of Series 1998
   convertible preferred stock                                                                  5,538
Exercise of stock options                                                                       2,875
Exercise of warrants                                                                           23,314
Compensation associated with stock options                                                        120
Amortization of deferred compensation                3                                              3
Change in net unrealized gains and losses                         120                             120
Net loss                                                                       (14,803)       (14,803)
                                              -----------------------------------------------------------
Balance at December 31, 2000                       $--          $ 120        $ (77,752)      $ 22,657
                                              -----------------------------------------------------------
Issuance of common stock                                                                       11,411
Exercise of stock options                                                                         779
Exercise of warrants                                                                               14
Compensation associated with stock options                                                        111
Issuances under employee benefit plans                                                             62
Change in net unrealized gains and losses                        (126)                           (126)
Net loss                                                                       (13,810)       (13,810)
                                              -----------------------------------------------------------
Balance at December 31, 2001                       $--          $  (6)       $ (91,562)      $ 21,098
                                              -----------------------------------------------------------
Exercise of stock options                                                                          32
Issuances under employee benefit plans                                                             13
Change in net unrealized gains and losses                           6                               6
Net loss                                                                        (9,821)        (9,821)
                                              -----------------------------------------------------------
Balance at September 30, 2002 (unaudited)          $--          $  --        $(101,383)      $ 11,328
                                              ===========================================================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                               For The Period From
                                                                                                   May 1, 1994
                                                                   For the Nine Months Ended   (Inception) through
                                                                          September 30,           September 30,
(In thousands)                                                       2002              2001            2002
------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)               (Unaudited)
Cash flows from operating activities:
   Net loss                                                        $(9,821)         $(10,654)       $(82,639)
   Adjustments to reconcile net loss to net cash used
    in operating activities-
     Depreciation and amortization                                     182               220           2,363
     Loss on fixed asset disposals                                      --                 4               4
     (Increase) decrease in receivables and other
       current assets                                                  213               298            (163)
     (Increase) decrease in other assets                                 1                --             (26)
     Increase (decrease) in accounts payable and accrued
       expenses                                                       (184)               29           2,284
     Non-cash compensation                                              --               111           1,068
     Purchased research and development                                 --                --           4,481
     Stock issued for services                                          --                --             600
     Amortization of financing costs                                    --                --             346
     Extension/reissuance of placement agent warrants                   --                --             168
                                                                   -----------------------------------------------
Net cash used in operating activities                               (9,609)           (9,992)        (71,514)
                                                                   -----------------------------------------------
Cash flows from investing activities:
   Purchases of marketable securities                               (2,297)          (15,529)        (83,351)
   Maturities of marketable securities                              18,302            18,046          83,351
   Acquisition of property and equipment                              (139)             (259)         (1,930)
                                                                   -----------------------------------------------
Net cash provided by (used in) investing activities                 15,866             2,258          (1,930)
                                                                   -----------------------------------------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                           45            12,146          33,864
   Net proceeds from exercise of placement agent
     warrants                                                           --                15             115
   Net proceeds from issuance of preferred stock                        --                --          20,716
   Net proceeds from exercise of Class A Warrants                       --                --           5,675
   Net proceeds from exercise of Class B Warrants                       --                --          17,538
   Initial public offering                                              --                --           9,696
   Repayment of equipment capital leases                                --                (6)           (927)
   Other financing activities, net                                      --                --            (286)
                                                                   -----------------------------------------------
Net cash provided by financing activities                               45            12,155          86,391
                                                                   -----------------------------------------------
Increase in cash and cash equivalents                                6,302             4,421          12,947
Cash and cash equivalents, beginning of period                       6,645             6,197              --
                                                                   -----------------------------------------------
Cash and cash equivalents, end of period                           $12,947          $ 10,618        $ 12,947
                                                                   ===============================================

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

2. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 000-26534).

3. Per Share Data - Antidilution

         The warrants, stock options and preferred stock were antidilutive and not included in the calculation of the diluted loss applicable to common shareholders per share.

4. Income Tax Benefit

         The Company recognized an income tax benefit of $0.2 million during the nine-month period ended September 30, 2002 related to the sale of certain research and development tax credits to the State of Connecticut.

5. Liquidity

         The Company is executing the business strategy announced in May 2002 and has implemented cost reduction measures that are expected to extend existing cash and cash equivalents to fund its planned operations to November 2003, based on current estimates.

         We will need to raise substantial additional capital within the next twelve months to fund our planned operations. We are actively seeking additional financing as well as investigating other business and strategic alternatives for the Company. We cannot assure you that the Company will be able to raise additional capital or otherwise complete another form of transaction to allow the Company to continue to fund its existing operations after November 2003 nor can we predict what the terms of any financing or other transaction might be.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2001. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

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

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties; and

o        Pursue additional financing and evaluate other strategic alternatives.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2002 and 2001

         Revenues. Revenues were $0.1 million for the three-month period ended September 30, 2002, as compared to $0.2 million for the same period in 2001. The decrease was due primarily to lower revenues for the third quarter of 2002 from Small Business Innovation and Research ("SBIR") research grants and technology license fees, partially offset by 2002 revenues for laboratory support services.

         Research and Development. Total research and development expenses (which include clinical trials expenses) were $2.1 million for the three-month period ended September 30, 2002, compared with $3.4 million for the same 2001 period. Clinical trials expenses increased by $0.2 million due primarily to higher costs associated with clinical trials of VNP40101M and Triapine'r'. Other research and development costs decreased by

$1.5 million due primarily to lower external research support and, to a lesser extent, lower headcount and no incentive compensation expense recorded in 2002.

         General and Administrative. General and administrative expenses decreased to $0.5 million for the three-month period ended September 30, 2002 from $0.8 million for the comparable 2001 period. The decrease was due primarily to lower professional fees and, to a lesser extent, no incentive compensation expense recorded in 2002.

         Interest Income. Interest income was $0.1 million for the three-month period ended September 30, 2002, as compared to $0.3 million for the same period in 2001. The 2002 decrease was due to lower interest rates and a lower level of invested funds during the period.

         Net Loss. The net loss was $2.5 million, or $0.09 per share, for the three-month period ended September 30, 2002, compared to a net loss of $3.7 million, or $0.13 per share, for the same period in 2001. Weighted-average shares outstanding for the three-month periods ended September 30, 2002 and 2001, were 28.9 million and 27.6 million, respectively.

Comparison of the Nine-Month Periods Ended September 30, 2002 and 2001

         Revenues. Revenues were $0.2 million for the nine-month period ended September 30, 2002, as compared to $0.5 million for the same period in 2001. The decrease was primarily due to lower revenues from SBIR grants and, to a lesser extent, lower technology license fees for the nine-month period ended September 30, 2002, partially offset by revenues recorded in 2002 for laboratory support services.

         Research and Development. Total research and development expenses (which include clinical trials expenses) were $8.5 million for the nine-month period ended September 30, 2002, compared with $9.6 million for the same 2001 period. Clinical trials expenses increased by $1.2 million due to higher costs associated with clinical trials of Triapine'r' and, to a lesser extent, VNP40101M and TAPET'r'. Other research and development costs decreased by $2.3 million due primarily to lower external research support and, to a lesser extent, lower headcount and no incentive compensation expense recorded in 2002.

         General and Administrative. General and administrative expenses were $2.2 million for the nine-month period ended September 30, 2002, as compared to $2.6 million for the comparable 2001 period. The decrease was due primarily to lower professional fees and, to a lesser extent, no incentive compensation expense recorded in 2002.

         Interest Income. Interest income was $0.4 million for the nine-month period ended September 30, 2002, as compared to $1.0 million for the same period in 2001. The 2002 decrease in interest income was due primarily to lower interest rates and, to a lesser extent, a lower level of invested funds during the period.

         Income Tax Benefit. An income tax benefit of $0.2 million was recognized during the nine-month period ended September 30, 2002, related to the sale of certain research and development tax credits to the State of Connecticut.

         Net Loss. The net loss was $9.8 million, or $0.34 per share, for the nine-month period ended September 30, 2002, compared to a net loss of $10.7 million, or $0.40 per share, for the same period in 2001. Weighted-average shares outstanding for the nine-month periods ended September 30, 2002 and 2001, were 28.9 million and 26.7 million, respectively.

Liquidity and Capital Resources

         At September 30, 2002, we had cash and cash equivalents of $12.9 million compared to cash, cash equivalents and short-term investments of $22.6 million at December 31, 2001. The decrease was due primarily to cash used to fund operating activities.

         On May 30, 2002, we announced a realignment of priorities and objectives for the 18 months following May 30, as we focus on advancing our anti-cancer agents, Triapine'r' and VNP40101M, to Phase II clinical trials. In accordance with this realignment plan, we reduced our staff by 16 people, deferred management salaries and decreased other expenses in order to extend our existing cash resources to November 2003, based on current estimates. The plan was designed to focus our cash resources on: (i) initiating Phase II trials of Triapine'r' as a single agent and in combination and obtain data from patients,
(ii) initiating Phase II trials of VNP40101M as a single agent and obtain data from patients, (iii) initiating an additional Phase I trial of TAPET'r' in conjunction with modulation of the immune system and obtain data from patients, and (iv) making progress in developing a second-generation TAPET'r' vector. Our plan and its focus may vary materially from the foregoing because of the results of research, development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

         We will need to raise substantial additional capital within the next twelve months to fund our planned operations. We are actively seeking additional financing as well as investigating other business and strategic alternatives for the Company. We cannot assure you that the Company will be able to raise additional capital or otherwise complete another form of transaction to allow the Company to continue to fund its existing operations after November 2003 nor can we predict what the terms of any financing or other transaction might be.

Subsequent Event

         We received notification from The Nasdaq Stock Market ("Nasdaq") on October 15, 2002, that our common stock will be delisted from The Nasdaq National Market'r' because we did not comply with Nasdaq's minimum bid price requirements. Specifically, we did not comply with Marketplace Rule 4450(a)(5) when the bid price of the Company's common stock closed at less than $1.00 per share for 30 consecutive trading days. After receiving initial notification from Nasdaq on July 14, 2002, we were not able to regain compliance in accordance with Marketplace Rule 4450(e)(2) during the 90-day period ending October 14, 2002.

         We appealed Nasdaq's determination to delist our common stock from The Nasdaq National Market by requesting a hearing before a Nasdaq Listing Qualifications Panel. The delisting proceedings will be stayed and our common stock will continue to be listed on The Nasdaq National Market pending resolution of this appeal. There can be no assurance that the Panel will grant our request for continued listing on The Nasdaq National Market.

         If our appeal is unsuccessful, we intend to apply to transfer our common stock to The Nasdaq SmallCap Market'sm'. Although there can be no assurances that it will do so, if Nasdaq approves the transfer to The Nasdaq SmallCap Market, shares of our common stock would continue to be listed under their existing ticker symbol, VION. As with The Nasdaq National Market, The Nasdaq SmallCap Market requires listed companies to have a minimum closing bid price of $1.00 per share. On The Nasdaq SmallCap Market, however, we would be eligible for an additional grace period ending January 13, 2003, to achieve compliance with the minimum closing bid requirements.

         We may also be eligible for an additional 180-day grace period beyond that initial Nasdaq SmallCap Market 90-day period, if we comply with the initial listing requirements of The Nasdaq SmallCap Market. If we are successful in qualifying for the additional 180-day grace period, we will have until July 10, 2003 to achieve compliance with the minimum closing bid price requirements. If during these Nasdaq SmallCap grace periods, the closing bid price of our common stock is $1.00 per share or more for 30 consecutive trading days, we will have regained compliance with Nasdaq's minimum bid price requirements and may also be eligible to transfer our common stock back to The Nasdaq National Market, provided that we have maintained compliance with other continued listing requirements on that market.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

         For information regarding our exposure to certain market risks, see
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risk exposure since the year-end.

ITEM 4. Controls and Procedures

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

ITEM 5. Other Information

         None.

ITEM 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibit 99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

               1. On July 18, 2002 under Item 5 and Item 7 to announce the Company received notification from The Nasdaq Stock Market ("Nasdaq") on July 14, 2002 that the Company did not comply with Nasdaq's minimum bid price requirements.

               2. On August 6, 2002 under Item 5 and Item 7 to announce the Company's 2002 second quarter financial results.

               3. On August 9, 2002 under Item 5 and Item 7 to announce the Company initiated a Phase I trial of VNP40101M in leukemia.

               4. On September 19, 2002 under Item 5 and Item 7 to announce the Company initiated a Phase I trial of TAPET'r' with immune system modulation.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2002             Vion Pharmaceuticals, Inc.

                                    By: /s/ Howard B. Johnson
                                        -----------------------------------
                                        Howard B. Johnson
                                        Vice President, Finance and
                                           Chief Financial Officer

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Alan Kessman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vion Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Alan Kessman
-------------------
Alan Kessman
President and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Howard B. Johnson, Vice President, Finance and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vion Pharmaceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

/s/ Howard B. Johnson
--------------------------
Howard B. Johnson
Vice President, Finance and Chief Financial Officer

                            STATEMENT OF DIFFERENCES
                            ------------------------
The registered trademark symbol shall be expressed as...................'r'
The service mark symbol shall be expressed as...........................'sm'