Form 10-K
period 2002-12-31
VION PHARMACEUTICALS INC
filed 2003-03-28
CIK 944522

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

[x]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-26534

                              -------------------

                           VION PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                   DELAWARE                                      13-3671221
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
               OR ORGANIZATION)                             IDENTIFICATION NO.)

                4 SCIENCE PARK
            NEW HAVEN, CONNECTICUT                                 06511
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                              -------------------

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

    The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2002 was $9,715,029 based on the last sale price for the common stock on that date as reported by the Nasdaq National Market'r'.

    The number of shares outstanding of the registrant's common stock as of March 21, 2003 was 28,929,839.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                   FORM 10-K

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
 1.    Business....................................................    1
 2.    Properties..................................................   14
 3.    Legal Proceedings...........................................   14
 4.    Submission of Matters to a Vote of Security Holders.........   14

                                 PART II

 5.    Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................   14
 6.    Selected Financial Data.....................................   16
 7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations.................................   16
7A.    Quantitative and Qualitative Disclosures about Market
         Risk......................................................   26
 8.    Financial Statements and Supplementary Data.................   27
 9.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure..................................   47

                                PART III

10.    Directors and Executive Officers of the Registrant..........   48
11.    Executive Compensation......................................   50
12.    Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters................   53
13.    Certain Relationships and Related Transactions..............   54
14.    Controls and Procedures.....................................   54

                                 PART IV

15.    Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K..................................................   55

As used in this report on Form 10-K, unless the context otherwise requires, the terms 'we,' 'us,' 'the Company' and 'Vion' refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

    All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation statements under 'Management's Discussion and Analysis of Financial Condition and Results of Operations' and 'Business,' regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as 'may,' 'will,' 'should,' 'could,' 'potential,' 'seek,' 'project,' 'predict,' 'anticipate,' 'believe,' 'estimate,' 'expect,' 'intend' and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under 'Management's Discussion and Analysis of Financial Condition and Results of Operations.' The information contained in this Annual Report on Form 10-K is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

                                     PART I

ITEM 1: BUSINESS

GENERAL

    We are a development stage biopharmaceutical company engaged in research, development and commercialization of therapeutics and technologies for the treatment of cancer. We were incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. For the years ended
December 31, 2002, 2001 and 2000, we spent $10.5 million, $12.5 million and $12.8 million, respectively, on research, development and clinical activities.

    Our portfolio of potential products consists of two distinct small molecule anticancer agents and one drug delivery vector:

                   Triapine'r' prevents the replication of tumor cells by blocking a critical step in DNA synthesis. Triapine is being evaluated for its safety in Phase I single agent and combination trials and is being evaluated for safety and activity in Phase II single agent trials. We plan to commence Phase II combination trials of Triapine in 2003.

                   VNP40101M, a Sulfonyl Hydrazine Prodrug, is a unique DNA alkylating agent being evaluated for its safety in Phase I trials. We plan to commence a Phase II trial of VNP40101M in advanced leukemia in 2003.

                   TAPET'r' (Tumor Amplified Protein Expression Therapy), our drug delivery vector using modified Salmonella bacteria, is designed to deliver anticancer agents directly to solid tumors. Our first generation TAPET bacteria, VNP20009, has been evaluated in Phase I human safety trials and is being further evaluated in an additional Phase I trial. We are also working to develop second generation TAPET vectors.


    In May 2002, we announced a realignment of priorities and objectives (the 'Realignment Plan') to conserve our cash resources and focus our efforts on advancing Triapine and VNP40101M into Phase II clinical trials. At that time, we also announced that, based on the clinical data to date for TAPET, we would conduct one additional clinical trial of our first generation bacterial vector VNP20009 in combination with cyclosporine and methotrexate, and seek to develop second generation vectors with improved tumor colonization capabilities. The Realignment Plan included a staff reduction, deferral of a portion of management's salaries, and other decreases in expenses.

    Our product development programs are based on technologies that we license from Yale University (Yale). Our product development strategy consists of two main approaches. First, we engage in product development with respect to anticancer technologies through in-house research and through collaboration with academic institutions. Second, depending on drug market conditions and required resources, we determine the best method and/or partnership to develop, and eventually market, our products.

OVERVIEW OF CANCER

    Cancer is the second leading cause of death in the United States, exceeded only by heart disease. Since 1990, over 17 million new cancer cases have been diagnosed. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimates that 1.3 million new cases of cancer will be diagnosed in 2003 in the United States and 565,500 Americans are expected to die from cancer in 2003.

    Cancer is a group of diseases characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to normally regulate their growth and differentiation. When a normal cell becomes cancerous, it can spread to various sites in the body.

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

    Chemotherapy is the principal approach used for tumors that have spread. Chemotherapy seeks to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. Chemotherapy involves the administration of drugs designed to kill cancer cells or the administration of hormone analogs to either reduce the production of, or block the action of, certain hormones that affect the growth of various tumors. Chemotherapy, however, can also result in loss of normal body functions and cause patient weakness, loss of appetite, nausea and vomiting. In many cases, chemotherapy consists of the administration of several different drugs in combination.

RECENT ADVANCES

    In recent years, there have been significant advances in molecular biology, immunology and other related fields of biotechnology that have led to a better understanding of how malfunctioning genes can result in the formation of tumors. It is anticipated that these advances will lead to better ways to diagnose cancer and to prevent tumors from forming or becoming malignant. Other research has focused on mechanisms to deliver therapies efficiently to tumors. Ultimately, these emerging technologies may lead to genetic-based therapies aimed specifically at the genes that have malfunctioned and caused the cancer to form or spread, and to therapies that can deliver agents to tumors selectively to prevent the abnormal growth of cells.

    Most anticancer drugs, when introduced into the system by available delivery methods, affect rapidly growing cells, both cancerous and normal, throughout the body. The result is often significant side effects that take a toll on a patient's health and can limit the amount of treatment a patient may receive. Therefore, a significant need exists for new therapies and more efficient mechanisms to deliver more potent cancer treatments while reducing the debilitating effects of toxicity to normal tissue.

    We believe that, for the foreseeable future, the principal means of combating cancer will continue to be through the surgical removal of tumors and the destruction of malignant cells through radiation therapy and chemotherapy, delivered systemically or in ways that make anticancer agents preferentially more toxic to tumors. Therefore, we intend to take a balanced approach in our research and development efforts. We will continue to develop chemically-defined small molecules based upon unique cellular targets discovered through biotechnology, while also pursuing development of technologies to deliver therapeutic agents to tumors.

OUR PRODUCT DEVELOPMENT PROGRAM

    We are developing several potential products, two small molecule anticancer agents and one drug delivery system, for the treatment of cancer. The discussion below sets forth the development status of our core product candidates as of December 31, 2002. 'Preclinical' indicates that the product candidate selected for development has met predetermined criteria for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal, models. Clinical evaluation involves a three-phase process. 'Phase I' indicates safety and proof-of-concept testing and determination of the maximum tolerated dose in a limited patient population. 'Phase II' indicates safety, dosing and activity testing in a limited patient population.
'Phase III' indicates safety, dosing and efficacy testing in a large patient population.

TRIAPINE'r'

    Triapine is a potent inhibitor of the enzyme ribonucleotide reductase, and therefore a potent inhibitor of DNA synthesis which is essential for cell replication and repair of DNA damage caused by widely-used anticancer drugs. Ribonucleotide reductase inhibition is thought to arrest the growth or kill cancer cell lines and has been shown in vitro and in vivo to enhance the antitumor activity of several standard anticancer agents.

    We have conducted eight Phase I studies of Triapine as a single agent and in combination with other anticancer agents. These studies have been designed to determine the safety and maximum tolerated dose of different schedules and have been conducted in patients with solid tumors and leukemia. Overall, Triapine has been shown to be well-tolerated in these Phase I studies, and we have decided to pursue further development of Triapine in solid tumors, both as a single agent and in combination with other anticancer agents, in Phase II trials. We also plan to study Triapine in combination with another anticancer agent in a Phase I trial in advanced leukemia.

    Phase I Single Agent Clinical Trials in Solid Tumors

    For Triapine as a single agent in solid tumors, two dosing schedules, a two-hour intravenous infusion schedule administered daily for four or five days, and a 96-hour intravenous infusion schedule, have continued to be studied in clinical development. We selected these schedules based on Phase I studies including data on their safety and tolerability, the demonstration that both schedules achieved relevant serum concentrations of Triapine at doses at or below the maximum tolerated dose, and evidence of antitumor activity in several patients with diverse types of advanced, treatment-refractory tumors (breast, esophagus, head and neck, islet cell and endometrial cancer).

    Phase I Single Agent Clinical Trials in Leukemia

    Based on the preclinical data demonstrating substantial antitumor activity in hematologic (blood) malignancies, two Phase I clinical trials of Triapine were started in 2001 in patients with treatment-refractory leukemias. Traditionally, patients with hematologic malignancies receive higher doses of antitumor drugs compared to solid tumor patients because of the need to induce maximal effects on the tumor cells in the bone marrow. Therefore, these studies were established to determine the maximum tolerated dose and most intense schedule possible (limited only by toxicity to organs other than the bone marrow) for both the daily times five and 96-hour infusion regimens.

    In December 2002, we reported the clinical data from the leukemia trials at the American Society of Hematology meeting. A total of 44 patients with advanced hematologic malignancies that had progressed following one or more standard treatments were entered into the two trials. Triapine'r' was administered by 96-hour intravenous continuous infusion for two consecutive weeks in one trial and by two-hour intravenous infusion once or twice daily for five days for two consecutive weeks in the other trial. The maximum tolerated dose has not yet been established for the latter schedule. In both trials, Triapine was demonstrated to be well-tolerated. Approximately 60% of patients had a greater than 80% reduction in the number of circulating leukemia cells, and approximately 40% had a greater than 95% temporary reduction. Two patients with acute myeloid leukemia (AML) had temporary complete clearance of leukemia cells in bone marrow, and one patient with AML had an objective partial response.

    Phase I Combination Clinical Trials in Solid Tumors

    In the second quarter of 2001, we initiated three clinical trials to determine the safety and maximum tolerated doses of Triapine combined with the anticancer agents gemcitabine, cisplatin, and cisplatin-paclitaxel, respectively, in patients with treatment-refractory advanced or metastatic solid tumors. At the time of our Annual Meeting of Stockholders in June 2002, we reported initial evidence of anticancer activity from the gemcitabine trial, including a patient with a partial response and two patients with stable disease in non-small cell lung cancer, and a patient with stable disease in another indication. All three of the Triapine combination trials accrued patients in 2002, and we plan to announce additional results from these trials in 2003.

    In preclinical studies, Triapine has shown substantial potential for enhancing the antitumor activity of various standard anticancer agents. In November 2002, at the EORTC-NCI-AACR 2002 Meeting on 'Molecular Targets and Cancer Therapeutics', we announced additional results of preclinical experiments performed in cancer cell lines, demonstrating that Triapine increases uptake of gemcitabine in cancer cells and at the same time increases incorporation of gemcitabine into cellular DNA, which produces cell death. The combination of non-toxic doses of Triapine followed by short exposure to gemcitabine at clinically relevant concentrations produced highly synergistic anticancer activity in vitro.

    Phase I Combination Clinical Trial in Leukemia

    Based on data from Phase I studies of Triapine as a single agent for the treatment of leukemia, we plan to begin a Phase I trial in 2003 to evaluate Triapine in combination with another anticancer agent in advanced leukemia.

    Phase II Single Agent Clinical Trials in Solid Tumors

    In the second half of 2001, we initiated a Phase II clinical trial of the two-hour infusion schedule, administered daily for five days every other week in patients with advanced or metastatic breast cancer. This trial was closed in 2002 after nine patients had received treatment. All patients in this trial had substantial prior treatment with standard agents and no partial or complete responses were observed. In the second half of 2002, we initiated a Phase II study of the two-hour infusion schedule, administered daily for four days every other week, in patients with recurrent or metastatic squamous cell cancer of the head and neck. In early 2003, we initiated an additional Phase II study in prostate cancer with patients receiving the two-hour infusion schedule, administered daily for four days every other week.

    Phase II Combination Clinical Trials in Solid Tumors

    We plan to initiate Phase II trials of Triapine in combination with gemcitabine in solid tumors in 2003.

    Collaboration with the National Cancer Institute

    In November 2002, we announced that the Drug Development Group of the National Cancer Institute's (NCI) Division of Cancer Treatment and Diagnosis had approved a collaboration for the clinical development of Triapine'r'. The NCI's decision to collaborate with Vion was based on a review of existing Triapine preclinical and clinical data. As part of the collaboration, the NCI's Cancer Therapy Evaluation Program will sponsor clinical trials of Triapine to further explore its activity as a single agent or in combination with other agents in patients with cancer. Trials to be sponsored by the NCI will be determined in 2003. In early 2003, we announced that a Clinical Trials Agreement had been executed with the NCI.

    Additional Forms of Triapine

    We are also developing both an oral dosage form and a prodrug version of Triapine. These alternative forms may be easier to administer and could increase Triapine's antitumor effect. In December 2002, we announced initial clinical results from six patients treated with a single dose of the oral formulation. At the higher dose level of 100 mg, oral bioavailability of the drug in excess of 60% was observed in three patients. Initial preclinical studies of the prodrug have shown that it has a therapeutic half-life that is four to six times longer than Triapine itself.

SULFONYL HYDRAZINE PRODRUGS

    Sulfonyl Hydrazine Prodrugs (SHPs) are potent alkylating (DNA-damaging) agents. Alkylating agents are known to be among the most highly effective agents in the treatment of cancer. Due to the differences in the mechanisms by which alkylating agents damage DNA, they may have different spectra of activity and toxicity. SHPs have unique alkylating agent properties and have demonstrated broad, potent antitumor activity in in vivo models, with tolerable toxicity levels.

    We are developing our lead candidate from the SHP class, VNP40101M. Preclinical data on VNP40101M showed broad antitumor activity in in vivo models. VNP40101M was curative in certain preclinical leukemia models, including certain derivatives of a leukemia cell line that were highly resistant to standard alkylating agents. VNP40101M was also active against solid tumor models, including lung, colon, and brain cancer, and melanoma. It was curative in a model of human glioma (brain tumor) and a model of murine (mouse) colon cancer. The drug has been shown in preclinical testing to be capable of crossing the blood brain barrier with great efficiency. The blood brain barrier has been a common obstacle in treating brain tumors.

    We have conducted three Phase I studies of VNP40101M. These studies have been designed to determine the safety and maximum tolerated dose and have been conducted in patients with solid tumors and hematologic malignancies.

    In June 2001, we initiated a Phase I trial of VNP40101M, administered by 15-minute intravenous infusion every four to six weeks, to patients with treatment-refractory advanced or metastatic solid tumors. In December 2002, we reported clinical results from this trial at the EORTC-NCI-AACR 2002 Meeting on 'Molecular Targets and Cancer Therapeutics.' At the time of presentation, the trial had enrolled 23 patients with advanced cancer of different origins that was considered unresponsive to or had progressed after standard treatments. Overall, VNP40101M was well-tolerated across all dose levels. The highest dose tested is expected to be suitable for conducting Phase II trials.

    In August 2002, we initiated a Phase I trial of VNP40101M administered by 15-minute intravenous infusion to patients with advanced hematologic malignancies. Initial dose levels in the leukemia trial were chosen based upon dosages established as safe and well-tolerated in the Phase I trial of VNP40101M in solid tumors. Results from this trial should be available in 2003.

    An additional Phase I trial of VNP40101M to explore a weekly administration schedule in solid tumors commenced in early 2003.

    We plan to begin a Phase II trial of VNP40101M in advanced leukemia in 2003.

TAPET'r' (TUMOR AMPLIFIED PROTEIN EXPRESSION THERAPY)

    TAPET is a proprietary technology that uses bioengineered, genetically-altered Salmonella bacteria to deliver cancer-fighting drugs preferentially to solid tumors. Extensive preclinical studies in in vivo models have shown that TAPET bacteria migrate to and penetrate throughout solid tumors. Inside the tumors, TAPET bacteria double in quantity every 30 to 45 minutes, achieving very high bacterial counts, reaching ratios in tumor versus normal tissues of 1000:1. In addition, TAPET can be genetically engineered to deliver anticancer agents continuously within the tumor. By bringing the 'drug factory' to the tumor, anticancer agents delivered by TAPET are concentrated inside the tumor and are therefore expected to be more efficacious against the tumor, while at the same time less toxic to normal surrounding tissue. Furthermore, TAPET bacteria are genetically engineered to reduce normal, toxic reactions to these bacteria. As an additional safety measure, TAPET bacteria remain fully sensitive to antibiotic therapies. Extensive preclinical toxicology studies in several species, including mice, rats, pigs, dogs and monkeys, have demonstrated these safety measures to be effective.

    In May 2002, based on clinical data from our initial TAPET trials, we announced that we would conduct one additional trial of VNP20009, our first generation TAPET vector, in combination with cyclosporine and methotrexate, and focus our efforts on developing second generation vectors with improved tumor colonization capabilities.

    VNP20009: First Generation 'Unarmed' Vector

    VNP20009 is a TAPET vector that is 'unarmed' or not designed to deliver an anticancer drug. The safety and distribution of VNP20009, our first TAPET bacterial candidate, has been evaluated in five Phase I clinical trials using two routes of administration, intratumoral and intravenous.

    We began a clinical study of VNP20009 in November 1999 at the Cleveland Clinic and at the Beth Israel Deaconess Medical Center. This initial trial was designed to determine the safety and maximum tolerated dose of a single VNP20009 injection into a tumor. The study demonstrated that VNP20009 was safe to administer with minimal side effects, and that VNP20009 bacteria remained in the injected tumor for a minimum of two weeks in most patients.

    In March 2000, we began the first study of VNP20009 by intravenous administration at the NCI in Bethesda, Maryland and subsequently initiated two additional studies, including a trial in Europe. The three studies were designed to determine the safety and maximum tolerated dose of VNP20009 injected intravenously over 30 minutes, every 35 days. The preliminary results of the intravenous studies established a maximum tolerated dose for VNP20009 which could be administered safely. The bacteria cleared quickly from the blood, and could generally not be detected in urine or stool at any time. Colonization of tumors was detected in some patients. However, it was determined that an increase in the efficiency and level of tumor colonization would be desirable before proceeding with later stage clinical development. Thus, in the first half of 2001, the ongoing clinical studies were amended to explore longer (four hours, compared to 30 minutes) VNP20009 intravenous infusions, an approach that was known to be safe based on preclinical studies.

    In May 2002, we announced cumulative results from the intravenous infusion studies of VNP20009. In three clinical trials of VNP20009 delivered intravenously over 30 minutes or four hours, 49 patients were treated, and biopsies were taken from tumors of 18 patients who received the three highest dose levels administered in the trials. Of these 18 biopsies, 17 could be evaluated and bacteria were detected in 5 out of 17 or 29%. An acceptable level of bacterial colonization of the tumor was achieved in 2 out of 17 or 12%.

    In August 2002, we initiated a new Phase I trial of VNP20009 in patients with advanced solid tumors or lymphomas. The objective of this trial is to establish the safety of, and maximum tolerated dose for, VNP20009 in conjunction with a brief period of administration of cyclosporine and methotrexate. The cyclosporine and methotrexate are administered just before and after the VNP20009 to suppress the immune system selectively for a short period of time. After treatment, patients tumors will be assessed for the presence of VNP20009 and for any antitumor effects.

    TAPET'r'-CD: First Generation 'Armed' Vector

    We have modified the TAPET base organism successfully to permit expression of high intratumoral levels of the enzyme cytosine deaminase. Cytosine deaminase is an enzyme that converts the relatively non-toxic antifungal drug 5-fluorocytosine (5-FC) into the anticancer drug 5-fluorouracil (5-FU). TAPET-CD, Vion's first armed vector containing the cytosine deaminase prodrug converting enzyme, entered clinical trials in January 2002. This initial study was designed to determine the safety and maximum tolerated dose of TAPET-CD, which is injected directly into a tumor, and 5-FC, the pro-drug that is given orally beginning after the TAPET-CD injection. In connection with the Realignment Plan announced in May 2002, we closed the TAPET-CD trial after three patients had received treatment. Clinical data from this trial was presented in December 2002 and demonstrated that (i) TAPET-CD could be delivered safely via intratumoral injection; and (ii) intratumoral conversion of 5-FC to 5-FU was achieved as indicated by the tumor to plasma ratio of 5-FU for colonized patients.

    Second Generation TAPET Vectors

    Based on the clinical evidence provided by VNP20009, we are developing second generation TAPET vectors with characteristics that may result in improved colonization of human tumors.

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

    Our MELASYN patent and technology is licensed from Yale. In 1998, we agreed to be the exclusive selling agent for MELASYN and sublicensed the MELASYN patent and technology to San-Mar Laboratories (San-Mar). Under the terms of the amended sublicense agreement that expired February 28, 2003, we granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN to a specific customer. We received a sublicense fee from products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year.

NOVEL NUCLEOSIDE ANALOGS

    We have licensed patents and patent applications related to a nucleoside analog, or synthetic molecule, known as [B]-L-Fd4C from Yale. [B]-L-Fd4C is an antiviral drug capable of inhibiting the replication of the hepatitis B virus
(HBV). HBV is a causative agent of both acute and chronic forms of hepatitis that affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer. [B]-L-Fd4C may also be useful for the treatment of human immunodeficiency virus (HIV).

    In February 2000, we signed a sublicense agreement for [B]-L-Fd4C with Achillion Pharmaceuticals (Achillion), a privately held biopharmaceutical company located in New Haven, Connecticut that had commenced operations to develop and commercialize innovative antiviral therapies. Under the terms of the sublicense agreement, Achillion will fund the development of [B]-L-Fd4C, which is currently in clinical trials. In return, we received a small equity position in Achillion and will receive potential milestone payments and royalties based on product revenue.

PROMYCIN'r'

    Promycin is an anticancer cell therapeutic that is designed to improve the treatment of solid tumors by attacking the hypoxic, or oxygen-depleted, cells therein. We licensed Promycin from Yale in 1994. In

1997, we entered into an exclusive worldwide licensing agreement with Boehringer Ingelheim International GmbH (BI) for the development and marketing of Promycin'r'.

    Vion and BI conducted a Phase III trial of Promycin in patients with head and neck cancer that was put on hold in June 2000 as an interim evaluation of the Phase III trial did not meet the predetermined criteria which would warrant continuation of accrual. Subsequently, BI confirmed the results of the initial analyses and made the determination to cease development of Promycin'r'.

    In March 2003, we transferred our Promycin technology back to Yale.

SPONSORED RESEARCH AND LICENSE AGREEMENTS

    Since 1988, we or our predecessors have entered into a series of agreements under which we have funded research at Yale and licensed inventions from Yale. The license agreements with Yale grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications. Each license agreement requires us to pay royalties, and in some cases milestone payments, to Yale. Certain licenses are terminable in the event we do not exercise due diligence in commercializing the licensed technology.

    Subsequent to entering into a license agreement with Yale in August 1994, we paid approximately $9.7 million to fund certain research at Yale, including research in the laboratories of Dr. John Pawelek, Dr. Alan Sartorelli, one of our directors, and Dr. Yung-Chi Cheng, a member of our scientific advisory board. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by our license agreements with Yale, we may be unable to utilize such technologies unless we negotiate additional license agreements.

YALE/VION (FORMERLY MELARX PHARMACEUTICALS, INC.) LICENSE AGREEMENT -- SEPTEMBER 1990

    Under a license agreement with Yale dated September 1990, we have a license to a synthetic form of melanin, which we have named MELASYN'r'. Under the terms of the license agreement, we pay a license fee to Yale based on a percentage of net sales and sublicensing revenues. In 1998, we agreed to be the exclusive selling agent for MELASYN and sublicensed the MELASYN technology on a non-exclusive basis to San-Mar.

    We have also funded research projects relating to compounds to control pigmentation and chemotherapeutic products for treating melanoma. To date, such research has not provided any product candidates that we plan to pursue.

YALE/VION (FORMERLY MELARX PHARMACEUTICALS, INC.) RESEARCH AGREEMENT -- JULY
1992

    We entered into a research agreement with Yale in July 1992, subsequently renewed in June 1998, to provide funding for certain research projects performed under the supervision of Dr. John Pawelek. Technology licensed by us from research conducted under this agreement includes the inventions collectively known as TAPET'r'. We also have an option to obtain an exclusive license for any inventions that result from research projects by Yale which are related to synthetic melanin funded by us. In October 2000, we restructured the agreement to provide gifts to Yale of $670,000 each in October 2000 and July 2001 to support the research projects.

YALE/VION (FORMERLY ONCORX, INC.) LICENSE AGREEMENT -- AUGUST 1994

    We are a party to a license agreement with Yale entered into in August 1994 and subsequently amended in six amendments, most recently in March 2003. Under this license as amended, Yale granted us a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this license and its amendments. The patents and patent applications under this license and its amendments cover Triapine'r', Sulfonyl Hydrazine Prodrugs, [B]-L-Fd4C and 3TC. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions for non-commercial purposes and, under two of the patents, Yale and its licensees have additional rights. This agreement as amended also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the licensed inventions, Yale will give us a first option to negotiate a commercial license for such commercial opportunities. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

    We have agreed with Yale that we will plan and implement appropriate research and development with respect to commercialization of products based on the licensed inventions. In the event that the agreement is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. In addition, Yale, at its sole option, can terminate any sublicenses that we grant.

    Pursuant to the original agreement, we issued to Yale 159,304 shares of our common stock and made a payment of $50,000. In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which Yale agreed to reduce certain amounts payable by us in exchange for 150,000 shares of our common stock issued to Yale valued at $600,000.

YALE/VION (FORMERLY ONCORX, INC.) LICENSE AGREEMENTS -- DECEMBER 1995

    In December 1995, we entered into a license agreement with Yale pursuant to which we received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed by us under this agreement relates to TAPET'r'. Pursuant to the license agreement, we paid Yale a $100,000 fee.

    In December 1995, we and Yale entered into another license agreement pursuant to which we received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

    Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

    In April 2000, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI, under the direct supervision of Steven A. Rosenberg, M.D., Ph.D., Chief of Surgery in the NCI's Division of Clinical Sciences, a renowned cancer researcher and a leading authority on the application of cytokines, tumor vaccines and other biologicals in cancer patients, for 'Development of TAPET-Based Immunotherapies Targeted Against Cancer.' Under the terms of the CRADA, our scientific team worked with Dr. Rosenberg's laboratory to evaluate VNP20009 using CRADA funds and other resources supplied by us. We made payments to the NCI totaling $217,000, $389,000 and $262,500 for the years ended December 31, 2002, 2001 and 2000, respectively.

    In June 2002, payments to the NCI under the CRADA were suspended by mutual agreement in connection with the Realignment Plan announced by us in May 2002. Initial work under the CRADA had been completed and no additional work is planned pending the development of second generation TAPET vectors and data for improved colonization in preclinical models.

COMPETITION

    Competition in the biopharmaceutical industry is intense and based significantly on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase like our compound Triapine'r', agents which are alkylating agents like our compound VNP40101M, and agents which are drug delivery systems like TAPET. These companies include, but are not limited to,

Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., and AstraZeneca PLC. Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, and in obtaining regulatory approvals. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.

    The timing of market introduction of our potential products or of the products of others will be an important competitive factor. Accordingly, the relative speed with which we can develop products, complete preclinical testing, clinical trials and regulatory approval processes, and supply commercial quantities to market will influence our ability to bring a product to market. In addition, we may apply for Orphan Drug designation by the U.S. Food and Drug Administration (FDA) for our proposed products. To the extent that a competitor of ours develops and receives Orphan Drug designation and marketing approval for a drug to treat the same indication prior to us, we may be precluded from marketing our product for a period of seven years.

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

    Pursuant to the Yale/Vion License Agreement dated December 1995 entered into as a result of the Yale/Vion Research Agreement dated July 1992, we are the exclusive licensee of a number of issued patents and pending patent applications, U.S. and foreign, relating to our TAPET'r' technology, which include claims for methods of diagnosing and/or treating various solid tumor cancers, including, but not limited to, melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to issued patents and pending patent applications, U.S. and foreign, relating to our TAPET technology. In particular, we have pending and intend to pursue a number of U.S. provisional and non-provisional patent applications, an international patent application and a number of foreign patent applications related to this technology. We are also the exclusive licensee of one issued U.S. and a number of foreign utility patents and pending patent applications relating to synthetic melanins and methods for using synthetic melanins, such as, for sunscreening or self-tanning agents. The one U.S. patent and the foreign patents and patent applications are relevant to our MELASYN'r' technology.

    In connection with the Yale/Vion License Agreement dated August 1994, we are also the exclusive licensee, subject to certain rights retained by Yale, of a number of issued and pending U.S. and foreign patent applications relating to:

                   Sulfonyl Hydrazine Prodrug technology;

                   [B]-L-Fd4C, its composition and its use for the treatment of HBV and HIV infections, and its use in combination with other anti-AIDS drugs;

                   the use of 3TC or mixtures containing 3TC for the treatment of HBV infection; and

                   Triapine'r' and other ribonucleotide reductase inhibitors.

    We are aware of U.S. Patent no. 5,532,246 (the BioChem Pharma Patent) assigned to BioChem Pharma, Inc. (BioChem Pharma). The BioChem Pharma Patent has claims to methods of use of a compound or a group of compounds, including 3TC, for treating HBV. We understand that BioChem Pharma was merged into a new corporation called Shire BioChem Inc (Shire), and that BioChem Pharma's rights were all transferred to Shire. We believe that the BioChem Pharma Patent (as well as other BioChem Pharma patent applications and/or patents) is licensed to Glaxo Wellcome Inc (Glaxo). Under the Yale/Vion License Agreement dated August 1994, we have rights in a patent application (the Yale Application) with claims directed to methods for the use of 3TC or a mixture containing 3TC for treating HBV. We requested that the U.S. Patent and Trademark Office (PTO) declare an interference (the BioChem Pharma Interference) between the BioChem Pharma Patent and the Yale Application. An interference is a legal proceeding held when more than one patent application or at least one patent application and one or more patents, owned by different parties, contain claims to the same subject matter. An interference proceeding determines which one of the parties is entitled to a patent containing claims to the common subject matter.

    On November 23, 1999, the PTO declared the BioChem Pharma Interference, and in April 2002, the PTO issued a decision awarding priority of invention to BioChem Pharma for claims to the use of BCH-189 or 3TC to treat HBV. The PTO's Final Judgment in favor of BioChem Pharma was not appealed and as such the BioChem Pharma Interference is terminated.

    On April 4, 2000, during the BioChem Pharma Interference's proceedings, the PTO declared another interference (the Glaxo Interference) between the Yale Application and a Glaxo-owned patent application (the Glaxo Application) relating to the use of 3TC to treat HBV. The PTO accorded Yale senior party status and placed the burden of proof on Glaxo in the Glaxo Interefence. During the Glaxo Interference, a final hearing was held at which each party presented its position. In March 2003, the PTO issued a decision indicating that Glaxo failed to demonstrate priority of invention over Yale and hence issued a judgment against Glaxo. This decision is subject to appeal in the appropriate United States federal courts.

    It should be noted that even though Glaxo failed to demonstrate priority of invention over the Yale application in the Glaxo Interference, we still cannot obtain any patent to exclude others from making, using, selling or importing 3TC in the United States since we did not prevail in the BioChem Pharma Interference. Accordingly, we have not yet determined what action, if any, we will take should Glaxo appeal the March 2003 PTO decision.

    We or our licensors are prosecuting the patent applications related to products we license both with the PTO and various foreign patent agencies, but we do not know whether any of our applications will result in the issuance of any patents or, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated for, among other things, utility, novelty, non-obviousness, written description and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims include subject matter that is not useful, novel, non-obvious, described adequately or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may attempt to provoke an interference proceeding in the PTO or such a proceeding may otherwise be declared by the PTO. In general, in an interference proceeding, the PTO reviews the competing patents and/or patent applications to determine the validity of the competing claims, including, but not limited to, determining priority of invention. Any such determination would be subject to appeal in the appropriate United States federal courts. When two patents are involved, the federal district court in Washington, D.C. conducts an interference trial.

    We cannot predict whether our patent applications or our competitors' patent applications will result in valid patents being issued. An issued patent is entitled to a presumption of validity. The presumption may be challenged in litigation; a court could find any patent of ours or of our competitors invalid and/or unenforceable. Litigation, which could result in substantial cost to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of the proprietary rights of others. We may participate in interference proceedings that may in the future be declared by the PTO. Interference and/or litigation proceedings could result in substantial cost to us.

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

    Drugs and Biologicals. Preclinical development of therapeutic drugs and biological products is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro and in vivo testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for non-clinical studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application, or IND. The IND must become effective, informed consent must be obtained from clinical subjects, and the study must be approved by an institutional review board before human clinical trials can begin.

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

                   provide enough data for statistical proof of safety and efficacy;

                   compare the experimental therapy to existing therapies;

                   uncover any unexpected safety problems, such as side-effects; and

                   generate product labeling.

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

    The results of the preclinical and clinical testing are submitted to the FDA either as part of a new drug application, or NDA, for drugs, or a product license application, or BLA, for biologics, for approval to commence commercial distribution. For a biological, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or BLA, although approval is not assured. The FDA also normally conducts a preapproval inspection and other occasional inspections of an applicant's facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of our products is approved for marketing, we will be subject to stringent post-marketing requirements.

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

    Orphan Drug Designation. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an 'orphan' drug for a particular indication. Orphan Drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States. The sponsor of a drug that has obtained Orphan Drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same Orphan Drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved Orphan Drug marketer cannot supply demand for the drug. Legislation is periodically considered that could significantly affect the Orphan Drug law. We intend to seek this designation for our products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any Orphan Drug designation obtained by us.

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

EMPLOYEES

    As of December 31, 2002, we had 34 full-time employees, of which 24 were engaged in research, development and clinical activities, and 10 in administration and finance.

ITEM 2. PROPERTIES

    Our principal facility consists of approximately 20,000 square feet of leased laboratory and office space in New Haven, Connecticut. The lease expires in October 2006. The current annual rental rate is approximately $257,000. We believe our space is sufficient for our development, clinical and administrative activities.

ITEM 3. LEGAL PROCEEDINGS

    In the normal course of business, we may be subject to proceedings, lawsuits and other claims. We are not a party to any legal proceedings that may have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

    Our common stock has traded under the symbol 'VION' on the Nasdaq SmallCap Market'sm' since December 19, 2002, and on the Nasdaq National Market'r' from October 25, 1999 until December 18, 2002. The following table reflects the range of high and low closing sales prices of the common stock for each of the calendar quarters in 2002 and 2001. This information is based on closing sales prices as reported by the Nasdaq SmallCap Market and the Nasdaq National Market.

                                                           2002              2001
                                                       -------------   ----------------
                                                       HIGH     LOW      HIGH      LOW
                                                       ----     ---      ----      ---
First Quarter........................................  $4.95   $3.81   $12.1875   $3.25
Second Quarter.......................................   3.97    0.39       8.82    3.44
Third Quarter........................................   0.61    0.32       7.97    3.25
Fourth Quarter.......................................   0.90    0.25       5.48    4.20

    We received notification from the Nasdaq Stock Market (Nasdaq) on October 15, 2002, that our common stock would be delisted from the Nasdaq National Market because we did not comply with Nasdaq's minimum bid price requirements. Specifically, we did not comply with Marketplace Rule 4450(a)(5) when the bid price of our common stock closed at less than $1.00 per share for 30 consecutive trading days.

    Nasdaq approved the transfer of our common stock to the Nasdaq SmallCap Market'sm' effective December 19, 2002. We were notified that we had complied with Nasdaq Marketplace Rule 4310(c)(2)(A) as of January 13, 2003. As with the Nasdaq National Market'r', the Nasdaq SmallCap Market requires listed companies to have a minimum closing bid price of $1.00 per share. As such, we have been afforded an additional 180-day grace period to evidence compliance with the $1.00 minimum closing bid price requirement. We will have until July 10, 2003 to achieve compliance with the bid price requirement.

    If during the Nasdaq SmallCap grace period, the closing bid price of our common stock is $1.00 per share or more for 30 consecutive trading days, we will have regained compliance with Nasdaq's minimum bid price requirements and may also be eligible to transfer our common stock back to the Nasdaq National Market, provided that we have maintained compliance with other continued listing requirements on that market. If during the Nasdaq SmallCap Market grace period, the closing bid price of our common stock remains below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that we will be able to maintain our Nasdaq listing beyond July 10, 2003 or in the future.

    Our failure to meet Nasdaq's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission (SEC) that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to the sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

    Delisting could make trading our common stock more difficult for investors, potentially leading to further declines in the share price of our common stock. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

RECENT SALES OF UNREGISTERED SECURITIES

    We made no sales of unregistered securities during the fiscal year ended December 31, 2002.

SHELF REGISTRATION

    We filed a Shelf Registration Statement on Form S-3 on April 3, 2001 with the SEC which was declared effective as of June 26, 2001. The Registration Statement allows us from time to time to sell up to an aggregate of 4.7 million shares of common stock. In August 2001, we sold 2.5 million shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

HOLDERS

    At March 21, 2003, there were 427 holders of record of our common stock.

DIVIDENDS

    We have never paid cash dividends on our common stock. We currently intend to retain all earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data for each of the five years in the period ended December 31, 2002, and for the period from May 1, 1994 (inception) through December 31, 2002, are derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes and 'Management's Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere herein.


                                                                                     FOR THE PERIOD
                                                                                    FROM MAY 1, 1994
                                                                                   (INCEPTION) THROUGH
                                                                                      DECEMBER 31,
                              2002       2001       2000       1999       1998            2002
                              ----       ----       ----       ----       ----            ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
    Total revenues........  $    238   $    650   $    947   $  3,154   $  1,956        $  12,269
    Loss from
      operations..........   (13,021)   (15,014)   (16,131)   (11,035)   (10,956)         (89,884)
    Net loss..............   (12,310)   (13,810)   (14,803)   (10,769)   (10,478)         (85,128)
    Preferred stock
      dividends and
      accretion...........     --         --          (606)      (710)    (4,414)         (18,489)
                            --------   --------   --------   --------   --------        ---------
    Loss applicable to
      common
      shareholders........  $(12,310)  $(13,810)  $(15,409)  $(11,479)  $(14,892)       $(103,617)
                            --------   --------   --------   --------   --------        ---------
                            --------   --------   --------   --------   --------        ---------
    Basic and diluted loss
      applicable to common
      shareholders per
      share...............  $  (0.43)  $  (0.51)  $  (0.64)  $  (0.74)  $  (1.24)
    Weighted-average
      number of shares of
      common stock
      outstanding.........    28,888     27,212     24,089     15,544     11,977

BALANCE SHEET DATA:
    Cash, cash equivalents
      and short-term
      investments.........  $ 10,131   $ 22,644   $ 24,357   $ 11,038   $  6,416
    Total assets..........    10,923     23,601     25,660     13,934      9,269
    Long-term obligations
      and redeemable
      preferred stock.....     --         --         --         5,185      5,035

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a development stage biopharmaceutical company committed to the discovery, development and commercialization of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues primarily consist of contract research grants and technology license fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Our significant accounting policies are described in Note 3 to the financial statements included in Item 8 of this Form 10-K. We believe our critical accounting policies relate to revenue recognition, research and development expenses, investments in debt and equity securities, income taxes and stock-based compensation.

REVENUE RECOGNITION

    We record revenue from contract research grants as the costs are incurred. We are reimbursed for eligible project costs upon submission of grant reports. We are subject to annual grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received.

    We record revenue under technology license agreements. Revenues are recorded using estimates based on historical sales by sublicensees. Actual license fees received may vary from recorded estimated revenues.

    We record revenue from laboratory and research support services as the services are provided. Actual laboratory and research support services fees collected may vary from revenue recognized.

    The effect of any change in revenues from contract research grants, technology license agreements, or laboratory and research support services would be reflected in revenues in the period such determination was made.

RESEARCH AND DEVELOPMENT EXPENSES

    We record research and development expenses as incurred. We disclose clinical trials expenses and other research and development expenses as separate components of research and development expense in our statement of operations to provide more meaningful information to our investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

INVESTMENTS IN DEBT AND EQUITY SECURITIES

    Our investment securities are classified as available for sale and carried at fair market value. Unrealized gains or losses are recorded in other comprehensive income until the securities are sold or otherwise disposed. However, a decline in fair market value below cost that is other than temporary would be accounted for as a realized loss in the period such determination was made.

INCOME TAXES

    We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sale recorded in 2002 of research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of December 31, 2002. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to increase income in that period of determination would be made.

STOCK-BASED COMPENSATION

    We measure compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and provide required disclosures under the fair value recognition provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

    In May 2002, we announced the Realignment Plan to conserve our cash resources. The Realignment Plan included a staff reduction, deferral of a portion of management's salaries, and other decreases in expenses. We believe the Realignment Plan reduced net expenses by approximately $3.5 million in 2002.

    Revenues. Revenues for the year ended December 31, 2002, were $0.2 million as compared to $0.7 million for 2001. The decrease was due primarily to lower 2002 revenues from research grants and, to a lesser extent, lower technology license fee revenues, partially offset by 2002 revenues from laboratory and research support services.

    Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $10.5 million for the year ended December 31, 2002, compared to $12.5 million for 2001. Clinical trials expenses were $4.9 million for the year ended December 31, 2002, as compared to $3.9 million for 2001. The increase was due to higher costs associated with clinical trials of Triapine and higher patient enrollment associated with expanded trials of VNP40101M. Other research and development expenses decreased to $5.7 million for the year ended December 31, 2002, from $8.6 million for 2001. The decrease was due to lower expenses in 2002 under the Realignment Plan, primarily lower external research support and, to a lesser extent, lower headcount and no incentive compensation expense for 2002.

    General and Administrative. General and administrative expenses were $2.7 million for the year ended December 31, 2002, as compared to $3.1 million in 2001. The decrease was due to lower expenses in 2002 under the Realignment Plan, primarily legal and other professional fees and, to a lesser extent, lower headcount and no incentive compensation expense for 2002.

    Interest Income. Interest income was $0.5 million for the year ended December 31, 2002, compared to $1.2 million for 2001. The decrease was due to lower interest rates and lower levels of invested funds.

    Income Tax Benefit. An income tax benefit of $0.2 million was recognized during the year ended December 31, 2002, related to the sale of certain research and development tax credits to the State of Connecticut.

    Net Loss. The net loss was $12.3 million, or $0.43 per share, for the year ended December 31, 2002, as compared to $13.8 million, or $0.51 per share, for 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

    Revenues. Revenues for the year ended December 31, 2001, were $0.7 million as compared to $0.9 million for 2000. The decrease was due primarily to lower 2001 revenues from contract research grants, partially offset by higher technology license fee revenues. Technology license fee revenue increased to $0.2 million for the year ended December 31, 2001, from $0.1 million for 2000. Revenue of $0.1 million was reported in 2000 from laboratory support services not rendered in 2001.

    Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $12.5 million for the year ended December 31, 2001, compared to $12.8 million for 2000. Clinical trials expenses were $3.9 million for the year ended December 31, 2001, as compared to $3.3 million for 2000. The increase in 2001 was due to costs associated with patient enrollment and drug production for expanded clinical trials of TAPET and Triapine and the initiation of clinical trials for VNP40101M. Other research and development expenses decreased to $8.6 million for the year ended December 31, 2001, from $9.6 million for 2000. The decrease was due primarily to lower research support provided to Yale University under a funding arrangement restructured in the fourth quarter of 2000.

    General and Administrative. General and administrative expenses were $3.1 million for the year ended December 31, 2001, as compared to $4.3 million in 2000. The decrease in 2001 was due to lower professional and patent-related fees and, to a lesser extent, lower incentive compensation expense.

    Interest Income and Expense. Interest income was $1.2 million for the year ended December 31, 2001, compared to $1.3 million for 2000. The decrease was due to lower levels of invested funds.

    Preferred Stock Dividends and Accretion. Preferred stock dividends and accretion for the year ended December 31, 2001, were $0 as compared to $0.6 million for the comparable 2000 period. Dividends and accretion primarily represented non-cash dividends and the accretion of dividends related to our preferred stock. During 2000, all outstanding shares of preferred stock were converted or redeemed.

    Loss Applicable to Common Shareholders. The loss applicable to common shareholders was $13.8 million, or $0.51 per share on a higher number of shares outstanding, for the year ended December 31, 2001 as compared to $15.4 million, or $0.64 per share, for 2000 as a result of the net loss and preferred dividends and accretion reported.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, we had cash and cash equivalents of $10.1 million, compared to cash, cash equivalents and short-term investments of $22.6 million at December 31, 2001. The decrease in cash, cash equivalents and short-term investments in 2002 was primarily the result of cash used to fund operating activities of $12.4 million.

    In May 2002, we announced the Realignment Plan to conserve our cash resources and focus our efforts on advancing Triapine and VNP40101M into Phase II clinical trials. At that time, we also announced that, based on the clinical data to date for TAPET'r', we would conduct one additional clinical trial of our first generation bacterial vector VNP20009 in combination with cyclosporine and methotrexate, and seek to develop second generation vectors with improved tumor colonization capabilities. The Realignment Plan included a staff reduction, deferral of a portion of management's salaries, and other decreases in expenses. We believe that the Realignment Plan reduced net cash expenditures by approximately $3.5 million in 2002.

    We have identified additional cost reductions to enable us to fund our operations into the first quarter of 2004. These additional cost reductions would need to be implemented well before the fourth quarter of 2003 to have an impact on our ability to continue beyond 2003. After giving effect to these additional cost reductions, we estimate that we need cash of approximately $8.6 million, net of cash inflows from research grants, technology licenses and interest, to fund our operations for the entire year of 2003. Accordingly, after giving effect to these additional cost reductions, we believe that we have sufficient cash and cash equivalents to fund our operations through December 31, 2003. However, even after making these additional cost reductions, we will be required to raise additional capital to fund our operations beyond the first quarter of 2004.

    We will need to raise additional capital to fund our future operations. We are currently pursuing additional financing and other strategic alternatives. If we raise additional capital in 2003, we may not need to implement the additional cost reductions referred to above. We cannot assure you that we will be able to raise additional capital or otherwise complete another form of transaction to allow us to continue our operations much beyond December 31, 2003, nor can we predict what the terms of any financing or other transaction might be.

    Our operating lease agreement for laboratory and office space requires annual lease payments of approximately $0.3 million per year through October 2006. The facility lease also requires us to pay real estate taxes and common area maintenance charges of approximately $0.1 million per year. We also have operating leases for various laboratory and office equipment.

    Capital expenditures for the year ended December 31, 2002 were approximately $0.1 million. Capital expenditures for 2003 are not expected to exceed
$0.1 million.

    In 2003, our operating plans and cash requirements may vary materially from the foregoing because of the results of research, development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

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

    An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks actually occur, our business, financial conditions or results of operations would likely suffer. In this case, the price of our securities could decline or you may lose all or part of your investment.

IF WE FAIL TO OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO CONTINUE OR COMPLETE OUR PRODUCT DEVELOPMENT.

    We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2002, we had $10.1 million in cash and cash equivalents to fund our operations and continue our product development. We will not have an approved and marketable product in 2003. As we will not have a product that generates revenue in 2003, we will need to raise substantial additional capital and/or reduce expenses significantly in 2003 to have sufficient capital to fund our operations beyond 2003 and in the future.

    We may not get funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities or future operations. We might have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations. Given our limited level of cash resources, we are planning to implement additional expense reductions in the event we cannot raise funds on a timely basis. We believe that such expense reductions would need to be implemented well before the fourth quarter of 2003 in order to have an effect on our ability to continue beyond 2003. Additional material expense reductions will have a material adverse impact on our product development efforts, our ability to retain key personnel, and our ability to raise additional capital or consummate another strategic transaction. If we do not raise additional capital after reducing costs, we will have to cease operations.

    The amount of capital we may need depends on many factors, including:

     the progress, timing and scope of our research and development programs;

     the progress, timing and scope of our preclinical studies and clinical trials;

     the time and cost necessary to obtain regulatory approvals;

     the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

     the time and cost necessary to develop sales, marketing and distribution capabilities; and

     new collaborative, licensing and other commercial relationships that we may establish.

WE HAVE LIMITED ACCESS TO THE CAPITAL MARKETS AND, IF WE CAN RAISE ADDITIONAL FUNDING, STOCKHOLDERS MAY EXPERIENCE EXTREME DILUTION.

    We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for biotechnology companies and unprofitable companies such as ours. In addition, it is difficult to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, results of operation, financial condition and continued viability will be materially adversely affected and we may have to cease operations.

    To the extent we encounter additional opportunities to raise cash, we would likely sell additional equity or debt securities. Due to our current stock price and market conditions, and the amount of capital we need, any such debt or equity securities are likely to be sold at a relatively low price and are likely to have substantial rights to control the Company. Stockholders are likely to experience extreme dilution as well as subordination of their rights. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants that restrict our operations.

THERE MAY BE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK AS A RESULT OF SHARES BEING AVAILABLE FOR SALE IN THE FUTURE.

    Sales of a substantial amount of common stock in the public market or by private placement, or the perception that these sales may occur, could adversely affect the market price of our common stock from time to time. This could also impair our ability to raise additional capital through the sale of our equity securities. We had approximately 28.9 million shares of common stock outstanding as of March 21, 2003. Options and warrants to purchase approximately 2.2 million shares of common stock were exercisable at December 31, 2002 and other options to purchase approximately 2.1 million shares of common stock become exercisable at various times through 2006.

THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN ITS DELISTING FROM THE NASDAQ SMALLCAP MARKET'sm'.

    The shares of our stock were previously listed on the Nasdaq National Market'r'. We received notification from the Nasdaq Stock Market (Nasdaq) on October 15, 2002, that our common stock would be delisted from the Nasdaq National Market because we did not comply with Nasdaq's minimum bid price requirements. Specifically, we did not comply with Marketplace Rule 4450(a)(5) when the bid price of our common stock closed at less than $1.00 per share for 30 consecutive trading days.

    Nasdaq approved the transfer of our common stock to the Nasdaq SmallCap Market effective December 19, 2002. As with the Nasdaq National Market, the Nasdaq SmallCap Market requires listed companies to have a minimum closing bid price of $1.00 per share. We have been afforded an additional 180-day grace period until July 10, 2003, to evidence compliance with the $1.00 minimum closing bid price requirement.

    If during the Nasdaq SmallCap grace period, the closing bid price of our common stock remains below $1.00, we will be deemed to be out of compliance with the Nasdaq requirements and will have to explore certain avenues, including a potential reverse stock split, to increase our stock price above $1.00 and thus regain compliance. There can be no assurance that the Company will be able to maintain its Nasdaq listing in the future.

    Our failure to meet Nasdaq's maintenance criteria may result in the delisting of our common stock from Nasdaq. In such event, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the 'pink sheets'. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to the sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

    A delisting from the Nasdaq SmallCap Market will also make us ineligible to use Form S-3 to register shares of our common stock with the Securities and Exchange Commission, thereby making it more difficult and expensive for us to register our common stock and raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

WE MAY ASK OUR SHAREHOLDERS TO APPROVE THE IMPLEMENTATION OF A REVERSE STOCK SPLIT.

    One means of possibly achieving compliance with Nasdaq's $1.00 minimum bid price requirement is to implement a reverse stock split of our common stock whereby the outstanding shares of common stock are converted into a lesser number of shares of common stock. If we are able to obtain financing, the investors may require that we implement a reverse stock split in order to attempt to maintain our Nasdaq listing. The effect of any reverse stock split of the common stock upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split, and there may not be a sustained increase in the trading price of our common stock after giving effect to the reverse stock split. Moreover, the trading price may not remain above the thresholds required by the Nasdaq National Market'r' or the Nasdaq SmallCap MarketSM and we may not be able to continue to meet the other continued listing requirements of the Nasdaq National Market or the Nasdaq SmallCap Market.

    The resulting decrease in the number of shares of our common stock outstanding could potentially impact the liquidity of our common stock, especially in the case of larger block trades. The reverse stock split would result in some stockholders owning 'odd-lots' of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in 'round-lots' of even multiples of 100 shares.

    The reverse stock split could also result in a greater spread between the number of authorized shares and the number of outstanding shares, which may have the effect of discouraging an attempt to change control of the Company, especially in the event of a hostile takeover bid, and to make more difficult the removal of incumbent management.

IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

    We have incurred losses since inception. As of December 31, 2002, we had an accumulated deficit of approximately $103.9 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and clinical trials of product candidates. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

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

     Triapine'r' is being evaluated for its safety in Phase I trials as a single agent and in combination with standard therapies. As a single agent, Triapine is being evaluated for its safety and activity in Phase II trials;

     VNP40101M is being evaluated for safety in Phase I trials; and

     TAPET'r' is being evaluated for safety in Phase I trials.

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

IF OUR DRUG TRIALS ARE DELAYED OR ACHIEVE UNFAVORABLE RESULTS, WE WILL NOT BE ABLE TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS.

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

    Factors that can cause delay or termination in our clinical trials include:

     slow patient enrollment;

     long treatment time required to demonstrate safety and effectiveness;

     lack of sufficient supplies of the product candidate;

     adverse medical events or side effects in treated patients;

     lack of effectiveness of the product candidate being tested; and

     lack of sufficient funds.

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

IF OUR POTENTIAL PRODUCTS CAUSE UNACCEPTABLE SIDE EFFECTS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

    Unacceptable side effects may be discovered during preclinical and clinical testing of one or more of our potential products. If the side effects are determined unacceptable, we will not be able to commercialize our products. In particular, TAPET'r' uses genetically altered Salmonella bacteria for delivery of genes or gene products to tumors. The use of bacteria in general, or Salmonella in particular, to deliver genes or gene products is a new technology, and existing preclinical and clinical data on the safety and efficacy of this technology are very limited. While certain formulations of TAPET have been tested in limited human clinical trials, the results of preclinical studies and the limited human clinical trials performed to date may not be predictive of safety or efficacy in humans. Possible serious side effects of TAPET include bacterial infections, particularly the risk of septic shock, a serious and often fatal result of bacterial infection of the blood.

IF WE ARE FOUND TO BE INFRINGING ON PATENTS OR TRADE SECRETS OWNED BY OTHERS, WE MAY BE FORCED TO CEASE OR ALTER OUR DRUG DEVELOPMENT EFFORTS, OBTAIN A LICENSE TO CONTINUE THE DEVELOPMENT OR SALE OF OUR PRODUCTS, AND/OR PAY DAMAGES.

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

    We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business and compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others.

IF WE FAIL TO RECRUIT AND RETAIN KEY PERSONNEL, OUR RESEARCH AND DEVELOPMENT PROGRAMS MAY BE DELAYED.

    We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our president, chief executive officer and director; Mario Sznol, M.D., our vice president, clinical affairs; Terrence W. Doyle, Ph.D., our vice president of research and development; and Ivan King, Ph.D., our vice president of research. There is intense competition in the biotechnology industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise substantial additional financing and/or reduce expenses significantly in order to continue our operations beyond 2003. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs would be significantly and detrimentally affected.

WE FACE INTENSE COMPETITION IN THE MARKET FOR ANTICANCER PRODUCTS, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, OUR BUSINESS WILL SUFFER.

    Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase like our compound Triapine'r', agents which are alkylating agents like our compound VNP40101M and agents which are drug delivery systems like TAPET'r'. These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., and AstraZeneca PLC. These and other large pharmaceuticals companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

     Yale University, or Yale, for collaborative research and for technologies that are licensed by them to us;

     Healthcare facilities in the United States and overseas to perform human safety trials of our products;

     Clinical research organizations in the United States and overseas to monitor and collect data related to human safety trials; and

     Contract manufacturers to produce limited quantities of our products for use in clinical activities.

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

IF YALE DOES NOT CONDUCT RESEARCH RELATING TO PRODUCTS WE WOULD LIKE TO PURSUE, WE MAY NEVER REALIZE ANY BENEFITS FROM OUR FUNDING PROVIDED TO YALE.

    Through December 31, 2002, we have paid over $9.7 million in total to Yale, and we may continue to support Yale's research projects. We generally do not have the right to control the research that Yale is conducting with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research being conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

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

    We have in place a stockholder rights plan, or 'poison pill', which enables our board of directors to issue rights to purchase common stock when someone acquires 20% or more of the outstanding shares of our common stock. As a result of the plan, anyone wishing to take over the company would most likely be forced to negotiate a transaction with our Board and management in order not to trigger the pill. The need to negotiate with the Board or management could frustrate a proposed takeover particularly where the Board and management wish to remain entrenched. This would prevent our stockholders from participating in a takeover or tender offer, which might be of substantial value to them.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
VION PHARMACEUTICALS, INC.

    We have audited the accompanying balance sheet of Vion Pharmaceuticals, Inc. (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002 and for the period from May 1, 1994 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and the period from May 1, 1994 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Hartford, Connecticut
January 23, 2003

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002           2001
                                                                 ----           ----
                                                                (IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE DATA)
                           ASSETS
Current Assets:
    Cash and cash equivalents...............................  $  10,131       $  6,645
    Short-term investments..................................     --             15,999
                                                              ---------       --------
        Total cash, cash equivalents and short-term
          investments.......................................     10,131         22,644
    Accounts receivable.....................................         48             54
    Interest receivable.....................................         10            193
    Prepaid expenses........................................        249            130
                                                              ---------       --------
        Total current assets................................     10,438         23,021
    Property and equipment, net.............................        456            550
    Security deposits.......................................         29             30
                                                              ---------       --------
        Total assets........................................  $  10,923       $ 23,601
                                                              ---------       --------
                                                              ---------       --------
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accrued payroll and payroll-related expenses............  $     411       $    242
    Accounts payable and accrued expenses...................      1,648          2,261
                                                              ---------       --------
        Total current liabilities...........................      2,059          2,503
                                                              ---------       --------
Shareholders' Equity:
    Preferred stock, $0.01 par value, authorized: 5,000,000
      shares; issued and outstanding: none..................     --                 --
    Common stock, $0.01 par value, authorized: 100,000,000
      shares; issued and outstanding: 28,908,872 and
      28,873,373 shares at December 31, 2002 and 2001,
      respectively..........................................        289            289
    Additional paid-in capital..............................    112,447        112,377
    Accumulated other comprehensive loss....................     --                 (6)
    Accumulated deficit.....................................   (103,872)       (91,562)
                                                              ---------       --------
                                                                  8,864         21,098
                                                              ---------       --------
Total liabilities and shareholders' equity..................  $  10,923       $ 23,601
                                                              ---------       --------
                                                              ---------       --------

   The accompanying notes are an integral part of these financial statements.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS

                                                                                               FOR THE
                                                                                             PERIOD FROM
                                                                                             MAY 1, 1994
                                                                                             (INCEPTION)
                                                     FOR THE YEAR ENDED DECEMBER 31,           THROUGH
                                                   ------------------------------------      DECEMBER 31,
                                                     2002          2001          2000            2002
                                                     ----          ----          ----            ----
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues:
    Contract research grants.................      $    179      $    481      $    787       $   2,192
    Technology license fees..................            28           169            78           4,431
    Laboratory support services..............            26         --               82             143
    Research support services................             5         --            --              5,503
                                                   --------      --------      --------       ---------
        Total revenues.......................           238           650           947          12,269
                                                   --------      --------      --------       ---------
Operating expenses:
    Research and development.................         5,650         8,638         9,568          58,609
    Clinical trials..........................         4,897         3,891         3,259          21,367
                                                   --------      --------      --------       ---------
        Total research and development.......        10,547        12,529        12,827          79,976
    General and administrative...............         2,712         3,135         4,251          22,177
                                                   --------      --------      --------       ---------
        Total operating expenses.............        13,259        15,664        17,078         102,153
                                                   --------      --------      --------       ---------
Interest income..............................          (484)       (1,204)       (1,341)         (4,737)
Interest expense.............................         --            --               13             208
                                                   --------      --------      --------       ---------
    Loss before income tax benefit...........       (12,537)      (13,810)      (14,803)        (85,355)
Income tax benefit...........................          (227)        --            --               (227)
                                                   --------      --------      --------       ---------
    Net loss.................................       (12,310)      (13,810)      (14,803)        (85,128)
Preferred stock dividends and accretion......         --            --             (606)        (18,489)
                                                   --------      --------      --------       ---------
Loss applicable to common shareholders.......      $(12,310)     $(13,810)     $(15,409)      $(103,617)
                                                   --------      --------      --------       ---------
                                                   --------      --------      --------       ---------
Basic and diluted loss applicable to common
  shareholders per share.....................      $  (0.43)     $  (0.51)     $  (0.64)
                                                   --------      --------      --------
                                                   --------      --------      --------

Weighted-average number of shares of common
  stock outstanding..........................      28,888,180    27,212,034    24,089,164
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                         CLASS A             CLASS B
                                       CONVERTIBLE         CONVERTIBLE
                                     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK                 ADDITIONAL
                                    ------------------   ---------------   ------------------   TREASURY    PAID-IN
                                     SHARES     AMOUNT   SHARES   AMOUNT    SHARES     AMOUNT    STOCK      CAPITAL
                                     ------     ------   ------   ------    ------     ------    -----      -------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Issuance of common stock -- July
 and August 1994..................                                         2,852,548    $ 29
Net loss..........................
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Balance at December 31, 1994......     --       $--       --       $--     2,852,548    $ 29     $--        $ --
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Stock options issued for
 compensation -- February 1995....                                                                              540
Reverse acquisition of MelaRx
 Pharmaceuticals, Inc. -- April
 1995.............................                                         2,000,000      20                  4,300
Shares repurchased pursuant to
 employment agreements -- April
 1995.............................                                          (274,859)     (3)
Private placement of common
 stock -- April 1995..............                                            76,349    --                      205
Warrants issued with bridge
 notes -- April 1995..............                                                                              200
Initial public offering of Unit
 Purchase Options -- August 1995
 and September 1995...............                                         2,875,000      29                  9,667
Issuance of common stock..........                                             1,250    --                        1
Net loss..........................
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Balance at December 31, 1995......     --       $--       --       $--     7,530,288    $ 75     $--        $14,913
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Issuance of Class A convertible
 preferred stock..................  1,250,000      13                                                        22,890
Conversion of Class A convertible
 preferred stock..................   (164,970)     (1)                       458,255       5                     (4)
Class A convertible preferred
 stock dividend...................     21,998    --                                                             256
Issuance of common stock..........                                            29,418    --                      104
Compensation associated with stock
 option grants....................                                                                              190
Amortization of deferred
 compensation.....................
Net loss..........................
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Balance at December 31, 1996......  1,107,028   $  12     --       $--     8,017,961    $ 80     $--        $38,349
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Conversion of Class A convertible
 preferred stock..................   (396,988)     (4)                     1,102,757      11                     (7)
Class A convertible preferred
 stock dividend...................     47,592    --                                                             623
Issuance of Class B convertible
 preferred stock..................                       4,850     --                                         4,852
Conversion of Class B convertible
 preferred stock..................                        (258)    --         64,642       1                     (1)
Accretion of dividend payable on
 Class B convertible preferred
 stock............................                                                                              138
Extension/reissuance of
 underwriter warrants.............                                                                              168
Exercise of warrants..............                                               238    --                    --
Issuance of common stock..........                                           598,336       6                  3,464
Exercise of stock options.........                                            50,000    --                       20
Compensation associated with stock
 option grants....................                                                                               56
Amortization of deferred
 compensation.....................
Net loss..........................
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
Balance at December 31, 1997......    757,632   $   8    4,592     $--     9,833,934    $ 98     $--        $47,662
                                    ---------   ------   -----     ----    ---------    ----     -----      -------
                                    ---------   ------   -----     ----    ---------    ----     -----      -------






                                                    ACCUMULATED
                                                       OTHER                         TOTAL
                                      DEFERRED     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                    COMPENSATION   INCOME (LOSS)     DEFICIT        EQUITY
                                    ------------   -------------     -------        ------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Issuance of common stock -- July
 and August 1994..................                                  $    (21)       $     8
Net loss..........................                                      (476)          (476)
                                       -----           -----        --------        -------
Balance at December 31, 1994......     $--             $--          $   (497)       $  (468)
                                       -----           -----        --------        -------
Stock options issued for
 compensation -- February 1995....                                                      540
Reverse acquisition of MelaRx
 Pharmaceuticals, Inc. -- April
 1995.............................                                                    4,320
Shares repurchased pursuant to
 employment agreements -- April
 1995.............................                                         2             (1)
Private placement of common
 stock -- April 1995..............                                                      205
Warrants issued with bridge
 notes -- April 1995..............                                                      200
Initial public offering of Unit
 Purchase Options -- August 1995
 and September 1995...............                                                    9,696
Issuance of common stock..........                                                        1
Net loss..........................                                    (9,531)        (9,531)
                                       -----           -----        --------        -------
Balance at December 31, 1995......     $--             $--          $(10,026)       $ 4,962
                                       -----           -----        --------        -------
Issuance of Class A convertible
 preferred stock..................                                   (11,371)        11,532
Conversion of Class A convertible
 preferred stock..................                                                   --
Class A convertible preferred
 stock dividend...................                                      (256)        --
Issuance of common stock..........                                                      104
Compensation associated with stock
 option grants....................      (190)                                        --
Amortization of deferred
 compensation.....................        83                                             83
Net loss..........................                                    (7,609)        (7,609)
                                       -----           -----        --------        -------
Balance at December 31, 1996......     $(107)          $--          $(29,262)       $ 9,072
                                       -----           -----        --------        -------
Conversion of Class A convertible
 preferred stock..................                                                   --
Class A convertible preferred
 stock dividend...................                                      (623)        --
Issuance of Class B convertible
 preferred stock..................                                      (370)         4,482
Conversion of Class B convertible
 preferred stock..................                                                   --
Accretion of dividend payable on
 Class B convertible preferred
 stock............................                                      (138)        --
Extension/reissuance of
 underwriter warrants.............                                                      168
Exercise of warrants..............                                                   --
Issuance of common stock..........                                                    3,470
Exercise of stock options.........                                                       20
Compensation associated with stock
 option grants....................                                                       56
Amortization of deferred
 compensation.....................        35                                             35
Net loss..........................                                    (5,344)        (5,344)
                                       -----           -----        --------        -------
Balance at December 31, 1997......     $ (72)          $--          $(35,737)       $11,959
                                       -----           -----        --------        -------
                                       -----           -----        --------        -------

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -- (CONTINUED)

                                         CLASS A             CLASS B
                                       CONVERTIBLE         CONVERTIBLE
                                     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK                  ADDITIONAL
                                    ------------------   ---------------   -------------------   TREASURY    PAID-IN
                                     SHARES     AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT    STOCK      CAPITAL
                                     ------     ------   ------   ------     ------     ------    -----      -------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Accretion of dividend payable on
 Class B convertible preferred
 stock............................                                                                           $   287
Conversion of Class B convertible
 preferred stock..................                       (4,592)   $--      1,205,178    $ 12                    (12)
Premium on conversion dividend on
 Class B convertible preferred
 stock............................                                            585,898       6                  2,044
Conversion of Class A convertible
 preferred stock..................   (174,981)   $ (2)                        486,062       5                     (3)
Class A convertible preferred
 stock dividend...................     34,005    --                                                              329
Discount on Series 1998
 convertible preferred stock......                                                                             1,597
Series 1998 convertible preferred
 stock accretion..................
Common stock issued in exchange
 for cancellation of outstanding
 warrants.........................                                          1,792,952      18                    (61)
Exercise of stock options.........                                             32,750    --                      120
Exercise of warrants..............                                             16,272    --                       11
Compensation associated with stock
 option grants....................                                                                                51
Amortization of deferred
 compensation.....................
Net loss..........................
                                    ---------    ----    ------    ----    ----------    ----     -----      -------
Balance at December 31, 1998......    616,656    $  6      --      $--     13,953,046    $139     $--        $52,025
                                    ---------    ----    ------    ----    ----------    ----     -----      -------
Conversion of Class A convertible
 preferred stock..................   (144,612)     (1)                        401,707       4                     (3)
Class A convertible preferred
 stock dividend...................     26,150    --                                                              385
Series 1998 convertible preferred
 stock accretion..................
Common stock issued in exchange
 for cancellation of outstanding
 warrants.........................                                                102    --
Exercise of stock options.........                                            470,886       5      (196)         650
Retirement of treasury stock......                                            (35,659)   --         196
Exercise of warrants..............                                             26,296    --
Issuance of common stock..........                                          3,425,741      34                 14,955
Amortization of deferred
 compensation.....................
Net loss..........................
                                    ---------    ----    ------    ----    ----------    ----     -----      -------
Balance at December 31, 1999......    498,194    $  5      --      $--     18,242,119    $182     $--        $68,012
                                    ---------    ----    ------    ----    ----------    ----     -----      -------
Conversion of Class A convertible
 preferred stock..................   (502,928)     (5)                      1,397,035      14                     (9)
Redemption of Class A convertible
 preferred stock..................       (545)   --                                                               (5)
Class A convertible preferred
 stock dividend...................      5,279    --                                                              248
Series 1998 convertible preferred
 stock accretion..................
Conversion of Series 1998
 convertible preferred stock......                                          1,507,024      15                  5,523
Exercise of stock options.........                                            650,409       7                  2,868
Exercise of warrants..............                                          4,371,055      44                 23,270
Compensation associated with stock
 option grants....................                                                                               120
Amortization of deferred
 compensation.....................
Change in net unrealized gains and
 losses...........................
Net loss..........................
Comprehensive loss................
                                    ---------    ----    ------    ----    ----------    ----     -----      -------
Balance at December 31, 2000......     --        $--       --      $--     26,167,642    $262     $--        $100,027
                                    ---------    ----    ------    ----    ----------    ----     -----      -------




                                                    ACCUMULATED
                                                       OTHER                         TOTAL
                                      DEFERRED     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                    COMPENSATION   INCOME (LOSS)     DEFICIT        EQUITY
                                    ------------   -------------     -------        ------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Accretion of dividend payable on
 Class B convertible preferred
 stock............................                                  $   (287)      $ --
Conversion of Class B convertible
 preferred stock..................                                                   --
Premium on conversion dividend on
 Class B convertible preferred
 stock............................                                    (2,049)             1
Conversion of Class A convertible
 preferred stock..................                                    --
Class A convertible preferred
 stock dividend...................                                      (329)        --
Discount on Series 1998
 convertible preferred stock......                                    (1,597)        --
Series 1998 convertible preferred
 stock accretion..................                                      (151)          (151)
Common stock issued in exchange
 for cancellation of outstanding
 warrants.........................                                                      (43)
Exercise of stock options.........                                                      120
Exercise of warrants..............                                                       11
Compensation associated with stock
 option grants....................                                                       51
Amortization of deferred
 compensation.....................     $  35                                             35
Net loss..........................                                   (10,478)       (10,478)
                                       -----           -----        --------       --------
Balance at December 31, 1998......     $ (37)          $ --         $(50,628)      $  1,505
                                       -----           -----        --------       --------
Conversion of Class A convertible
 preferred stock..................                                                   --
Class A convertible preferred
 stock dividend...................                                      (385)        --
Series 1998 convertible preferred
 stock accretion..................                                      (325)          (325)
Common stock issued in exchange
 for cancellation of outstanding
 warrants.........................                                                   --
Exercise of stock options.........                                       (40)           419
Retirement of treasury stock......                                      (196)        --
Exercise of warrants..............                                                   --
Issuance of common stock..........                                                   14,989
Amortization of deferred
 compensation.....................        34                                             34
Net loss..........................                                   (10,769)       (10,769)
                                       -----           -----        --------       --------
Balance at December 31, 1999......     $  (3)          $ --         $(62,343)      $  5,853
                                       -----           -----        --------       --------
Conversion of Class A convertible
 preferred stock..................                                                   --
Redemption of Class A convertible
 preferred stock..................                                                       (5)
Class A convertible preferred
 stock dividend...................                                      (248)        --
Series 1998 convertible preferred
 stock accretion..................                                      (358)          (358)
Conversion of Series 1998
 convertible preferred stock......                                                    5,538
Exercise of stock options.........                                                    2,875
Exercise of warrants..............                                                   23,314
Compensation associated with stock
 option grants....................                                                      120
Amortization of deferred
 compensation.....................         3                                              3
Change in net unrealized gains and
 losses...........................                       120                            120
Net loss..........................                                    14,803        (14,803)
                                                                                   --------
Comprehensive loss................                                                  (14,683)
                                       -----           -----        --------       --------
Balance at December 31, 2000......     $--             $ 120        $(77,752)      $ 22,657
                                       -----           -----        --------       --------

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY -- (CONTINUED)

                                         CLASS A             CLASS B
                                       CONVERTIBLE         CONVERTIBLE
                                     PREFERRED STOCK     PREFERRED STOCK      COMMON STOCK                  ADDITIONAL
                                    ------------------   ---------------   -------------------   TREASURY    PAID-IN
                                     SHARES     AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT    STOCK      CAPITAL
                                     ------     ------   ------   ------     ------     ------    -----      -------
                                                            (IN THOUSANDS, EXCEPT SHARE DATA)
Public offering of common
 stock -- August 2001.............                                          2,500,000    $ 25                $ 11,386
Exercise of stock options.........                                            191,527       2                     777
Exercise of warrants..............                                              4,015    --                        14
Compensation associated with stock
 option grants....................                                                                                111
Issuances under employee benefit
 plans............................                                             10,189    --                        62
Change in net unrealized gains and
 losses...........................
Net loss..........................
Comprehensive loss................
                                    ---------    ----    ------    ----    ----------    ----     -----      --------
Balance at December 31, 2001......     --        $--       --      $--     28,873,373    $289     $--        $112,377
                                    ---------    ----    ------    ----    ----------    ----     -----      --------
Exercise of stock options.........                                             10,395    --                        32
Issuances under employee benefit
 plans............................                                             25,104    --                        38
Change in net unrealized gains and
 losses...........................
Net loss..........................
Comprehensive loss................
                                    ---------    ----    ------    ----    ----------    ----     -----      --------
Balance at December 31, 2002......     --        $--       --      $--     28,908,872    $289     $--        $112,447
                                    ---------    ----    ------    ----    ----------    ----     -----      --------
                                    ---------    ----    ------    ----    ----------    ----     -----      --------




                                                    ACCUMULATED
                                                       OTHER                         TOTAL
                                      DEFERRED     COMPREHENSIVE   ACCUMULATED   SHAREHOLDERS'
                                    COMPENSATION   INCOME (LOSS)     DEFICIT        EQUITY
                                    ------------   -------------     -------        ------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Public offering of common
 stock -- August 2001.............                                                 $ 11,411
Exercise of stock options.........                                                      779
Exercise of warrants..............                                                       14
Compensation associated with stock
 option grants....................                                                      111
Issuances under employee benefit
 plans............................                                                       62
Change in net unrealized gains and
 losses...........................                     $(126)                          (126)
Net loss..........................                                  $ (13,810)      (13,810)
                                                                                   --------
Comprehensive loss................                                                  (13,936)
                                       -----           -----        ---------      --------
Balance at December 31, 2001......     $--             $  (6)       $ (91,562)     $ 21,098
                                       -----           -----        ---------      --------
Exercise of stock options.........                                                       32
Issuances under employee benefit
 plans............................                                                       38
Change in net unrealized gains and
 losses...........................                         6                              6
Net loss..........................                                    (12,310)      (12,310)
                                                                                   --------
Comprehensive loss................                                                  (12,304)
                                       -----           -----        ---------      --------
Balance at December 31, 2002......     $--             $--          $(103,872)     $  8,864
                                       -----           -----        ---------      --------
                                       -----           -----        ---------      --------

   The accompanying notes are an integral part of these financial statements.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                                                    FOR THE
                                                                                                  PERIOD FROM
                                                                                                  MAY 1, 1994
                                                                                                  (INCEPTION)
                                                               FOR THE YEAR ENDED DECEMBER 31,      THROUGH
                                                              ---------------------------------   DECEMBER 31,
                                                                2002        2001        2000          2002
                                                                ----        ----        ----          ----
                                                                               (IN THOUSANDS)
Cash flows from operating activities:
    Net loss................................................  $(12,310)   $(13,810)   $(14,803)     $(85,128)
    Adjustments to reconcile net loss to net cash used in
      operating activities --
        Depreciation and amortization.......................       239         283         450         2,420
        Loss on fixed asset disposals.......................     --              4       --                4
        Decrease (increase) in receivables and prepaid
          expenses..........................................        70         319       1,073          (306)
        Decrease (increase) in other assets.................         1       --            438           (26)
        (Decrease) increase in current liabilities..........      (444)       (494)        262         2,024
        Non-cash compensation...............................     --            111         123         1,068
        Purchased research and development..................     --          --          --            4,481
        Amortization of financing costs.....................     --          --          --              346
        Extension/re-issuance of placement agent warrants...     --          --          --              168
        Stock issued for services...........................     --          --          --              600
                                                              --------    --------    --------      --------
Net cash used in operating activities.......................   (12,444)    (13,587)    (12,457)      (74,349)
                                                              --------    --------    --------      --------
Cash flows from investing activities:
    Purchases of marketable securities......................    (2,297)    (18,048)    (38,299)      (83,351)
    Maturities of marketable securities.....................    18,302      20,083      20,259        83,351
    Acquisition of fixed assets.............................      (145)       (260)       (368)       (1,936)
                                                              --------    --------    --------      --------
Net cash provided by (used in) investing activities.........    15,860       1,775     (18,408)       (1,936)
                                                              --------    --------    --------      --------
Cash flows from financing activities:
    Initial public offering.................................     --          --          --            9,696
    Net proceeds from issuance of common stock..............        70      12,252       2,875        33,889
    Net proceeds from issuance of preferred stock...........     --          --          --           20,716
    Net proceeds from exercise of Class A Warrants..........     --          --          5,675         5,675
    Net proceeds from exercise of Class B Warrants..........     --          --         17,538        17,538
    Net proceeds from exercise of other warrants............     --             14         101           115
    Repayment of equipment capital leases...................     --             (6)       (160)         (927)
    Other financing activities, net.........................     --          --             (5)         (286)
                                                              --------    --------    --------      --------
Net cash provided by financing activities...................        70      12,260      26,024        86,416
                                                              --------    --------    --------      --------
Change in cash and cash equivalents.........................     3,486         448      (4,841)       10,131
Cash and cash equivalents, beginning of period..............     6,645       6,197      11,038        --
                                                              --------    --------    --------      --------
Cash and cash equivalents, end of period....................  $ 10,131    $  6,645    $  6,197      $ 10,131
                                                              --------    --------    --------      --------
                                                              --------    --------    --------      --------

Supplemental schedule of non-cash investing and financing activities:

Cash paid for interest was $13 for the year ended December 31, 2000, and $208 for the period from May 1, 1994 (inception) through December 31, 2002. No interest was paid for the years ended December 31, 2002 and 2001.

   The accompanying notes are an integral part of these financial statements.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

1. THE COMPANY

    Vion Pharmaceuticals, Inc. (the 'Company') is a development stage biopharmaceutical company engaged in the research, development and commercialization of therapeutics and technologies for the treatment of cancer. The Company was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

    In April 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ('MelaRx') and the Company's name was changed to OncoRx, Inc. The stockholders of the Company were issued 2,654,038 common shares and 23,859 preferred shares of MelaRx in exchange for all 2,000,000 outstanding shares of common stock of the Company valued at $2.16 per share (fair value). As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction was recorded as a purchase in the Company's financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The $4.5 million excess of cost over the fair value of MelaRx's net tangible assets was treated as purchased research and development and expensed immediately.

    In August 1995, the Company completed an initial public offering (refer to Note 5) resulting in net proceeds to the Company of $9.7 million.

    In April 1996, the Company's name was changed to Vion Pharmaceuticals, Inc.

2. LIQUIDITY AND MANAGEMENT'S PLAN

    At December 31, 2002, the Company had cash and cash equivalents of $10.1 million. In May 2002, the Company announced a realignment plan to conserve its cash resources and focus its efforts on advancing Triapine and VNP40101M into Phase II clinical trials. That plan included a staff reduction, deferral of a portion of management's salaries, and other decreases in expenses. The Company has identified additional cost reductions to enable it to fund its operations into the first quarter of 2004. These cost reductions would need to be implemented well before the fourth quarter of 2003 to have an impact on the Company's ability to continue beyond 2003. The Company estimates that it will need cash of approximately $8.6 million, net of cash inflows from research grants, technology licenses and interest, to fund its operations for the entire year of 2003 after giving effect to these additional cost reductions. Accordingly, the Company believes it has sufficient cash and cash equivalents to fund its operations through December 31, 2003. However, even after making these additional cost reductions, the Company will be required to raise additional capital to fund its operations beyond the first quarter of 2004. If the Company raises additional capital in 2003, it may not need to implement the additional cost reductions referred to above.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

    Cash equivalents include investments with original maturities of three months or less when purchased.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. Carrying values for all financial instruments included in current assets and current liabilities approximate fair value, because of their short-term nature.

INVESTMENTS

    All investments consisting of debt securities, which typically mature in one year or less, and equity securities, are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses, net of the related income taxes, are reported as a separate component of shareholders' equity until realized.

    As of December 31, 2001, the Company's investments had a cost of $16 million and gross unrealized holding gains and losses of $0.1 million each. There have been no realized investment gains or losses incurred through December 31, 2002.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

    The following is a summary of property and equipment as of December 31 (in thousands):

                                                               2002      2001
                                                               ----      ----
Office and computer equipment...............................  $   504   $   378
Furniture and fixtures......................................      211       211
Laboratory equipment........................................    1,693     1,684
Leasehold improvements......................................      378       371
                                                              -------   -------
                                                                2,786     2,644
Accumulated depreciation and amortization...................   (2,330)   (2,094)
                                                              -------   -------
Property and equipment, net.................................  $   456   $   550
                                                              -------   -------
                                                              -------   -------

    Depreciation expense was $0.2 million, $0.3 million and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, and $2.4 million for the period from May 1, 1994 (inception) through December 31, 2002.

DEFERRED INCOME TAXES

    Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and on net operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred income tax assets to an estimated realizable value.

REVENUE RECOGNITION

    Contract Research Grants. The Company has received grants from the National Cancer Institute for various research projects. The grants provide for reimbursement of project costs. Revenues of $0.2 million, $0.5 million, $0.8 million and $2.2 million from these grants have been recognized as the costs

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

were incurred for the years ended December 31, 2002, 2001 and 2000, and for the period from May 1, 1994 (inception) to December 31, 2002, respectively.

    Technology License Fees. The Company has recognized revenue from fees, including non-refundable upfront fees, under license agreements with Boehringer Ingelheim International GmbH, San-Mar Laboratories and others (refer to Note 4) totaling $28,000, $0.2 million, $0.1 million and $4.4 million for the years ended December 31, 2002, 2001, and 2000, and the period from May 1, 1994 (inception) through December 31, 2002, respectively. Non-refundable upfront fees are recognized as revenue over the life of the collaboration agreement.

    Laboratory and Research Support Services. The Company recognizes revenue from laboratory and research support services as the services are performed.

PER SHARE DATA

    The following table sets forth the computation of basic and diluted loss applicable to common shareholders per share (in thousands, except per share data):

                                                           2002       2001       2000
                                                           ----       ----       ----
Numerator:
    Net loss...........................................  $(12,310)  $(13,810)  $(14,803)
    Preferred stock dividends and accretion............        --         --       (606)
                                                         --------   --------   --------
    Loss applicable to common shareholders per share...   (12,310)   (13,810)   (15,409)
Denominator:
    Weighted-average number of shares of common stock
      outstanding......................................    28,888     27,212     24,089
                                                         --------   --------   --------
Basic and diluted loss applicable to common
  shareholders per share...............................  $  (0.43)  $  (0.51)  $  (0.64)
                                                         --------   --------   --------
                                                         --------   --------   --------

    For additional disclosures regarding warrants and preferred stock, refer to
Note 5. For additional disclosures regarding stock options, refer to Note 6. These potentially dilutive securities were not included in the calculation of the diluted loss applicable to common shareholders per share as the effect would be antidilutive.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ('APB 25') and related Interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ('SFAS 123'), requires use of option valuation models that were not developed for use in valuing employee stock options. Other than compensation expense of $0.1 million recognized for each of the years ended December 31, 2001 and 2000, no stock-based compensation cost is reflected in the Company's reported net loss. Under APB 25, if the terms of the option are fixed and the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                           2002       2001       2000
                                                           ----       ----       ----
Net loss, as reported..................................  $(12,310)  $(13,810)  $(14,803)
Add: Stock-based employee compensation expense included
  in reported net income...............................        --        111        120
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all
  awards...............................................    (3,368)    (3,476)    (3,635)
                                                         --------   --------   --------
Pro forma net loss.....................................   (15,678)   (17,175)   (18,318)
Preferred stock dividends and accretion................        --         --       (606)
                                                         --------   --------   --------
Pro forma loss applicable to common shareholders.......  $(15,678)  $(17,175)  $(18,924)
                                                         --------   --------   --------
                                                         --------   --------   --------
Pro forma basic and diluted loss applicable to common
  shareholders per share...............................  $  (0.54)  $  (0.63)  $  (0.79)
                                                         --------   --------   --------
                                                         --------   --------   --------

4. RESEARCH AND LICENSE AGREEMENTS

YALE/VION (FORMERLY ASSUMED BY MELARX PHARMACEUTICALS, INC.) LICENSE AGREEMENT -- SEPTEMBER 1990

    Pursuant to a license agreement between the Company and Yale University ('Yale'), the Company obtained rights to a synthetic form of melanin, which the Company has named MELASYN'r'. Under the terms of the Yale license agreement, the Company pays a license fee to Yale for products sold by the Company or its sublicensees. In 1998, the Company agreed to be the exclusive selling agent for MELASYN and sublicensed the MELASYN technology to San-Mar Laboratories ('San-Mar'). Under the terms of the amended sublicense agreement expiring February 28, 2003, the Company granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN to a specific customer. The Company receives a sublicense fee from products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year.

YALE/VION (FORMERLY MELARX PHARMACEUTICALS, INC.) RESEARCH AGREEMENT -- JULY
1992

    In July 1992, the Company entered into a research agreement with Yale to provide funding for certain research projects performed under the supervision of Dr. John Pawelek. The research agreement was renewed in July 1998 and provided for funding of $0.9 million per year through June 30, 2001. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET'r'.

    In October 2000, the Company restructured the agreement to provide gifts to Yale of $0.7 million each in October 2000 and July 2001 to support the research projects. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the gifts when made as research and development expense. Included in the Company's current liabilities at December 31, 2001, is $0.3 million for the balance of the gift paid to Yale in 2002.

    The Company was granted exclusive licenses by Yale to make, use, sell and practice the inventions covered by various patents. The Company is obligated to pay royalties on sales of licensed products. No amounts have been paid or are due to Yale through December 31, 2002, under this agreement.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

YALE/VION (FORMERLY ONCORX, INC.) LICENSE AGREEMENT -- AUGUST 1994

    We are a party to a license agreement with Yale entered into in August 1994 and subsequently amended in six amendments, most recently in March 2003. Under this amended license, Yale granted to the Company a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this amended license. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

    Pursuant to the original agreement, the Company issued to Yale 159,304 shares of the Company's common stock and made a payment of $50,000. In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which Yale agreed to reduce certain amounts payable by the Company in exchange for 150,000 shares of the Company's common stock issued to Yale valued at $0.6 million.

YALE/VION (FORMERLY ONCORX, INC.) LICENSE AGREEMENTS -- DECEMBER 1995

    In December 1995, the Company and Yale entered into a license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed under this agreement relates to TAPET'r'. Pursuant to the license agreement, the Company paid Yale a $0.1 million fee.

    In December 1995, the Company and Yale entered into another license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

    Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

COOPERATIVE RESEARCH AND DEVELOPMENT AGREEMENT

    In April 2000, the Company entered into a Cooperative Research and Development Agreement ('CRADA') with the National Institutes of Health, National Cancer Institute ('NCI'), Division of Clinical Sciences, Surgery Branch for 'Development of TAPET-Based Immunotherapies Targeted Against Cancer.' Under the terms of the CRADA, the Surgery Branch provided materials and supplies for research and development projects using CRADA funds, personnel and other resources supplied by the Company. For the years ended December 31, 2002, 2001 and 2000, $0.2 million, $0.4 million and $0.3 million, respectively, have been recorded as research and development expense under the CRADA.

    In June 2002, payments to the NCI under the CRADA were suspended by mutual agreement in connection with the Realignment Plan announced by the Company in May 2002. Initial work under the CRADA had been completed and no additional work is planned pending the development of second generation TAPET vectors and data for improved colonization in preclinical models.

BOEHRINGER INGELHEIM AGREEMENT

    In 1997, the Company and Boehringer Ingelheim International GmbH ('BI') entered into an exclusive worldwide licensing agreement for the development and marketing of Promycin'r', an anticancer agent. The Company received $4.0 million in upfront technology access fees and net proceeds of $2.9 million from the sale of its common stock. BI also reimbursed the Company for certain

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

development costs. The Company was required to use the BI license fee of $4.0 million exclusively for Promycin development expenses.

    In June 2000, patient accrual into Promycin clinical studies sponsored by BI was put on hold. Subsequently, BI made the determination to cease development of Promycin. In March 2003, the Company transferred its Promycin technology back to Yale.

5. SHAREHOLDERS' EQUITY

    In April 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx resulting in net proceeds to the Company of $4.3 million (refer to Note 1). Shortly prior to the consummation of the merger, the Company issued 76,349 shares of common stock for net proceeds of $0.2 million.

    In August 1995, the Company completed an initial public offering ('IPO') of 2,875,000 Unit Purchase Options ('UPOs'), consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at $4.00 per UPO. The net proceeds to the Company from the IPO were $9.7 million before repayment of certain bridge financing. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The Class A and Class B Warrants were exercisable through August 14, 2000, and were exchanged, exercised or redeemed prior to that date.

    In conjunction with the IPO, the Company granted the underwriter an option to purchase up to 250,000 UPOs at $5.20 per UPO, subsequently adjusted due to antidilution provisions, exercisable through August 14, 2000. Prior to their expiration, option holders exercised the remaining 113,333 UPOs and underlying Class A and B Warrants resulting in aggregate net proceeds to the Company of approximately $2.8 million. The UPOs were exercised for 127,161 shares of common stock for net proceeds of $0.6 million, 127,161 Class A Warrants and 127,161 Class B Warrants. The Class A Warrants were immediately exercised for 127,161 shares of common stock for net proceeds of $0.6 million and 127,161 Class B Warrants. All of the 254,322 Class B Warrants were immediately exercised for 254,322 shares of common stock resulting in net proceeds to the Company of $1.6 million.

    Commencing with its IPO through December 31, 2002, the Company has raised gross proceeds of $87.3 million through the issuance of common stock, preferred stock and warrants.

CLASS A CONVERTIBLE PREFERRED STOCK

    In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock ('Class A Stock'), at $10.00 per share, resulting in net proceeds to the Company of $11.5 million. Each share of Class A Stock was immediately convertible into 2.777777 shares of the Company's common stock. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature (EITF D-60). The $11.4 million has been recognized as a charge against accumulated deficit with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. In connection with the foregoing transaction, the Company issued warrants to the placement agent, expiring May 22, 2001 (the 'Expiration Date'), to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. As of the Expiration Date, holders of warrants to purchase 257,321 shares elected cash or cashless exercises into 174,572 shares of common

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

stock and the remaining warrants to purchase 289,554 shares expired. The shares of Class A Stock paid semi-annual dividends of 5% per annum, payable in additional shares of Class A Stock, which were immediately convertible into common stock of the Company. The Company has recorded non-cash dividends from 1996 through 2000 totaling $1.8 million as a charge against the accumulated deficit and a credit to additional paid-in capital based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends. The non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The issuance of the Class A Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

    In accordance with the terms of the Class A Stock, on November 22, 2000 ('Notice Date'), the Company notified the holders of outstanding shares of its intention to redeem their Class A stock on December 26, 2000 ('Redemption Date'), at a redemption price of $10.00 per share. All outstanding shares of Class A Stock were converted by the holders into shares of common stock with the exception of 545 shares of Class A Stock that were redeemed for an aggregate of $5,450 and cancelled as of the Redemption Date.

CLASS B CONVERTIBLE PREFERRED STOCK

    In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock ('Class B Stock'), at $1,000 per share, resulting in net proceeds to the Company of $4.5 million. Shares of Class B Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance of $0.4 million was recognized upon the issuance of the Class B Stock as a charge against accumulated deficit, with a corresponding increase in additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. Shares of the Class B Stock were eligible, under certain circumstances, to receive dividends paid in Class C Convertible Preferred Stock ('Class C Stock'). The Class C Stock was immediately convertible into shares of common stock at the average closing bid price of the Company's common stock for thirty consecutive business days ending on the private placement closing date and was not entitled to dividends.

    Conversions of Class B Stock from January 1, 1998 through August 10, 1998, resulted in Class C dividends representing 180,141 shares of common stock valued at $0.6 million. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $0.1 million in 1997, and 61,078 shares of common stock valued at $0.3 million in 1998. These dividends were recorded as a charge against accumulated deficit, with a corresponding increase in paid-in capital. The dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

    In August 1998, the Company reached agreement with each of the holders of its Class B Stock to convert an aggregate of 2,892 shares of Class B Stock, constituting all of the outstanding Class B Stock, into an aggregate of 1,070,423 shares of common stock. This included Class C dividends representing 304,188 shares of common stock valued at $1.1 million, and accretion of 6,553 shares of common stock valued at $23,000. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, the excess of $0.4 million of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms has been added to the dividend requirement to arrive at loss applicable to common shareholders. Holders of the Class B Stock waived their antidilution rights arising from the issuance of the 5% Redeemable Convertible Preferred Stock Series 1998.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5% REDEEMABLE CONVERTIBLE PREFERRED STOCK SERIES 1998

    In June 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ('Series 1998 Preferred Stock'). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4.7 million. The shares of Series 1998 Preferred Stock accrued dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock was convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend has been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital from 1998 through 2000 of $0.8 million. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

    In accordance with the terms of the Series 1998 Preferred Stock, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1,507,024 common shares at the $3.60 conversion price, effective February 22, 2000.

ANTIDILUTION ADJUSTMENT TO CLASS A AND CLASS B WARRANTS

    As a result of the sale in May 1996 of Class A Stock, an antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on July 12, 1996 (the 'Payment Date') each holder of a Class A Warrant at the close of business on July 3, 1996 (the 'Record Date') was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. In addition, on the Payment Date each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

    Subsequently, as a result of the sale in June 1998 of 5,000 shares of Series 1998 Preferred Stock, an additional antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Specifically, on September 8, 1998 (the 'Payment Date') each holder of a Class A Warrant at the close of business on August 26, 1998 (the 'Record Date') was issued an additional 0.02 Class A Warrant and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. In addition, on the Payment Date, each holder of a Class B Warrant on the close of business on the Record Date was issued an additional 0.02 Class B Warrants and the exercise price of the Class B Warrant was reduced from $6.37 to $6.23.

CLASS A AND CLASS B WARRANT EXCHANGE OFFERS

    In 1998, the Company offered to exchange each outstanding Class A Warrant, at the holder's option, for either 0.438 shares of common stock or 0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either
0.212 shares of common stock or 0.123 shares of common stock and $0.32 in cash. As a result of the exchange offers, 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1,395,027 and 397,925 shares of the Company's common stock and $39,000 and $3,700 in cash, respectively.

REDEMPTION OF CLASS A WARRANTS

    In February 2000, the Company notified holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the 'Redemption Date'). The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. As of the Redemption Date, the Company had received net proceeds of $5.1 million from the exercise of 1.2 million Class A Warrants. Subsequently, the Company received net proceeds of $0.6 million from the exercise of 0.1 million Class A Warrants as a result of the exercises of UPOs.

REDEMPTION OF CLASS B WARRANTS

    In March 2000, the Company notified holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000 (the 'Redemption Date'). The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. As of the Redemption Date, the Company had received net proceeds of $15.9 million from the exercise of 2.6 million Class B Warrants. Subsequently, the Company received net proceeds of $1.6 million from the exercise of 0.3 million Class B Warrants as a result of the exercises of UPOs.

PRIVATE PLACEMENT OF COMMON STOCK -- APRIL 1999

    In April 1999, the Company consummated a private placement of the Company's common stock and issued 893,915 shares of common stock at approximately $4.47 per share, for gross proceeds of approximately $4 million.

PUBLIC OFFERING OF COMMON STOCK -- OCTOBER 1999

    In October and November 1999, the Company completed the sale of 2,530,000 newly issued shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.1 million. In conjunction with the offering, the underwriter was granted warrants to purchase 220,000 shares of common stock at $6.00 per share, expiring October 25, 2004. Through December 31, 2002, holders of warrants to purchase 12,000 shares had elected a cashless exercise into 6,786 shares of common stock.

PUBLIC OFFERING OF COMMON STOCK -- AUGUST 2001

    In August 2001, the Company completed the sale of 2,500,000 newly issued shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

ISSUANCE AND EXTENSION OF PLACEMENT AGENT WARRANTS

    In connection with its role as placement agent for two private financings of the Company's predecessor, MelaRx, Inc., D.H. Blair Investment Banking Corporation was issued warrants to purchase 202,486 shares of common stock at prices ranging from $3.56 to $4.44 per share, expiring on July 5, 1998 (the 'Expiration Date'). As of the Expiration Date, holders of warrants to purchase 94,336 shares elected a cashless exercise into 13,949 shares of common stock and the remaining warrants to purchase 108,150 shares expired.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

6. EMPLOYEE STOCK OPTION PLANS

    In July 1995, the Board of Directors of the Company adopted the Amended and Restated 1993 Stock Option Plan (the 'Option Plan'). The Option Plan, as subsequently amended, provides for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company to purchase up to an aggregate of 4.285 million shares of common stock. Incentive options granted under the Option Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant except that the term of an incentive option granted under the Option Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant. Options granted to date under the Option Plan become exercisable in no less than four equal annual installments commencing no earlier than the first anniversary of the date of grant except for certain options granted in 2001 that become exercisable in either one or two equal annual installments. No option may be granted under the Option Plan after April 14, 2003.

    Options granted outside the Option Plan include stock options granted in 1999 to purchase 980,000 shares of common stock to the Company's Chief Executive Officer under the Senior Executive Stock Option Plan. There are no additional shares available for issuance under this plan.

    The provisions of the Option Plan provide for the automatic grant of non-qualified stock options to purchase shares of common stock ('Director Options') to directors of the Company who are not employees or principal stockholders of the Company ('Eligible Directors'). Eligible Directors are granted a Director Option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director (an 'Initial Director Option'). Each Eligible Director, other than directors who received an Initial Director Option since the last annual meeting, is granted a Director Option to purchase 15,000 shares (20,000 shares for the Chairman of the Board) of common stock on the day immediately following the date of each annual meeting of stockholders, as long as such director is a member of the Board of Directors. The exercise price for each share subject to a Director Option shall be equal to the fair market value of the common stock on the date of grant. Director Options vest over periods ranging from one to four years. Eligible Directors accepted options exercisable in one year in lieu of cash payments for board fees for meetings held from December 2001 to December 2002. Director options expire the earlier of ten years after the date of grant or ninety days after the termination of the director's service on the Board of Directors. Options granted to directors totaled 202,271, 104,346 and 115,000 in 2002, 2001, and 2000,
respectively.

    Pro forma information regarding net income and earnings per share, as disclosed in Note 3, is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value of options granted under the Option Plan was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001, and 2000, respectively: risk-free interest rates of 4.3%, 4.6% and 6.0%; volatility factors of the expected market price of the Company's common stock of 2.167, 1.002 and 1.455; weighted-average expected option life in years of 5.76, 7 and 7; and no dividend yield.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected future stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    A summary of the Company's stock option activity under the Option Plan and related information is as follows:

                                               2002                     2001                     2000
                                      ----------------------   ----------------------   ----------------------
                                                   WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                       OPTIONS     EXERCISE     OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                      (IN 000'S)     PRICE     (IN 000'S)     PRICE     (IN 000'S)     PRICE
                                      ----------     -----     ----------     -----     ----------     -----
Outstanding at beginning of year....     2,763      $ 7.26       2,330        $7.94        1,557       $4.31
    Granted.........................     1,340        1.54       1,081         5.88        1,186       11.43
    Exercised.......................       (10)       3.07        (191)        4.09         (355)       4.10
    Cancelled.......................      (915)       7.10        (457)        8.83          (33)      10.94
    Expired.........................     --          --          --           --             (25)       5.00
                                        ------      ------       -----        -----       ------       -----
Outstanding at end of year..........     3,178      $ 4.91       2,763        $7.26        2,330       $7.94
                                        ------      ------       -----        -----       ------       -----
                                        ------      ------       -----        -----       ------       -----
Exercisable at end of year..........     1,217      $ 6.80         828        $6.48          595       $4.21
                                        ------      ------       -----        -----       ------       -----
                                        ------      ------       -----        -----       ------       -----
Weighted-average fair value of
  options granted during the year...    $ 1.53                   $5.08                    $11.01
                                        ------                   -----                    ------
                                        ------                   -----                    ------

    A summary of the Company's ranges of exercise prices and weighted-average remaining life and exercise price of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plan as of December 31, 2002, is as follows:

                                                 OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                       ----------------------------------------   -----------------------
                                                       WEIGHTED-      WEIGHTED-                 WEIGHTED-
                                                        AVERAGE        AVERAGE                   AVERAGE
                                       OUTSTANDING   REMAINING LIFE   EXERCISE    EXERCISABLE   EXERCISE
EXERCISE PRICE                         (IN 000'S)       (YEARS)         PRICE     (IN 000'S)      PRICE
--------------                         ----------       -------         -----     ----------      -----
$ 0.37 - $ 0.78......................       905           9.6          $ 0.57        --           --
$ 2.20 - $ 3.03......................        95           5.1            2.82           95       $ 2.82
$ 3.63 - $ 5.25......................     1,274           7.6            4.43          592         4.60
$ 5.38 - $ 7.15......................       168           6.5            6.18          126         6.15
$ 7.20 - $10.63......................       364           8.0            7.49          181         7.49
$12.25 - $17.88......................       372           7.2           14.50          223        14.18
                                          -----           ---          ------        -----       ------
                                          3,178           8.0          $ 4.91        1,217       $ 6.80
                                          -----           ---          ------        -----       ------
                                          -----           ---          ------        -----       ------

    A summary of the Company's stock option activity outside the Option Plan and related information is as follows:

                                               2002                     2001                     2000
                                      ----------------------   ----------------------   ----------------------
                                                   WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                       OPTIONS     EXERCISE     OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                      (IN 000'S)     PRICE     (IN 000'S)     PRICE     (IN 000'S)     PRICE
                                      ----------     -----     ----------     -----     ----------     -----
Outstanding at beginning of year....       949      $ 5.66         949        $5.66       1,011        $5.41
    Granted.........................     --          --          --           --          --           --
    Exercised.......................     --          --          --           --            (53)        1.70
    Cancelled.......................     --          --          --           --          --           --
    Expired.........................     --          --          --           --             (9)        2.50
                                        ------      ------       -----        -----       -----        -----
Outstanding at end of year..........       949      $ 5.66         949        $5.66         949        $5.66
                                        ------      ------       -----        -----       -----        -----
                                        ------      ------       -----        -----       -----        -----
Exercisable at end of year..........       759      $ 5.64         569        $5.59         379        $5.50
                                        ------      ------       -----        -----       -----        -----
                                        ------      ------       -----        -----       -----        -----
As of December 31, 2002:
    Exercise price range of options
      outstanding and exercisable...       $5.00-$5.78
    Weighted-average remaining life
      of options outstanding........         6 years

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. 401(k) SAVINGS PLAN

    In 2000, the Company commenced matching contributions under a 401(k) Savings Plan in either cash or its common stock, at the election of the employee. For stock matches, the contribution rate is 40% of an employee's contribution, up to an annual maximum match of stock valued at $1,500. For cash matches, the contribution rate is 30% of an employee's contributions, up to an annual maximum match of $1,000. The expense for the matching contribution for the years ended December 31, 2002, 2001 and 2000 was $46,000, $46,000 and $56,000, respectively.
17,186 shares and 5,732 shares were issued in 2002 and 2001, respectively, for the 401(k) stock match.

8. STOCK PURCHASE PLAN

    A total of 450,000 shares of common stock are authorized for issuance under the Company's employee stock purchase plan (the 'Stock Plan') effective January 1, 2001. The Stock Plan permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. 7,918 shares and 4,457 shares were issued in 2002 and 2001, respectively, under the Stock Plan.

9. INCOME TAXES

    At December 31, 2002, the Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling $68.1 million and a general business tax credit of $2.6 million expiring in 2010 through 2022. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in
Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company.

    Significant components of the deferred income taxes are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                                ----       ----
Operating loss carryforwards................................  $ 26,513   $ 22,028
General business tax credit carryforwards...................     2,612      2,164
AMT tax credit carryforwards................................        10         10
Contributions...............................................       954        579
Compensation related........................................       107        125
Other.......................................................       154        171
                                                              --------   --------
    Total deferred income tax assets........................    30,350     25,077
    Valuation allowance.....................................   (30,350)   (25,077)
                                                              --------   --------
    Deferred income tax assets, net.........................  $  --      $  --
                                                              --------   --------
                                                              --------   --------

    The deferred income tax asset and valuation allowance as of December 31, 2001, as previously reported, have been reduced by $3.3 million to reflect adjustments for certain research and development costs, and compensation-related accruals. The valuation allowance increased by $5.3 million and $2.9 million during 2002 and 2001, respectively.

    The Company recognized a state tax benefit of $0.2 million during the year ended December 31, 2002 related to the sale of research and development tax credits to the State of Connecticut.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company has non-cancelable operating leases for its facility and laboratory and office equipment expiring through 2006. Rental expense under the facility lease is recognized on a straight-line basis. Rental expense under the operating leases was $0.3 million, $0.2 million, $0.3 million, and $1.8 million for the years ended December 31, 2002, 2001, and 2000, and for the period from May 1, 1994 (inception) through December 31, 2002, respectively. As of December 31, 2002, future minimum lease payments due under non-cancelable operating lease agreements with initial terms in excess of one year are $0.3 million each year from 2003 to 2006.

    The Company's capital leases for equipment expired in 2001. Amortization expense for the equipment under capital leases was $6,000, $0.2 million and $1.0 million for the years ended December 31, 2001 and 2000, and for the period from May 1, 1994 (inception) through December 31, 2002, respectively.

AGREEMENTS

    Under the terms of an employment agreement, the Company is obligated to pay its Chief Executive Officer ('CEO') a minimum annual salary of $400,000 through December 2003. In the event the CEO's employment is terminated by the Company for any reason other than cause or disability, or if the CEO terminates for good reason, the Company is obligated to pay him the sum of two times his base salary, plus his average annual bonus for the prior two years and continue payment of certain insurance costs on his behalf. The agreement further provides that if the CEO's employment is terminated on or after a change in control, he will be paid two and one-half times his base amount as defined in the agreement.

    The Company has entered into severance agreements with its vice presidents whereby in the event of an officer's termination due to a change of control, as defined in the agreement, the officer would be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary, plus the average of the last two cash bonus payments made to the officer and the continuation of group health insurance benefits. The foregoing amounts are not payable if termination of the officer is because of his death, by the Company for cause, or by the officer other than for good reason.

    A former director of the Company is a party to a Consulting and Finder's Agreement with the Company dated June 4, 1992, and amended February 17, 1995. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology licensed pursuant to the Company's agreement with Yale (refer to Note 4), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director's death or incapacity until the $3 million has been paid. No amounts are due or have been paid to date under the agreement.

    The Company has various commitments relating to its research agreements (refer to Note 4).

11. RELATED PARTY TRANSACTIONS

    The Company and one of its directors, an affiliate of Yale, entered into a one-year consulting agreement in January 2001, renewable for additional one-year terms, providing for various scientific advisory services. Under the agreement, the director receives a fee on a per diem basis for services rendered. The Company paid the director $10,000 and $36,000 for the years ended December 31, 2002 and 2001, and, under a prior consulting agreement, paid $48,000 for the year ended December 31, 2000.

                           VION PHARMACEUTICALS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    The Company made gifts of $200,000 for each of the years ended December 31, 2002, 2001 and 2000 to the research laboratory headed by one of its directors, an affiliate of Yale. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company expensed the gifts when made as research and development expense.

    In December 2001, the Company entered into a consulting agreement with PS Capital LLC, an entity of which its CEO is a member. The consulting agreement provided that the Company would pay $100,800 to PS Capital LLC in exchange for consulting services provided in 2002 consisting primarily of financial and investment advice as directed by its CEO. In connection with this agreement, its CEO's base salary for 2002 was reduced by $100,800.

    In connection with the retention of its CEO, the Company granted options in 1999 to purchase an aggregate amount of 980,000 shares of the Company's common stock. The options have exercise prices ranging from the fair market value on the date of grant to 110% of the fair market value on the date of grant.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

                                                                QUARTER
                                                 -------------------------------------     YEAR
2002                                              FIRST    SECOND     THIRD    FOURTH      2002
----                                              -----    ------     -----    ------      ----
Revenues.......................................  $    47   $    37   $    74   $    80   $    238
Net loss and loss applicable to common
  shareholders per share.......................   (4,029)   (3,309)   (2,483)   (2,489)   (12,310)
Basic and diluted loss applicable to common
  shareholders per share.......................  $ (0.14)  $ (0.11)  $ (0.09)  $ (0.09)  $  (0.43)

                                                                QUARTER
                                                 -------------------------------------     YEAR
2001                                              FIRST    SECOND     THIRD    FOURTH      2001
----                                              -----    ------     -----    ------      ----
Revenues.......................................  $   144   $   181   $   222   $   103   $    650
Net loss and loss applicable to common
  shareholders per share.......................   (3,726)   (3,233)   (3,695)   (3,156)   (13,810)
Basic and diluted loss applicable to common
  shareholders per share.......................  $ (0.14)  $ (0.12)  $ (0.13)  $ (0.11)  $  (0.51)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The following table contains the names and positions of our executive officers and directors:

                    NAME                                             POSITION
                    ----                                             --------
Alan Kessman.................................  President, Chief Executive Officer and Director
Terrence W. Doyle, Ph.D......................  Vice President -- Research and Development
Howard B. Johnson............................  Vice President -- Finance and Chief Financial Officer
Ivan King, Ph.D..............................  Vice President -- Research
Mario Sznol, M.D.............................  Vice President -- Clinical Affairs
William R. Miller(1, 2, 3)...................  Chairman of the Board
Stephen K. Carter, M.D.......................  Director
Frank T. Cary(1, 2, 3).......................  Director
Charles K. MacDonald(1, 3)...................  Director
Alan C. Sartorelli, Ph. D....................  Director
Walter B. Wriston(2, 3)......................  Director

---------

(1) Member of the Compensation Committee of the Board of Directors. Mr. MacDonald joined the Compensation Committee on September 10, 2002. Mr. MacDonald is a principal of Morgandane Management Corp., which has been engaged by Elliott Management Corp. to provide investment advisory services. Elliott Management Corp. provides investment advisory services to Elliott Associates, L.P. and Elliott International, L.P., which combined are beneficial owners of 10.3% of the Company's outstanding Common Stock as of March 1, 2003.
(2) Member of the Audit Committee of the Board of Directors. Messrs. Cary and Miller joined the Audit Committee on September 10, 2002, replacing Dr. Carter and Mr. MacDonald.
(3) Member of the Nominating Committee of the Board of Directors.


                              -------------------

    Alan Kessman, age 56, has been our Chief Executive Officer since January 1999, our President since April 1999 and has served on our Board of Directors since October 1998. Mr. Kessman is a partner of PS Capital LLC, an international investment and management advisor, and a director of Comdial Corp. From 1983 to 1998, Mr. Kessman was Chairman, Chief Executive Officer and President of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, and its subsidiary eLottery, Inc.

    Terrence W. Doyle, Ph.D., age 60, has been our Vice President of Research and Development since the merger with OncoRx, Inc. and served in the same capacity for OncoRx, Inc. from January 1994 until the merger. Dr. Doyle was an employee of the Bristol-Myers Squibb Company from 1967 to 1993. From 1990 to 1993, Dr. Doyle was an Executive Director with Bristol-Myers Squibb Company. Dr. Doyle is the original holder of 47 U.S. patents for anti-infective, anti-inflammatory and anti-tumor agents and the author of over 170 published research articles and abstracts on cancer chemotherapy.

    Howard B. Johnson, age 43, has been our Chief Financial Officer since March 2002. Prior to joining the Company, Mr. Johnson was a vice president and a consultant for Nutrition 21, Inc. from November 2001 until March 2002. From May 1999 until February 2001, Mr. Johnson was Chief Financial Officer of IBS Interactive, Inc. (now Digital Fusion, Inc.). From 1996 to 1999, Mr. Johnson founded and was Chairman and Chief Executive Officer of MedWorks Corporation, a privately held medical device company. From 1983 to 1993, Mr. Johnson was an investment banker at PaineWebber Group, Inc.

    Ivan King, Ph.D., age 47, joined the Company in October 1995 as the Director of Biology and currently is our Vice President, Research. From 1990 to 1995, Dr. King was a Section Leader in the Department of Tumor Biology at Schering-Plough Research Institute in charge of the Cell Biology and In Vivo Biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King's first industrial position was as a Senior Research Scientist at Bristol-Myers Squibb Company.

    Mario Sznol, M.D., age 45, has been our Vice President, Clinical Affairs since September 1999. From 1987 to 1999, Dr. Sznol worked for the National Cancer Institute, or NCI, an institute of the National Institutes of Health. Most recently he was Head of the Biologics Evaluation Section, Investigational Drug Branch, Cancer Therapy Evaluation Program. From March 1997 to October 1998, he served as acting Chief of NCI's Investigational Drug Branch, Cancer Therapy Evaluation Program. Prior to joining the NCI, Dr. Sznol conducted his fellowship in Medical Oncology, Department of Neoplastic Diseases, at Mt. Sinai School of Medicine, and his residency in Internal Medicine at Baylor College of Medicine in Houston.

    William R. Miller, age 74, has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx Inc., which merged into the Company (then known as MelaRx, Inc.) in April 1995. Mr. Miller is currently Chairman of the Board of Cold Spring Harbor Laboratory and a director of ImClone Systems, Inc., Isis Pharmaceuticals, Inc. and Transkaryotic Therapies, Inc. From 1964 until his retirement in 1991, Mr. Miller was employed by Bristol-Myers Squibb Company in various positions, including Vice Chairman of the Board commencing in 1985.

    Stephen K. Carter, M.D., age 65, has been a director since 2001. Dr. Carter is a director of Allos Therapeutics Inc., Cytogen Corp., Achillion Pharmaceuticals and Alfacell Corp. Dr. Carter was Senior Vice President, Clinical and Regulatory Affairs of SUGEN, Inc. from 1998-2000; Senior Vice President, Research and Development with Boehringer Ingelheim Pharmaceuticals, Inc. from 1995-1996; and held various positions from 1982-1995 with Bristol-Myers Squibb Company, most recently Senior Vice President, Worldwide Clinical Research and Development.

    Frank T. Cary, age 82, has been a director since 1995. Mr. Cary is a director of Celgene Corporation, Cygnus, Inc., ICOS Corporation, Lincare Holdings Inc. and Lexmark International, Inc. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of IBM.

    Charles K. MacDonald, age 44, has been a director since 2000. Mr. MacDonald is the principal and founder of Morgandane Management Corp., an investment advisory firm, since 1997. From 1987 to 1995, Mr. MacDonald was an analyst and, later, Portfolio Manager at Stonington Management Corp.

    Alan C. Sartorelli, Ph.D., age 71, has been a director since 1995. Dr. Sartorelli has been an Alfred Gilman Professor of Pharmacology at Yale University School of Medicine since 1967 and Chairman of our Scientific Advisory Board since April 1995. Dr. Sartorelli was Chairman of the OncoRx, Inc. Scientific Advisory Board from May 1993 to April 1995 and director of Yale Comprehensive Cancer Center from 1984 to 1993.

    Walter B. Wriston, age 83, has been a director since 1995. Mr. Wriston is a director of ICOS Corporation and Cygnus, Inc. Mr. Wriston retired as Chairman and Chief Executive Officer of Citicorp and its principal subsidiary, Citibank, N.A., in 1984 after having served as Chief Executive Officer for 17 years.

    Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are elected by the board annually and serve for such period or until their earlier resignation or removal by the board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the United States Securities and Exchange Commission (SEC) and the NASDAQ Stock Market. Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish us with copies of all Section 16(a) forms they file.

    Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2002 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the 2002 fiscal year for services rendered to us in all capacities during the three fiscal years ended December 31, 2002.

                                               ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                      -------------------------------------   -----------------------------
                                                                              SECURITIES
                                                                              UNDERLYING
                                                               OTHER ANNUAL    OPTIONS/        ALL OTHER
 NAME AND PRINCIPAL POSITION   YEAR   SALARY($)     BONUS($)   COMPENSATION   SARS(14)(#)   COMPENSATION($)
 ---------------------------   ----   ---------     --------   ------------   -----------   ---------------
Alan Kessman.................  2002   $412,000(2)   $  --           (3)         150,000         $15,010(4)
  President and Chief          2001   $412,000      $  --           (3)         114,783         $12,445(5)
  Executive Officer(1)         2000   $412,000      $154,243        (3)          80,000         $11,275(6)
Terrence W. Doyle, Ph.D......  2002   $216,320(7)   $  --           (3)          38,415         $ 1,500(8)
  Vice President, Research     2001   $208,000      $  4,992        (3)          50,852         $ 1,500(8)
  and Development              2000   $200,000      $ 45,863        (3)          68,000         $ 1,500(8)
Howard B. Johnson............  2002   $200,000(9)   $  --           (3)         422,499         $--
  Vice President, Finance      2001   $  --         $  --                        --             $--
  and Chief Financial          2000   $  --         $  --                        --             $--
  Officer
Ivan King, Ph.D..............  2002   $200,000(10)  $  --           (3)          65,000         $ 1,500(8)
  Vice President, Research     2001   $178,500      $  6,248        (3)          53,582         $ 1,500(8)
                               2000   $165,000      $ 36,069        (3)         105,000         $ 1,500(8)
Mario Sznol, M.D.............  2002   $225,576(11)  $  --           (3)          65,936         $ 1,500(8)
  Vice President, Clinical     2001   $216,900      $  5,206        (3)          56,317         $42,467(12)
  Affairs                      2000   $206,000      $ 47,856        (3)         140,000         $72,338(13)

---------

 (1) We are a party to an employment agreement with Mr. Kessman. See ' -- Employment Agreements.' Mr. Kessman became our Chief Executive Officer in January 1999 and became our President in April 1999.
 (2) Includes $77,000 paid pursuant to our December 2001 consulting agreement with PS Capital LLC of which Mr. Kessman is a controlling member. See ' -- Certain Relationships and Related Transactions.' Includes $100,333 of salary and consulting payments to PS Capital deferred as part of the realignment plan we announced in May 2002.
 (3) Aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the indicated person.
 (4) Consists of life and disability insurance payments of $13,510 and matching contribution to the Company's 401(k) Savings Plan of $1,500.
 (5) Consists of life and disability insurance payments of $10,945 and matching contribution to the Company's 401(k) Savings Plan of $1,500.
 (6) Consists of life and disability insurance payments of $9,775 and matching contribution to the Company's 401(k) Savings Plan of $1,500.
 (7) Includes $25,237 of salary deferred as part of the realignment plan we announced in May 2002.
 (8) Consists of matching contribution to the Company's 401(k) Savings Plan of $1,500.
 (9) Mr. Johnson was hired on March 18, 2002. Includes $23,333 of salary deferred as part of the realignment plan we announced in May 2002.
(10) Includes $23,333 of salary deferred as part of the realignment plan we announced in May 2002.
(11) Includes $26,317 of salary deferred as part of the realignment plan we announced in May 2002.
(12) Consists of relocation assistance of $41,467 and matching contribution to the Company's 401(k) Savings Plan of $1,000.
(13) Consists of relocation assistance of $70,838 and matching contribution to the Company's 401(k) Savings Plan of $1,500.


                                              (footnotes continued on next page)

(footnotes continued from previous page)

(14) In lieu of cash bonuses due under the Company's 2001 incentive plans, the Company's named executive officers accepted options to purchase shares of Common Stock at an exercise price of $4.75, representing the market price on the date prior to the date of grant as follows: Mr. Kessman -- 44,783 shares, Dr. Doyle -- 10,852 shares,
      Dr. King -- 13,582 shares and Dr. Sznol -- 11,317 shares.


OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth the grant of stock options made during the year ended December 31, 2002 to the persons named in the Summary Compensation
Table:

                                                                                    POTENTIAL REALIZABLE VALUE
                                                                                      AT ASSUMED ANNUAL RATES
                            NUMBER OF                                               OF STOCK PRICE APPRECIATION
                           SECURITIES       % OF TOTAL      EXERCISE                      FOR OPTION TERM
                           UNDERLYING    OPTIONS GRANTED    OF BASE                 ---------------------------
                             OPTIONS     TO EMPLOYEES IN     PRICE     EXPIRATION        5%            10%
          NAME               GRANTED     FISCAL PERIOD(1)    ($/SH)       DATE          ($)            ($)
           (A)                 (B)             (C)            (D)         (E)           (F)            (G)
           ---                 ---             ---            ---         ---           ---            ---
Alan Kessman.............    150,000          11.2%          $0.55     7/30/2012     $  133,568     $  214,005
Terrence W. Doyle,            38,415           2.9%          $0.55     7/30/2012     $   34,207     $   54,807
  Ph.D...................
Howard B. Johnson........    350,000          26.1%          $3.88     3/18/2012     $2,198,602     $3,522,652
                              72,499           5.4%          $0.55     7/30/2012     $   64,557     $  103,434
Ivan King, Ph.D..........     65,000           4.9%          $0.55     7/30/2012     $   57,879     $   92,736
Mario Sznol, M.D.........     65,936           4.9%          $0.55     7/30/2012     $   58,713     $   94,071

---------

(1) Computed based on an aggregate of 1,339,771 shares issuable upon exercise of options granted to employees during the year ended December 31, 2002.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table sets forth information with respect to stock options exercised in 2002 and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2002.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS AT
                                SHARES                             YEAR-END(#)              FISCAL YEAR-END($)(1)
                              ACQUIRED ON      VALUE       ---------------------------      ---------------------
           NAME               EXERCISE(#)   REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
            (A)                   (B)           (C)            (D)            (E)            (F)            (G)
            ---                   ---           ---            ---            ---            ---            ---
Alan Kessman...............      --           $--            897,927        415,000        $--            $--
Terrence W. Doyle, Ph.D....      --            --            110,202        113,665         --             --
Howard B. Johnson..........      --            --             --            422,499         --             --
Ivan King, Ph.D............      --            --            152,557        155,325         --             --
Mario Sznol, M.D...........      --            --            183,317        200,936         --             --

---------

(1) Computed based upon the difference between the closing price of the Company's Common Stock on December 31, 2002 ($0.33) and the exercise price.


EMPLOYMENT AGREEMENTS

    In October 1999, we entered into an employment agreement with Alan Kessman, our President and Chief Executive Officer. Pursuant to this agreement, which will terminate on December 31, 2003, Mr. Kessman receives a minimum base salary of $400,000 per year and is eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In the event Mr. Kessman's employment is terminated by us for any reason other than cause or disability, or if Mr. Kessman terminates for good reason, we are obligated to pay him the sum of two times his base salary plus his average annual bonus for the prior two years and continue payment of certain insurance costs on his behalf. The agreement further provides that if Mr. Kessman's employment is terminated on or after a change in control, he will be paid two and one-half times his base amount as defined in the agreement. On January 11, 1999, we granted to Mr. Kessman options to purchase an aggregate of 980,000 shares of our Common Stock. The foregoing grants consist of (1) an option to purchase 760,000 shares at an exercise price of $5.775, representing a 10% premium to the market price on the date prior to the date of grant, such option to vest 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002
and 100% on July 11, 2003, and (2) an option to purchase 220,000 shares at an exercise price of $5.25, representing the market price on the date prior to the date of grant, such option having vested in full on July 11, 1999, six months from the date of grant.

SEVERANCE AGREEMENTS

    Effective October 15, 1998, with respect to Dr. Terrence W. Doyle, our Vice President, Research and Development, effective July 28, 1999, with respect to Dr. Ivan King, our Vice President, Research, effective September 19, 1999 with respect to Dr. Mario Sznol, our Vice President, Clinical Affairs, and effective March 18, 2002 with respect to Howard B. Johnson, our Vice President, Finance and Chief Financial Officer, we entered into severance agreements pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a 'change in control,' as defined in the agreement. Specifically, if a 'change in control' occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The officer would also be entitled to all payments necessary to provide him with group health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date he has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of his death, by us for cause, or by the officer other than for good reason.

COMPENSATION OF DIRECTORS

    Directors are reimbursed for actual expenses incurred in connection with meetings of the Board of Directors or any committee thereof attended. We also pay the Chairman of the Board $4,000 in cash or stock options for each meeting of the Board of Directors attended and each other non-employee director $1,000 in cash or stock options for each such meeting attended. Directors who are not employees or principal stockholders are also entitled to automatic grants of options under our Amended and Restated 1993 Stock Option Plan.

DIRECTORS' OPTIONS

    Our Amended and Restated 1993 Stock Option Plan provides for the automatic grant of non-qualified stock options to purchase shares of Common Stock to our directors who are not employees or principal stockholders. Eligible directors will be granted an option to purchase 20,000 shares of Common Stock on the date such person is first elected or appointed a director. Further, commencing on the day immediately following the date of the annual meeting of stockholders, each eligible director, other than directors who received an initial director option since the last annual meeting, will be granted an option to purchase 15,000 shares of Common Stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the Common Stock on the date of grant. Director options will expire the earlier of 10 years after the date of grant or 90 days after the termination of the director's service on the Board. During 2002, Messrs. Cary, MacDonald and Wriston, and Drs. Carter and Sartorelli were each granted ten-year options to purchase 637, 3,226, 15,000, 5,882 and 2,174 shares of Common Stock at exercise prices of $3.98, $0.78, $0.77, $0.43 and $0.55 per share, respectively. Mr. Miller was granted ten-year options to purchase 2,548, 12,903, 20,000, 23,529 and 8,696 shares at exercise price of $3.98, $0.78, $0.77, $0.43 and $0.55 per share, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information as of March 1, 2003 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the SEC)) of our Common Stock:
(i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

                                                      NUMBER OF SHARES         PERCENT OF OUTSTANDING
       DIRECTORS, OFFICERS & 5% STOCKHOLDERS         BENEFICIALLY OWNED        SHARES OF COMMON STOCK
       -------------------------------------         ------------------        ----------------------
Stephen K. Carter, M.D.............................         21,180(1)                *
Frank T. Cary......................................        112,648(2)                *
Alan Kessman.......................................      1,118,074(3)                3.9%
Charles K. MacDonald...............................         28,680(4)                *
William R. Miller..................................        242,878(5)                *
Alan C. Sartorelli, Ph.D...........................        449,592(6)                1.6%
Walter B. Wriston..................................        107,648(7)                *
Terrence W. Doyle, Ph.D............................        351,612(8)                1.2%
Howard B. Johnson..................................         87,500(9)                *
Ivan King, Ph.D....................................        179,502(10)               *
Mario Sznol, M.D...................................        207,559(11)               *
All directors and executive officers as a group          2,906,873(12)              10.0%
  (11 persons).....................................


              OTHER BENEFICIAL OWNERS
              -----------------------
Elliott Associates, L.P.
Elliott International, L.P. (f/k/a Westgate
  International, L.P.)

Elliott International Capital Advisors, Inc.             2,966,113(13)              10.3%
  c/o Elliott Associates, L.P.
  712 Fifth Avenue, 36th Floor
  New York, NY 10019...............................

---------

   *  Less than one percent
 (1)  Includes 21,180 shares issuable upon exercise of options.
 (2)  Includes 49,930 shares issuable upon exercise of options.
 (3) Includes 12,756 shares held by a family trust of which Mr. Kessman is a controlling member. Also includes 1,075,427 shares issuable upon exercise of options.
 (4)  Includes 28,680 shares issuable upon exercise of options.
 (5)  Includes 53,472 shares issuable upon exercise of options.
 (6) Includes 190,874 shares beneficially owned by Dr. Sartorelli's wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also includes 49,387 shares issuable upon exercise of options.
 (7)  Includes 53,680 shares issuable upon exercise of options.
 (8) Includes 43,400 shares held by Dr. Doyle's wife, as to which Dr. Doyle disclaims beneficial ownership. Also includes 120,202 shares issuable upon exercise of options.
 (9)  Includes 87,500 shares issuable upon exercise of options.
(10)  Includes 171,057 shares issuable upon exercise of options.
(11)  Includes 202,067 shares issuable upon exercise of options.


                                              (footnotes continued on next page)

(footnotes continued from previous page)

(12)  Includes 1,912,582 shares issuable upon exercise of options.
(13) Beneficial ownership information is based upon data set forth in a Schedule 13D Amendment No. 9 filed with the SEC on February 15, 2001. Elliott Associates, L.P. owns 1,481,844 shares of Common Stock. Elliott International, L.P. (f/k/a Westgate International, L.P.), which has its business address at c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies, owns 1,484,269 shares of Common Stock. Elliott International Capital Advisors, Inc. is the investment manager for Elliott International, L.P. and has shared voting and dispository power over the shares held by Elliott International, L.P.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In December 2001, the Company entered into a consulting agreement with PS Capital LLC, an entity of which Mr. Kessman is a member. The consulting agreement provided that the Company would pay $100,800 during 2002 to PS Capital LLC in exchange for consulting services consisting primarily of financial and investment advice as directed by Mr. Kessman. In connection with this agreement, Mr. Kessman's base salary for 2002 was reduced by $100,800.

    Morgandane Management Corp., of which Mr. MacDonald is a principal, has been engaged by Elliott Management Corp. to provide investment advisory services. Elliott Management Corp. provides investment advisory services to Elliott Associates, L.P. and Elliott International, L.P., which combined are beneficial owners of 10.3% of the Company's outstanding Common Stock as of March 1, 2003.

    Vion Pharmaceuticals, Inc. made a gift of $200,000 during 2002 to the research laboratory headed by Dr. Sartorelli.

ITEM 14. CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures -- Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

    (b) Changes in internal controls -- There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

    The following is a list of the Financial Statements included in Item 8 of
Part II of this Report:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   27
Balance Sheet as of December 31, 2002 and 2001..............   28
Statement of Operations for the Years Ended December 31,
  2002, 2001 and 2000 and for the Period from May 1, 1994
  (Inception) Through December 31, 2002.....................   29
Statement of Changes in Shareholders' Equity for the Period
  from May 1, 1994 (Inception) Through December 31, 2002....   30
Statement of Cash Flows for the Years Ended December 31,
  2002, 2001 and 2000 and for the Period from May 1, 1994
  (Inception) Through December 31, 2002.....................   33
Notes to Financial Statements...............................   34

       2. Financial Statement Schedules

    Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

       3. Exhibits

    The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
    2.1       --    Agreement and Plan of Merger among MelaRx Pharmaceuticals,
                    Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of
                    April 19, 1995(1)
    2.2       --    Certificate of Merger, dated April 20, 1995(1)
    3.1       --    Restated Certificate of Incorporation, as amended(2)
    3.2       --    By-laws, as amended(2)
    3.3       --    Certificate of Amendment to the Certificate of Incorporation
                    of Vion Pharmaceuticals, Inc. dated as of July 26, 2001(13)
    4.1       --    Rights Agreement dated as of October 26, 1998 between Vion
                    Pharmaceuticals, Inc. and American Stock Transfer & Trust
                    Company (includes form of Right Certificate attached as
                    Exhibit A and a Summary of Rights to Purchase Common Shares
                    attached as Exhibit B thereto)(3)
    4.2       --    Revised form of Warrant Agreement by and between Vion
                    Pharmaceuticals, Inc. and Brean Murray & Co., Inc.(4)
    4.3       --    Form of Underwriter's Warrant (included as Exhibit A to
                    Exhibit 4.4 above)(4)
   10.1       --    License Agreement between Yale University and OncoRx, Inc.
                    dated as of August 31, 1994(1)
   10.2       --    Letter Agreement between Yale University and OncoRx, Inc.
                    dated August 19, 1994(1)
   10.3       --    Extension Agreement between Yale University and MelaRx
                    Pharmaceuticals, Inc., dated as of July 1, 1992(1)
   10.4       --    License Agreement between Yale University and OncoRx
                    Corporation dated as of November 15, 1995
   10.5       --    Letter Agreement between Yale University and MelaRx
                    Pharmaceuticals, Inc., dated as of February 2, 1995(1)
   10.6       --    Employment Letter from MelaRx Pharmaceuticals, Inc. to
                    Thomas Mizelle, dated as of July 29, 1994(1)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   10.7       --    Marketing Services Agreement between MelaRx Pharmaceuticals,
                    Inc. and Creative Polymers, Inc. dated as of March 21,
                    1994(1)
   10.8       --    License Agreement between Yale University and OncoRx, Inc.
                    dated as of December 15, 1995
   10.9       --    Lease Agreement between Science Park Development Corporation and Vion Pharmaceuticals, Inc., dated as of February 1,
                    1996(6)
   10.10      --    Option Agreement between the Registrant and PMP, Inc., dated
                    April 27, 1995(1)
   10.11      --    Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995(1)
   10.12      --    Consulting and Finder's Agreement between MelaRx
                    Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4,
                    1992, as amended by Agreement dated February 17, 1995(1)
   10.13      --    Clinical Trials Agreement between Vion Pharmaceuticals, Inc.
                    and the Division of Cancer Treatment and Diagnosis, NCI,
                    dated January 9, 2003
   10.14      --    Letter Agreement between Yale University and OncoRx, Inc.
                    (formerly MelaRx Pharmaceuticals, Inc.), dated July 5,
                    1995(1)
   10.15      --    Lease between Science Park Development Corporation and
                    OncoRx, Inc. dated August 10, 1995(7)
   10.16      --    Master Lease Agreement between Citicorp Leasing, Inc. and
                    OncoRx, Inc. dated September 27, 1995(7)
   10.17      --    Sale and Leaseback Agreement and Master Equipment Lease
                    Agreement between FINOVA Technology Finance, Inc. and Vion
                    Pharmaceuticals, Inc. dated as of October 17, 1996(8)

   10.18      --    Clinical Development Agreement between Vion Pharmaceuticals,
                    Inc., Covance Clinical Research Unit Ltd. and Covance
                    Inc.(9, 15)
   10.19      --    Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997(9)
   10.20      --    Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997(9)
   10.21      --    Collaborative Development and Distribution Agreement between
                    Boehringer Ingelheim International GmbH and Vion
                    Pharmaceuticals, Inc. dated November 24, 1997(6, 15)
   10.22      --    Sale and Leaseback Agreement between FINOVA Technology
                    Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of
                    December 10, 1997(6)
   10.23      --    Amendment No. 5 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of March 3, 2003(16)
   10.24      --    Amendment No. 3 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of September 25, 1998(10)
   10.25      --    Form of Severance Agreement between the Company and Bijan
                    Almassian, Terrence W. Doyle, Ivan King, Howard B. Johnson,
                    Thomas E. Klein, Thomas Mizelle, Mario Sznol(11)
   10.26      --    Form of Employment Agreement between the Company and Alan
                    Kessman(4)
   10.27      --    Senior Executive Stock Option Plan(11)
   10.28      --    Separation and Release Agreement between the Company and
                    John Spears, dated April 7, 1999(4)
   10.29      --    Development and License Agreement dated December 1, 1999
                    between the Company and Boehringer Ingelheim International
                    GmbH(12, 15)
   10.30      --    Amendment to Clinical Development Agreement between the
                    Company and Covance Clinical Research Unit Ltd. dated
                    October 27, 1999(12, 15)
   10.31      --    Amendment No. 4 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of January 31, 2000(13, 15)
   10.32      --    Lease between Science Park Development Corporation and Vion
                    Pharmaceuticals, Inc. dated November 1, 2001(14)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   10.33      --    Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock
                    Option Plan, as Amended(14)
   21.1       --    Subsidiaries of the Registrant
   23.1       --    Consent of Ernst & Young LLP, Independent Auditors
   24.1       --    Power of Attorney (included on signature page)
   99.1       --    CEO Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
   99.2       --    CFO Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

    -------------

 (1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective
      August 14, 1995.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.
 (4) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.
 (5)  Reserved
 (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15) Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(16) Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission.

    (b) Reports on Form 8-K

    The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2002:

        1. On October 10, 2002, under Item 5 and Item 7 to announce the Company initiated a Phase II trial of Triapine'r' in head and neck cancer.

        2. On October 17, 2002, under Item 5 and Item 7 to announce the Company would appeal the Nasdaq Stock Market's determination to delist the Company's common stock from the Nasdaq National Market'r'.

        3. On November 6, 2002, under Item 5 and Item 7 to announce that the Drug Development Group of the National Cancer Institute's Division of Cancer Treatment and Diagnosis had approved a collaboration for the clinical development of Triapine.'r'

        4. On November 7, 2002, under Item 5 and Item 7 to announce the Company's results for the third quarter and nine-month period ended September 30, 2002.

        5. On November 20, 2002, under Item 5 and Item 7 to announce the Company had reported clinical results from a Phase I trial of its anticancer agent VNP40101M at the EORTC-NCI-AACR 2002 meeting.

        6. On December 10, 2002, under Item 5 and Item 7 to announce the Company had reported clinical data on its anticancer agent Triapine at the American Society of Hematology meeting.

        7. On December 18, 2002, under Item 5 and Item 7 to announce initial data from testing in human patients of an oral formulation of Triapine.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003                     VION PHARMACEUTICALS, INC.

                                     By              /s/ ALAN KESSMAN
                                        ........................................
                                                        ALAN KESSMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

                SIGNATURE                                       TITLE
                ---------                                       -----
           /s/ WILLIAM R. MILLER                 Chairman of the Board
  ........................................
             WILLIAM R. MILLER

             /s/ ALAN KESSMAN                    Director, Chief Executive Officer
  ........................................        (Principal Executive Officer)
               ALAN KESSMAN

           /s/ HOWARD B. JOHNSON                 Vice President, Finance and Chief Financial Officer
  ........................................        (Principal Financial and Accounting Officer)
             HOWARD B. JOHNSON

            /s/ KAREN SCHMEDLIN                  Controller and Secretary
  ........................................
              KAREN SCHMEDLIN

        /s/ STEPHEN K. CARTER, M.D.              Director
  ........................................
          STEPHEN K. CARTER, M.D.

             /s/ FRANK T. CARY                   Director
  ........................................
               FRANK T. CARY

         /s/ CHARLES K. MACDONALD                Director
  ........................................
           CHARLES K. MACDONALD

       /s/ ALAN C. SARTORELLI, PH.D.             Director
  ........................................
         ALAN C. SARTORELLI, Ph.D.

           /s/ WALTER B. WRISTON                 Director
  ........................................
             WALTER B. WRISTON

Date: March 28, 2003

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Alan Kessman, President and Chief Executive Officer, certify that:

    1. I have reviewed this annual report on Form 10-K of Vion Pharmaceuticals, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ ALAN KESSMAN
                                          .....................................
                                                       ALAN KESSMAN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 28, 2003

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Howard B. Johnson, Vice President, Finance and Chief Financial Officer, certify that:

    1. I have reviewed this annual report on Form 10-K of Vion Pharmaceuticals, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the 'Evaluation Date'); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ HOWARD B. JOHNSON
                             ...................................................
                                                HOWARD B. JOHNSON
                             VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Date: March 28, 2003