Form 10-Q
period 2003-03-31
VION PHARMACEUTICALS INC
filed 2003-05-15
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of May 7, 2003 was 28,935,440.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                                March 31,   December 31,
(In thousands, except share and per share data)                                   2003          2002
-----------------------------------------------                                 ---------   ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                    $   8,146     $  10,131
   Interest receivable                                                                  4            10
   Accounts receivable                                                                 19            48
   Prepaid expenses                                                                   140           249
                                                                                ---------     ---------
      Total current assets                                                          8,309        10,438
   Property and equipment, net                                                        416           456
   Security deposits                                                                   29            29
                                                                                ---------     ---------
      Total assets                                                              $   8,754     $  10,923
                                                                                =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued payroll and payroll-related expenses                                 $     486     $     411
   Accounts payable and other accrued expenses                                      1,821         1,648
                                                                                ---------     ---------
      Total current liabilities                                                     2,307         2,059
                                                                                ---------     ---------

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and
      outstanding: none                                                                --            --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
      issued and outstanding:  28,932,385 and 28,908,872 shares
      at March 31, 2003 and December 31, 2002, respectively                           289           289
   Additional paid-in-capital                                                     112,455       112,447
   Accumulated deficit                                                           (106,297)     (103,872)
                                                                                ---------     ---------
                                                                                    6,447         8,864
                                                                                ---------     ---------
      Total liabilities and shareholders' equity                                $   8,754     $  10,923
                                                                                =========     =========

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                            For the Period from
                                             For the Three Months Ended   May 1, 1994 (Inception)
                                                      March 31,                   through
(In thousands, except per share data)             2003      2002              March 31, 2003
-------------------------------------            -------   -------        -----------------------
Revenues:
   Contract research grants                      $    66   $    21               $   2,258
   Laboratory support services                         3        --                     146
   Technology license fees                            --        26                   4,431
   Research support services                          --        --                   5,503
                                                 -------   -------               ---------
      Total revenues                                  69        47                  12,338
                                                 -------   -------               ---------

Operating expenses:
   Research and development                          969     2,011                  59,578
   Clinical trials                                   876     1,420                  22,243
                                                 -------   -------               ---------
      Total research and development               1,845     3,431                  81,821
   General and administrative                        702       911                  22,879
                                                 -------   -------               ---------
      Total operating expenses                     2,547     4,342                 104,700
                                                 -------   -------               ---------

Interest income                                      (31)     (266)                 (4,768)
Interest expense                                      --        --                     208
                                                 -------   -------               ---------
   Loss before income tax benefits                (2,447)   (4,029)                (87,802)

Income tax benefits                                  (22)       --                    (249)
                                                 -------   -------               ---------
   Net loss                                       (2,425)   (4,029)                (87,553)

   Preferred stock dividends and accretion            --        --                 (18,489)
                                                 -------   -------               ---------

   Loss applicable to common shareholders        $(2,425)  $(4,029)              $(106,042)
                                                 =======   =======               =========

   Basic and diluted loss applicable to
      common shareholders per share              $ (0.08)  $ (0.14)
                                                 =======   =======
   Weighted-average number of shares of
      common stock outstanding                    28,927    28,880
                                                 =======   =======

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                Accumulated
                                                                  Additional       Other                        Total
                                                Common Stock       Paid-in     Comprehensive   Accumulated   Shareholders'
(In thousands, except share data)             Shares     Amount    Capital     Income (Loss)     Deficit        Equity
-----------------------------------------   ----------   ------   ----------   -------------   -----------   -------------
Balance at December 31, 2000                26,167,642    $ 262    $ 100,027       $ 120        $ (77,752)      $ 22,657
Public offering of common stock -
   August 2001                               2,500,000       25       11,386                                      11,411
Exercise of stock options                      191,527        2          777                                         779
Exercise of warrants                             4,015       --           14                                          14
Compensation associated with stock option
   grants                                                                111                                         111
Issuances under employee benefit plans          10,189       --           62                                          62
Change in net unrealized gains and losses                                           (126)                           (126)
Net loss                                                                                          (13,810)       (13,810)
                                                                                                                --------
Comprehensive loss                                                                                               (13,936)
                                            ----------    -----    ---------       -----        ---------       --------
Balance at December 31, 2001                28,873,373    $ 289    $ 112,377       $  (6)       $ (91,562)      $ 21,098
                                            ----------    -----    ---------       -----        ---------       --------
Exercise of stock options                       10,395       --           32                                          32
Issuances under employee benefit plans          25,104       --           38                                          38
Change in net unrealized gains and losses                                              6                               6
Net loss                                                                                          (12,310)       (12,310)
                                                                                                                --------
Comprehensive loss                                                                                               (12,304)
                                            ----------    -----    ---------       -----        ---------       --------
Balance at December 31, 2002                28,908,872    $ 289    $ 112,447       $  --        $(103,872)      $  8,864
                                            ----------    -----    ---------       -----        ---------       --------
Issuances under employee benefit plans          23,513       --            8                                           8
Net loss                                                                                           (2,425)        (2,425)
                                            ----------    -----    ---------       -----        ---------       --------
Balance at March 31, 2003                   28,932,385    $ 289    $ 112,455       $  --        $(106,297)      $  6,447
                                            ==========    =====    =========       =====        =========       ========

   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                      For The Period From
                                                          For the Three Months Ended      May 1, 1994
                                                                  March 31,           (Inception) through
(In thousands)                                                  2003      2002           March 31, 2003
------------------------------------------------------        -------   -------       -------------------
Cash flows from operating activities:

   Net loss                                                   $(2,425)  $(4,029)            $(87,553)
   Adjustments to reconcile net loss to net cash used
      in operating activities -
      Depreciation and amortization                                53        58                2,473
      Loss on equipment disposals                                   9        --                   13
      (Increase) decrease in receivables and prepaid
         expenses                                                 144        (9)                (162)
      Increase in other assets                                     --        --                  (26)
      Increase in current liabilities                             248       552                2,272
      Non-cash compensation                                        --        --                1,068
      Purchased research and development                           --        --                4,481
      Stock issued for services                                    --        --                  600
      Amortization of financing costs                              --        --                  346
      Extension/reissuance of placement agent warrants             --        --                  168
                                                              -------   -------             --------
Net cash used in operating activities                          (1,971)   (3,428)             (76,320)
                                                              -------   -------             --------

Cash flows from investing activities:

   Purchases of marketable securities                              --    (2,297)             (83,351)
   Maturities of marketable securities                             --     5,944               83,351
   Acquisition of property and equipment                          (22)      (44)              (1,958)
                                                              -------   -------             --------
Net cash provided by (used in) investing activities               (22)    3,603               (1,958)
                                                              -------   -------             --------

Cash flows from financing activities:

   Initial public offering                                         --        --                9,696
   Net proceeds from issuance of common stock                       8        35               33,897
   Net proceeds from issuance of preferred stock                   --        --               20,716
   Net proceeds from exercise of Class A Warrants                  --        --                5,675
   Net proceeds from exercise of Class B Warrants                  --        --               17,538
   Net proceeds from exercise of other warrants                    --        --                  115
   Repayment of equipment capital leases                           --        --                 (927)
   Other financing activities, net                                 --        --                 (286)
                                                              -------   -------             --------
Net cash provided by financing activities                           8        35               86,424
                                                              -------   -------             --------

Change in cash and cash equivalents                            (1,985)      210                8,146
Cash and cash equivalents, beginning of period                 10,131     6,645                   --
                                                              -------   -------             --------
Cash and cash equivalents, end of period                      $ 8,146   $ 6,855             $  8,146
                                                              =======   =======             ========

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

2.   Liquidity and Continuation of Operations

     Through March 31, 2003, the Company has continued to use cash to fund significant, recurring operating losses. At March 31, 2003, the Company had remaining cash and cash equivalents of $8.1 million. The Company will need to raise additional capital to fund its future operations. The Company is currently pursuing additional financing and other strategic alternatives. If the Company is unable to raise additional capital or consummate a strategic transaction, it will have to make substantial changes to its operating plan or cease operations. The Company must implement changes to its operating plan by the end of the third quarter of 2003 in order to fund its operations into 2004. Accordingly, substantial doubt exists as to the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and on a going concern basis, which assume continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26534).

4.   Per Share Data - Antidilution

     The warrants, stock options and preferred stock were antidilutive and not included in the calculation of the diluted loss applicable to common shareholders per share.

5.   Income Tax Benefits

     The Company recognized a state tax benefit of $22,000 during the three-month period ended March 31, 2003 related to the sale of research and development tax credits to the State of Connecticut.

6.   Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the terms of the option are fixed and the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the three-month periods ended March 31, 2003 and 2002, no compensation expense has been recorded in the accompanying financial statements.

     For purposes of pro forma disclosures computed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the estimated fair value of employee stock option grants is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                                   For the Three Months   From Inception
                                                      Ended March 31,      (May 1, 1994)
                                                   --------------------       through
                                                      2003      2002      March 31, 2003
                                                    -------   --------    --------------
Net loss, as reported                               $(2,425)  $(4,029)      $ (87,553)
Add: Stock-based employee compensation
   expense included in reported net loss                 --        --             768
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards              (845)     (938)        (15,567)
                                                    -------   -------       ---------
Pro forma net loss                                   (3,270)   (4,967)       (102,352)
Pro forma preferred stock dividend and accretion         --        --         (18,489)
                                                    -------   -------       ---------
Pro forma loss applicable to common
   shareholders per share                           $(3,270)  $(4,967)      $(120,841)
                                                    =======   =======       =========
Pro forma basic and diluted loss applicable
   to common shareholders per share                 $ (0.11)  $ (0.17)
                                                    =======   =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

Overview

     We are a development stage biopharmaceutical company committed to the development and commercialization of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our current revenues consist of contract research grants. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the foreseeable future due to expenses associated with our activities.

     At the present time, under our current operating plan, we do not have sufficient cash to fund our operations through March 31, 2004. Accordingly, this raises substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional capital or consummate a strategic relationship as further described in "Liquidity and Capital Resources", we will have to substantially reduce our operating plan, or cease operations. In addition, if we were to cease operations, it could have a material adverse effect on our ownership of, or ability to use, our technologies.

     If we are able to obtain additional financing or consummate a strategic transaction, our plan of operations for the next 12 months includes the following elements:

     o Conduct Phase I clinical studies for safety and dosage of Triapine'r' in conjunction with standard chemotherapy treatments;

     o Conduct Phase II clinical studies of Triapine in conjunction with standard chemotherapy treatments;

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

     o    Develop second generation TAPET vectors;

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

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002

     Revenues. Revenues were $69,000 for the three-month period ended March 31, 2003, as compared to $47,000 for the same period in 2002. The increase was due primarily to higher research grants and laboratory support service revenue, partially offset by lower technology license fees.

     Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $1.8 million for the three-month period ended March 31, 2003, compared with $3.4 million for the same 2002 period. Clinical trials expenses decreased by $0.5 million due primarily to lower costs associated with clinical trials of Triapine'r' and TAPET'r', partially offset by higher patient enrollment associated with expanded trials of VNP40101M. Other research and development costs decreased by $1.1 million primarily due to lower external research support and fewer employees.

     General and Administrative. General and administrative expenses decreased to $0.7 million for the three-month period ended March 31, 2003 from $0.9 million for the comparable 2002 period. The decrease was primarily due to lower patent and professional fees.

     Interest Income. Interest income was $31,000 for the three-month period ended March 31, 2003, as compared to $0.3 for the same period in 2002. The decrease was due to a lower level of invested funds and, to a lesser extent, lower interest rates.

     Net Loss. The net loss was $2.4 million, or $0.08 per share, for the three-month period ended March 31, 2003, compared to a net loss of $4.0 million, or $0.14 per share, for the same period in 2002.

Liquidity and Capital Resources

     At March 31, 2003, we had cash and cash equivalents of $8.1 million compared to cash and cash equivalents of $10.1 million at December 31, 2002. The decrease was due to cash used to fund operating activities of $2.0 million.

     We need to raise additional capital or consummate a strategic transaction, such as an acquisition or business partnership, in order for our operations to continue. We are currently pursuing additional financing and other strategic alternatives. We cannot assure you that we will be able to raise additional capital or otherwise complete another form of transaction to allow us to continue our operations, nor can we predict what the terms of any financing or other transaction might be. Any financing or other strategic transaction could be extremely dilutive to our current stockholders.

     Until we raise capital or consummate a strategic transaction, if ever, our operating plan will be under constant evaluation by our Board and management for potentially substantial changes, including reducing expenses through reductions in the number of employees, and curtailment or complete cessation of product trials or research. If we are unable to raise additional capital or consummate a strategic transaction, we will have to make substantial changes to our operating plan or cease operations. We must implement changes to our operating plan by the end of the third quarter of 2003 in order to fund our operations into 2004. Accordingly, substantial doubt exists as to our ability to continue as a going concern.

     Our operating plans and cash requirements for the next twelve months may vary materially from the foregoing because of the results of research, development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our research and development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding our exposure to certain market risks, see Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our market risk exposure since then.

ITEM 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures - Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange

Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls - There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          Exhibit 99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

          The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003:

          1. On January 21, 2003 under Item 5 and Item 7 to announce the Company received notification from The Nasdaq Stock Market that the Company received an additional 180-day grace period to evidence compliance with the $1.00 minimum closing bid price requirement for its common stock to remain listed on the Nasdaq SmallCap Market'sm'.

          2. On January 28, 2003 under Item 5 and Item 7 to announce the Company initiated a Phase II trial of Triapine'sm' in prostate cancer.

          3. On February 3, 2003 under Item 5 and Item 7 to announce the Company initiated a second Phase I trial of VNP40101M in solid tumors.

          4. On March 28, 2003 under Item 5 and Item 7 to announce the Company's 2002 year-end and fourth quarter financial results.

          5. On March 31, 2003 under Item 5 and Item 7 to announce the Company initiated a Phase I combination trial of Triapine in leukemia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2003                        Vion Pharmaceuticals, Inc.


                                            By: /s/ Howard B. Johnson
                                                --------------------------------
                                                Howard B. Johnson
                                                Vice President, Finance and
                                                   Chief Financial Officer

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


/s/ Alan Kessman
-------------------------------------
Alan Kessman
President and Chief Executive Officer

Date: May 15, 2003

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


/s/ Howard B. Johnson
---------------------------------------------------
Howard B. Johnson
Vice President, Finance and Chief Financial Officer

Date: May 15, 2003

                          STATEMENT OF DIFFERENCES
 The registered trademark symbol shall be expressed as.................. 'r'
 The service mark symbol shall be expressed as.......................... 'sm'
 The section symbol shall be expressed as............................... 'SS'