Form 10-K/A
period 2002-12-31
VION PHARMACEUTICALS INC
filed 2003-07-18
CIK 944522

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

                                 AMENDMENT NO. 1

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

       3. Exhibits

    The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
    2.1       --    Agreement and Plan of Merger among MelaRx Pharmaceuticals,
                    Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of
                    April 19, 1995(1)
    2.2       --    Certificate of Merger, dated April 20, 1995(1)
    3.1       --    Restated Certificate of Incorporation, as amended(2)
    3.2       --    By-laws, as amended(2)
    3.3       --    Certificate of Amendment to the Certificate of Incorporation
                    of Vion Pharmaceuticals, Inc. dated as of July 26, 2001(13)
    4.1       --    Rights Agreement dated as of October 26, 1998 between Vion
                    Pharmaceuticals, Inc. and American Stock Transfer & Trust
                    Company (includes form of Right Certificate attached as
                    Exhibit A and a Summary of Rights to Purchase Common Shares
                    attached as Exhibit B thereto)(3)
    4.2       --    Revised form of Warrant Agreement by and between Vion
                    Pharmaceuticals, Inc. and Brean Murray & Co., Inc.(4)
    4.3       --    Form of Underwriter's Warrant (included as Exhibit A to
                    Exhibit 4.4 above)(4)
   10.1       --    License Agreement between Yale University and OncoRx, Inc.
                    dated as of August 31, 1994
   10.2       --    Letter Agreement between Yale University and OncoRx, Inc.
                    dated August 19, 1994(1)
   10.3       --    Extension Agreement between Yale University and MelaRx
                    Pharmaceuticals, Inc., dated as of July 1, 1992(1)
   10.4       --    License Agreement between Yale University and OncoRx
                    Corporation dated as of November 15, 1995(17)
   10.5       --    Letter Agreement between Yale University and MelaRx
                    Pharmaceuticals, Inc., dated as of February 2, 1995(1)
   10.6       --    Employment Letter from MelaRx Pharmaceuticals, Inc. to
                    Thomas Mizelle, dated as of July 29, 1994(1)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   10.7       --    Marketing Services Agreement between MelaRx Pharmaceuticals,
                    Inc. and Creative Polymers, Inc. dated as of March 21,
                    1994(1)
   10.8       --    License Agreement between Yale University and OncoRx, Inc.
                    dated as of December 15, 1995(17)
   10.9       --    Lease Agreement between Science Park Development Corporation and Vion Pharmaceuticals, Inc., dated as of February 1,
                    1996(6)
   10.10      --    Option Agreement between the Registrant and PMP, Inc., dated
                    April 27, 1995(1)
   10.11      --    Agreement between MelaRx Pharmaceuticals, Inc. and certain shareholders, dated February 17, 1995(1)
   10.12      --    Consulting and Finder's Agreement between MelaRx
                    Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4,
                    1992, as amended by Agreement dated February 17, 1995(1)
   10.13      --    Clinical Trials Agreement between Vion Pharmaceuticals, Inc.
                    and the Division of Cancer Treatment and Diagnosis, NCI,
                    dated January 9, 2003(17)
   10.14      --    Letter Agreement between Yale University and OncoRx, Inc.
                    (formerly MelaRx Pharmaceuticals, Inc.), dated July 5,
                    1995(1)
   10.15      --    Lease between Science Park Development Corporation and
                    OncoRx, Inc. dated August 10, 1995(7)
   10.16      --    Master Lease Agreement between Citicorp Leasing, Inc. and
                    OncoRx, Inc. dated September 27, 1995(7)
   10.17      --    Sale and Leaseback Agreement and Master Equipment Lease
                    Agreement between FINOVA Technology Finance, Inc. and Vion
                    Pharmaceuticals, Inc. dated as of October 17, 1996(8)

   10.18      --    Clinical Development Agreement between Vion Pharmaceuticals,
                    Inc., Covance Clinical Research Unit Ltd. and Covance
                    Inc.(9, 15)
   10.19      --    Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997(9)
   10.20      --    Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997(9)
   10.21      --    Collaborative Development and Distribution Agreement between
                    Boehringer Ingelheim International GmbH and Vion
                    Pharmaceuticals, Inc. dated November 24, 1997(6, 15)
   10.22      --    Sale and Leaseback Agreement between FINOVA Technology
                    Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of
                    December 10, 1997(6)
   10.23      --    Amendment No. 5 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of March 3, 2003(16)
   10.24      --    Amendment No. 3 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of September 25, 1998(10)
   10.25      --    Form of Severance Agreement between the Company and Bijan
                    Almassian, Terrence W. Doyle, Ivan King, Howard B. Johnson,
                    Thomas E. Klein, Thomas Mizelle, Mario Sznol(11)
   10.26      --    Form of Employment Agreement between the Company and Alan
                    Kessman(4)
   10.27      --    Senior Executive Stock Option Plan(11)
   10.28      --    Separation and Release Agreement between the Company and
                    John Spears, dated April 7, 1999(4)
   10.29      --    Development and License Agreement dated December 1, 1999
                    between the Company and Boehringer Ingelheim International
                    GmbH(12, 15)
   10.30      --    Amendment to Clinical Development Agreement between the
                    Company and Covance Clinical Research Unit Ltd. dated
                    October 27, 1999(12, 15)
   10.31      --    Amendment No. 4 to a License Agreement between Yale
                    University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx,
                    Inc.) dated as of January 31, 2000(13, 15)
   10.32      --    Lease between Science Park Development Corporation and Vion
                    Pharmaceuticals, Inc. dated November 1, 2001(14)

EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------
   10.33      --    Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock
                    Option Plan, as Amended(14)
   21.1       --    Subsidiaries of the Registrant(17)
   23.1       --    Consent of Ernst & Young LLP, Independent Auditors(17)
   24.1       --    Power of Attorney(17)
   99.1       --    CEO Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002
   99.2       --    CFO Certification Pursuant to 18 U.S.C. Section 1350, as
                    Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002

    -------------

 (1)  Incorporated by reference to the Company's Registration
      Statement on Form SB-2 (File No. 33-93468), effective
      August 14, 1995.
 (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
 (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.
 (4)  Incorporated by reference to the Company's Registration
      Statement on Form S-1 (File No. 333-83837), effective
      October 26, 1999.
 (5)  Reserved
 (6) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
 (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1995.
 (8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
 (9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(14) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15) Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(16) Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission.
(17) Filed on March 28, 2003 with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Dated: July 18, 2003                      VION PHARMACEUTICALS, INC.

                                     By              /s/ ALAN KESSMAN
                                        ........................................
                                                        ALAN KESSMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Alan Kessman, President and Chief Executive Officer, certify that:

    1. I have reviewed this amendment to annual report on Form 10-K/A (the "Amendment to Annual Report") of Vion Pharmaceuticals, Inc.;

    2. Based on my knowledge, this Amendment to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment to Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment to Annual Report is being prepared; and

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment to Annual Report.

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                                   /s/ ALAN KESSMAN
                                          .....................................
                                                       ALAN KESSMAN
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: July 18, 2003

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Howard B. Johnson, Vice President, Finance and Chief Financial Officer, certify that:

    1. I have reviewed this amendment to annual report on Form 10-K/A (the "Amendment to Annual Report") of Vion Pharmaceuticals, Inc.;

    2. Based on my knowledge, this Amendment to Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment to Annual Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Amendment to Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment to Annual Report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment to Annual Report is being prepared; and

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Amendment to Annual Report (the 'Evaluation Date').

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                            /s/ HOWARD B. JOHNSON
                             ...................................................
                                                HOWARD B. JOHNSON
                             VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Date: July 18, 2003