Form 10-Q
period 2003-06-30
VION PHARMACEUTICALS INC
filed 2003-08-13
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from         to

                    Commission file number 000-26534


                           VION PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                                                     13-3671221
State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

                    4 Science Park
                     New Haven, Ct                                                       06511
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

The number of shares outstanding of the registrant's common stock as of August 8, 2003 was 32,796,203.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                                                                       June 30,           December 31,
(In thousands, except share and per share data)                                         2003                 2002
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                         $   10,452             $  10,131
   Interest receivable                                                                        4                    10
   Accounts receivable                                                                       15                    48
   Prepaid expenses                                                                          52                   249
                                                                                   --------------------------------------
     Total current assets                                                                10,523                10,438
   Property and equipment, net                                                              403                   456
   Security deposits                                                                         29                    29
                                                                                   --------------------------------------
     Total assets                                                                    $   10,955             $  10,923
                                                                                   ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued payroll and payroll-related expenses                                      $      573             $     411
   Accounts payable and other accrued expenses                                            2,620                 1,648
                                                                                   --------------------------------------
     Total current liabilities                                                            3,193                 2,059
                                                                                   --------------------------------------

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and
     outstanding: none                                                                       --                    --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  32,782,203 and 28,908,872 shares
     at June 30, 2003 and December 31, 2002, respectively                                   328                   289
   Additional paid-in-capital                                                           116,867               112,447
   Accumulated deficit                                                                 (109,433)             (103,872)
                                                                                   --------------------------------------
                                                                                          7,762                 8,864
                                                                                   --------------------------------------
      Total liabilities and shareholders' equity                                     $   10,955             $  10,923
                                                                                   ======================================


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                                              For the Three Months Ended    For the Six Months Ended    May 1, 1994 (Inception)
                                                      June 30,                       June 30,                  through
(In thousands, except per share data)           2003           2002           2003            2002          June 30, 2003
                                              -----------------------     --------------------------      -------------------
Revenues:
     Contract research grants                 $    72       $    35         $   138        $      56       $   2,330
     Research support                              24            --              24               --           5,527
     Technology license fees                        6             2               6               28           4,437
     Laboratory support services                   --            --               3               --             146
                                              ---------------------        -------------------------       ---------
         Total revenues                           102            37             171               84          12,440
                                              ---------------------         ------------------------       ---------

Operating expenses:
     Research and development                     887         1,564           1,856            3,575          60,465
     Clinical trials                            1,721         1,328           2,597            2,748          23,964
                                              ---------------------         ------------------------       ---------
         Total research and development         2,608         2,892           4,453            6,323          84,429
     General and administrative                   654           782           1,356            1,694          23,533
                                              ---------------------         ------------------------       ---------
         Total operating expenses               3,262         3,674           5,809            8,017         107,962
                                              ---------------------         ------------------------       ---------

Interest income                                   (24)         (101)            (55)            (368)         (4,792)
Interest expense                                   --            --              --               --             208
                                              ---------------------         ------------------------       ---------
     Loss before income tax benefit            (3,136)       (3,536)         (5,583)          (7,565)        (90,938)

Income tax benefit                                 --          (227)            (22)            (227)           (249)
                                              ---------------------         ------------------------       ---------
     Net loss                                  (3,136)       (3,309)         (5,561)          (7,338)        (90,689)

     Preferred stock dividends and accretion       --            --              --               --         (18,489)
                                              ---------------------         ------------------------       ---------

     Loss applicable to common shareholders   $(3,136)      $(3,309)        $(5,561)         $(7,338)      $(109,178)
                                              =====================         ========================       =========

     Loss applicable to common shareholders
         per share                            $ (0.11)      $ (0.11)        $ (0.19)         $ (0.25)
                                              =====================         ========================

     Weighted-average number of shares of
         common stock outstanding              29,274        28,887          29,101           28,883
                                              =====================         ========================




The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                  Accumulated
                                                                     Additional      Other                            Total
                                                   Common Stock       Paid-in     Comprehensive    Accumulated    Shareholders'
(In thousands, except share data)               Shares      Amount    Capital     Income (Loss)      Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                  26,167,642    $ 262    $ 100,027       $ 120        $  (77,752)       $ 22,657
Public offering of common stock -
    August 2001                                2,500,000       25       11,386                                        11,411
Exercise of stock options                        191,527        2          777                                           779
Exercise of warrants                               4,015       --           14                                            14
Compensation associated with stock option
   grants                                                                  111                                           111
Issuances under employee benefit plans            10,189       --           62                                            62
Change in net unrealized gains and losses                                             (126)                             (126)
Net loss                                                                                             (13,810)        (13,810)
                                                                                                                 ------------
Comprehensive loss                                                                                                   (13,936)
                                             --------------------------------------------------------------------------------
Balance at December 31, 2001                  28,873,373    $ 289    $ 112,377      $   (6)       $  (91,562)       $ 21,098
Exercise of stock options                         10,395       --           32                                            32
Issuances under employee benefit plans            25,104       --           38                                            38
Change in net unrealized gains and losses                                                6                                 6
Net loss                                                                                             (12,310)        (12,310)
                                                                                                                 ------------
Comprehensive loss                                                                                                   (12,304)
                                             --------------------------------------------------------------------------------
Balance at December 31, 2002                  28,908,872    $ 289    $ 112,447     $    --        $ (103,872)      $   8,864
Private placement of common stock - June 2003  3,846,150       38        4,411                                         4,449
Issuances under employee benefit plans            27,181        1            9                                            10
Net loss                                                                                              (5,561)         (5,561)
                                             --------------------------------------------------------------------------------
Balance at June 30, 2003                      32,782,203    $ 328    $ 116,867     $    --         $(109,433)      $   7,762
                                             ================================================================================



   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                            For The Period From
                                                                 For the Six Months              May 1, 1994
                                                                  Ended June 30,            (Inception) through
(In thousands)                                                  2003            2002           June 30, 2003
-----------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                    $ (5,561)      $ (7,338)        $(90,689)
   Adjustments to reconcile net loss to net cash used
    in operating activities-
     Depreciation and amortization                                  100            120            2,520
     Loss on equipment disposals                                      9             --               13
     Non-cash compensation                                           --             --            1,068
     Purchased research and development                              --             --            4,481
     Stock issued for services                                       --             --              600
     Amortization of financing costs                                 --             --              346
     Extension/reissuance of placement agent warrants                --             --              168
     Changes in operating assets and liabilities-
        Receivables and prepaid expenses                            236            (59)             (70)
        Other assets                                                 --             --              (26)
        Current liabilities                                       1,134             26            3,158
                                                        ---------------------------------------------------
Net cash used in operating activities                            (4,082)        (7,251)         (78,431)
                                                        ---------------------------------------------------

Investing activities:
   Purchases of marketable securities                                --         (2,234)         (83,351)
   Maturities of marketable securities                               --         14,977           83,351
   Acquisition of property and equipment                            (54)          (128)          (1,990)
                                                        ---------------------------------------------------
Net cash provided by (used in) investing activities                 (54)        12,615           (1,990)
                                                        ---------------------------------------------------

Financing activities:
   Initial public offering                                           --             --            9,696
   Net proceeds from issuances of common stock                    4,457             44           38,346
   Net proceeds from issuance of preferred stock                     --             --           20,716
   Net proceeds from exercise of Class A Warrants                    --             --            5,675
   Net proceeds from exercise of Class B Warrants                    --             --           17,538
   Net proceeds from exercise of other warrants                      --             --              115
   Repayment of equipment capital leases                             --             --             (927)
   Other financing activities, net                                   --             --             (286)
                                                         --------------------------------------------------
Net cash provided by financing activities                         4,457             44           90,873
                                                         --------------------------------------------------

Change in cash and cash equivalents                                 321          5,408           10,452
Cash and cash equivalents, beginning of period                   10,131          6,645               --
                                                         --------------------------------------------------
Cash and cash equivalents, end of period                       $ 10,452       $ 12,053         $ 10,452
                                                         ==================================================


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

2. Liquidity and Continuation of Operations

         Through June 30, 2003, the Company has continued to use cash to fund significant, recurring operating losses. At June 30, 2003, the Company had remaining cash and cash equivalents of $10.5 million. Based on its current operating plan, the Company does not have sufficient funds to operate its business for the next twelve months. The Company will need to raise additional capital to fund its future operations. The Company is currently pursuing additional financing and other strategic alternatives. If the Company is unable to raise additional capital or consummate a strategic transaction, it will have to make substantial changes to its operating plan or cease operations. The Company must implement changes to its operating plan by the end of 2003 in order to fund its operations beyond the first quarter of 2004. Accordingly, substantial doubt exists as to the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3. Private Placement of Common Stock

         In June 2003, the Company completed a private placement of 3,846,150 shares of its common stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. The net proceeds of $4.5 million from this offering were allocated between common stock and the warrants based on their relative fair values. The warrants expire June 25, 2008.

4. Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and on a going concern basis, which assumes continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26534).

5. Per Share Data - Antidilution

         The Company has outstanding warrants and stock options that were antidilutive and not included in the calculation of the diluted loss applicable to common shareholders per share.

6. Income Tax Benefits

         The Company recognized state tax benefits of $22,000 and $227,000 during the six-month periods ended June 30, 2003 and 2002, respectively, related to the sale of research and development tax credits to the State of Connecticut.

7. Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the terms of the option are fixed and the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the six-month periods ended June 30, 2003 and 2002, no compensation expense was required to be recorded.

         For purposes of pro forma disclosures computed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the estimated fair value of employee stock option grants is amortized to expense over the options' vesting periods. Pro forma information (as restated as of March 31, 2003 and for prior periods) follows (in thousands, except per share amounts):

                                                                                               From Inception
                                            For the Three Months     For the Six Months        (May 1, 1994)
                                               Ended June 30,           Ended June 30,            through
                                               2003        2002        2003       2002          June 30, 2003
                                            ---------------------    -----------------       -----------------
Net loss, as reported                        $(3,136)    $(3,309)     $(5,561)  $ (7,338)        $(90,689)
Add:  Stock-based employee
         compensation expense
         included in reported net loss            --          --           --        --               768
Deduct:  Total stock-based employee
         compensation expense
         determined under fair value
         based method for all awards          (1,308)     (1,713)      (2,686)    (3,360)         (22,952)
                                            ----------------------------------------------------------------
Pro forma net loss                            (4,444)     (5,022)      (8,247)   (10,698)        (112,873)
Pro forma preferred stock dividend
         and accretion                            --          --           --       --            (18,489)
                                            ----------------------------------------------------------------
Pro forma loss applicable to common
         shareholders                       $ (4,444)    $(5,022)     $(8,247)  $(10,698)       $(131,362)
                                            ================================================================
Pro forma basic and diluted loss applicable
         to common shareholders per share   $   (0.15)   $ (0.17)     $ (0.28)  $  (0.37)
                                            ===============================================

8. Gift to Yale University

         In July 2003, the Company made a gift of $0.2 million to support research projects at a Yale University research laboratory headed by one of its directors. The gift is payable in three installments through January 1, 2004. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company will record the total amount of the gift as research and development expense in the three-month period ended September 30, 2003.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to continue as a going concern, which is dependent on securing external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and the inability to continue operations as a result, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the U.S. Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         At the present time, under our current operating plan, we do not have sufficient cash to fund our operations through June 30, 2004. Accordingly, this raises substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional capital or consummate a strategic relationship as further described in "Liquidity and Capital Resources", we will have to substantially reduce our operating plan, or cease operations. In addition, if we were to cease operations, it could have a material adverse effect on our ownership of, or ability to use, our technologies.

         If we are able to obtain additional financing or consummate a strategic transaction, our plan of operations for the next 12 months includes the following elements:

o Conduct Phase I clinical studies for safety and dosage of Triapine'r'in conjunction with standard chemotherapy treatments;

o Conduct Phase II clinical studies of Triapine in conjunction with standard chemotherapy treatments;

o      Conduct Phase II clinical studies of Triapine'r' as a single agent;

o      Conduct Phase I clinical studies for safety and dosage of VNP40101M;

o Conduct Phase I clinical studies for safety and dosage of VNP40101M in conjunction with standard chemotherapy treatments;

o      Conduct Phase II clinical studies of VNP40101M;

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


Critical Accounting Policies and Estimates

         There were no changes in our critical accounting policies from those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2002 and no significant changes in any accounting estimates during the periods referred to below.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002

         Revenues. Revenues were $102,000 for the three-month period ended June 30, 2003, as compared to $37,000 for the same period in 2002. The increase was due primarily to higher revenues from research grants and research support.

         Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $2.6 million for the three-month period ended June 30, 2003, compared with $2.9 million for the same 2002 period. Clinical trials expenses increased to $1.7 million for the second quarter of 2003 from $1.3 million for the comparable 2002 period due primarily to higher patient enrollment and start-up costs associated with new clinical trials of Triapine'r' and VNP40101M, partially offset by lower drug manufacturing costs and, to a lesser extent, lower costs associated with TAPET'r' clinical trials, which are now closed to patient accrual.

Other research and development costs decreased by $0.7 million primarily due to lower external research spending and fewer employees.

         General and Administrative. General and administrative expenses decreased to $0.7 million for the three-month period ended June 30, 2003 from $0.8 million for the comparable 2002 period. The decrease was primarily due to lower patent fees.

         Interest Income. Interest income was $24,000 for the three-month period ended June 30, 2003, as compared to $101,000 for the same period in 2002. The decrease was due to a lower average level of invested funds and, to a lesser extent, lower interest rates.

         Net Loss. The net loss was $3.1 million, or $0.11 per share, for the three-month period ended June 30, 2003, compared to a net loss of $3.3 million, or $0.11 per share, for the same period in 2002.

Comparison of the Six-Month Periods Ended June 30, 2003 and 2002

         Revenues. Revenues were $171,000 for the six-month period ended June 30, 2003, as compared to $84,000 for the same period in 2002. The increase was primarily due to higher revenues from research grants and research support.

         Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $4.5 million for the six-month period ended June 30, 2003, compared with $6.3 million for the same 2002 period. Clinical trials expenses were $2.6 million for the six-month period ended June 30, 2003, as compared to $2.7 million for the same period in 2002. Other research and development costs decreased to $1.9 million for the six months ended June 30, 2003, from $3.6 million for the same period in 2002. The decrease of $1.7 million was due primarily to lower external research spending and fewer employees.

         General and Administrative. General and administrative expenses were $1.4 million for the six-month period ended June 30, 2003, as compared to $1.7 million for the comparable 2002 period. The decrease was due primarily to lower patent and professional fees.

         Interest Income. Interest income was $55,000 for the six-month period ended June 30, 2003, as compared to $368,000 for the same period in 2002. The 2003 decrease in interest income was due primarily to a lower average level of invested funds and, to a lesser extent, lower interest rates.

         Income Tax Benefit. Income tax benefits of $22,000 and $227,000 were recognized during the six-month periods ended June 30, 2003 and 2002, respectively, related to sales of certain research and development tax credits to the State of Connecticut.

         Net Loss. The net loss was $5.6 million, or $0.19 per share, for the six-month period ended June 30, 2003, compared to a net loss of $7.3 million, or $0.25 per share, for the same period in 2002.

Liquidity and Capital Resources

         At June 30, 2003, we had cash and cash equivalents of $10.5 million compared to cash and cash equivalents of $10.1 million at December 31, 2002. The increase in 2003 was due to net proceeds of $4.4 million from a private placement of securities in June 2003, described below, offset by cash used to fund operating activities of $4.1 million.

         In June 2003, we completed a private placement of 3,846,150 shares of our Common Stock at $1.30 per share. The investors also received warrants to purchase 1,923,075 shares of Common Stock at $2.20 per share, expiring June 25, 2008. The net proceeds of $4.4 million will be used to fund clinical and research development activities, working capital and general corporate purposes.

         Effective August 1, 2003, we reinstated the full salaries of our senior management, a portion of which were deferred in connection with our May 2002 realignment plan. The salary deferrals will be repaid in equal installments over the twelve month period ended July 31, 2004. As of June 30, 2003, the salary deferral totaled $379,000 and is included in accrued payroll and payroll-related expenses in the accompanying balance sheet.

         We need to raise additional capital or consummate a strategic transaction, such as an acquisition or business partnership, in order for our operations to continue. We are currently pursuing additional financing and other strategic alternatives. We cannot assure you that we will be able to raise additional capital or otherwise complete another form of transaction to allow us to continue our operations, nor can we predict what the terms of any financing or other transaction might be. Any financing or other strategic transaction could be at prices below the market price of our common stock and could be extremely dilutive to our current stockholders.

         Until we raise capital or consummate a strategic transaction, if ever, our operating plan will be under constant evaluation by our Board and management for potentially substantial changes, including reducing expenses through reductions in the number of employees, and curtailment or complete cessation of product trials or research. If we are unable to raise additional capital or consummate a strategic transaction, we will have to make substantial changes to our operating plan or cease operations. Based on its current operating plan, the Company does not have sufficient funds to operate its business for the next twelve months. We must implement changes to our operating plan by the end of 2003 in order to fund our operations beyond the first quarter of 2004. Accordingly, substantial doubt exists as to our ability to continue as a going concern.

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



                                     PART II

                                OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         In June 2003, the Company issued 3,846,150 shares of its Common Stock in a private placement in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The investors also received warrants to purchase 1,923,075 shares of Common Stock at $2.20 per share, expiring June 25, 2008. The Company has subsequently registered the resale of these shares by the investors pursuant to an effective registration statement on Form S-3.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               Exhibit 99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               Exhibit 99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2003:

               1. On May 15, 2003 under Item 5 and Item 7 to announce the Company's 2003 first quarter financial results.

               2. On May 21, 2003 under Item 5 and Item 7 to announce the Company initiated a Phase II trial of Triapine'r'and Gemcitabine in lung cancer.

               3. On May 28, 2003 under Item 5 and Item 7 to announce the Company initiated a Phase II trial of Triapine and Gemcitabine in pancreatic cancer.

               4. On June 2, 2003 under Item 5 and Item 7 to announce the Company presented clinical data from Phase I trials of its anticancer agents VNP40101M in leukemia and Triapine'r' in combination with Gemcitabine in poster sessions at the annual meeting of the American Society of Clinical Oncology.

               5. On June 12, 2003 under Item 5 and Item 7 to announce the Company had terminated the Phase I trial of its first generation TAPET'r' vector with immune system modulation and will continue to study second generation TAPET vectors in preclinical studies. The Company also announced it had received notification from The Nasdaq Stock Market that the Company regained compliance with Marketplace Rule 4450
                    (a)(5).

               6. On June 20, 2003, under Item 5 and Item 7 to announce the Company entered into a Securities Purchase Agreement with certain purchasers relating to the private placement of shares of Common Stock and Warrants, and a Registration Rights Agreement relating thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2003             Vion Pharmaceuticals, Inc.

                                    By:    /s/ Howard B. Johnson
                                      --------------------------------------
                                          Howard B. Johnson
                                          Vice President, Finance and
                                          Chief Financial Officer

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

/s/ Alan Kessman
-------------------------
Alan Kessman
President and Chief Executive Officer

Date:  August 13, 2003

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

/s/ Howard B. Johnson
------------------------------
Howard B. Johnson
Vice President, Finance and Chief Financial Officer


Date:  August 13, 2003

                            STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as.....................   'r'