Form 10-Q/A
period 2003-06-30
VION PHARMACEUTICALS INC
filed 2003-08-18
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

o Continue to support research and development being performed at Yale University and by other collaborators. The Company has recently received inquiries from Yale University about minimum royalties under certain licensing agreements; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.


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

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               31.1 Certification of the Chief Executive  Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial  Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Chief Executive  Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial  Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  August 14, 2003             Vion Pharmaceuticals, Inc.

                                    By:    /s/ Howard B. Johnson
                                      --------------------------------------
                                          Howard B. Johnson
                                          Vice President, Finance and
                                          Chief Financial Officer