Form 10-Q
period 2003-09-30
VION PHARMACEUTICALS INC
filed 2003-11-13
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant's common stock as of November 7, 2003 was 39,271,203.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)

                                                                                      September 30,       December 31,
(In thousands, except share and per share data)                                           2003               2002
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $   18,415              $ 10,131
   Interest receivable                                                                    10                    10
   Accounts receivable                                                                    11                    48
   Prepaid expenses                                                                       43                   249
                                                                                  ------------------------------------
     Total current assets                                                             18,479                10,438
   Property and equipment, net                                                           359                   456
   Security deposits                                                                      29                    29
                                                                                  ------------------------------------
     Total assets                                                                 $   18,867              $ 10,923
                                                                                  ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accrued payroll and payroll-related expenses                                   $      532              $    411
   Accounts payable and other accrued expenses                                         3,158                 1,648
                                                                                  ------------------------------------
     Total current liabilities                                                         3,690                 2,059
                                                                                  ------------------------------------

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and
     outstanding: none                                                                    --                    --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  39,271,203 and 28,908,872 shares
     at September 30, 2003 and December 31, 2002, respectively                           393                   289
   Additional paid-in-capital                                                        127,192               112,447
   Accumulated deficit                                                              (112,408)             (103,872)
                                                                                  ------------------------------------
                                                                                      15,177                 8,864
                                                                                  ------------------------------------
      Total liabilities and shareholders' equity                                  $   18,867             $  10,923
                                                                                  ====================================


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)


                                           For the Three Months Ended      For the Nine Months Ended   May 1, 1994 (Inception)
                                                   September 30,                  September 30,              through
(In thousands, except per share data)          2003              2002          2003              2002   September 30, 2003
                                           --------------------------      --------------------------  -----------------------
Revenues:
     Contract research grants                 $    14          $    66         $   152         $   122        $   2,344
     Research support                              74               --              98              --            5,601
     Technology license fees                        6               --              12              28            4,443
     Laboratory support services                   --                8               3               8              146
                                             -------------------------        ------------------------        ---------
         Total revenues                            94               74             265             158           12,534
                                             -------------------------        ------------------------        ---------

Operating expenses:
     Research and development                   1,065            1,009           2,921           4,584           61,530
     Clinical trials                            1,446            1,129           4,043           3,877           25,410
                                             -------------------------        ------------------------        ---------
         Total research and development         2,511            2,138           6,964           8,461           86,940
     General and administrative                   563              486           1,919           2,180           24,096
                                             -------------------------        ------------------------        ---------
         Total operating expenses               3,074            2,624           8,883          10,641          111,036
                                             -------------------------        ------------------------        ---------

Interest income                                   (32)             (67)            (87)           (435)          (4,824)
Interest expense                                   --               --              --              --              208
                                             -------------------------        ------------------------        ---------
     Loss before income taxes                  (2,948)          (2,483)         (8,531)        (10,048)         (93,886)

Income taxes (benefit)                             27               --               5            (227)            (222)
                                             -------------------------        ------------------------        ---------
     Net loss                                  (2,975)          (2,483)         (8,536)         (9,821)         (93,664)

Preferred stock dividends and accretion            --               --              --              --          (18,489)
                                             -------------------------        ------------------------        ---------

Loss applicable to common shareholders        $(2,975)         $(2,483)        $(8,536)        $(9,821)       $(112,153)
                                             =========================        ========================        =========

Loss applicable to common shareholders
     per share                                $ (0.09)         $ (0.09)        $ (0.28)       $  (0.34)
                                             =========================        ========================

Weighted-average number of shares of
     common stock outstanding                  33,631           28,892          30,628          28,886
                                             =========================        ========================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                  Accumulated
                                                                     Additional      Other                       Total
                                                   Common Stock        Paid-in    Comprehensive   Accumulated  Shareholders'
(In thousands, except share data)              Shares      Amount      Capital    Income (Loss)     Deficit      Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                  26,167,642    $ 262     $ 100,027       $ 120      $ (77,752)      $ 22,657
Public offering of common stock -
    August 2001                                2,500,000       25        11,386                                    11,411
Exercise of stock options                        191,527        2           777                                       779
Exercise of warrants                               4,015       --            14                                        14
Compensation associated with stock option
   grants                                                                   111                                       111
Issuances under employee benefit plans            10,189       --            62                                        62
Change in net unrealized gains and losses                                               (126)                        (126)
Net loss                                                                                           (13,810)       (13,810)
                                                                                                               --------------
Comprehensive loss                                                                                                (13,936)
                                              -------------------------------------------------------------------------------
Balance at December 31, 2001                  28,873,373    $ 289     $ 112,377        $  (6)    $ (91,562)      $ 21,098
Exercise of stock options                         10,395       --            32                                        32
Issuances under employee benefit plans            25,104       --            38                                        38
Change in net unrealized gains and losses                                                  6                            6
Net loss                                                                                           (12,310)       (12,310)
                                                                                                               --------------
Comprehensive loss                                                                                                (12,304)
                                              -------------------------------------------------------------------------------
Balance at December 31, 2002                  28,908,872    $ 289     $ 112,447        $  --     $(103,872)      $  8,864
Private placement of common stock - June 2003  3,846,150       38         4,411                                     4,449
Private placement of common stock -
   September 2003                              6,475,000       65        10,321                                    10,386
Issuances under employee benefit plans            41,181        1            13                                        14
Net loss                                                                                            (8,536)        (8,536)
                                              -------------------------------------------------------------------------------
Balance at September 30, 2003                 39,271,203    $ 393     $ 127,192        $  --     $(112,408)      $ 15,177
                                              ===============================================================================



   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                         For The Period From
                                                               For the Nine Months          May 1, 1994
                                                               Ended September 30,       (Inception) through
(In thousands)                                                2003            2002       September 30, 2003
--------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                  $  (8,536)    $ (9,821)      $ (93,664)
   Adjustments to reconcile net loss to net cash used
    in operating activities-
     Depreciation and amortization                                 148          182           2,568
     Loss on equipment disposals                                     8           --              12
     Non-cash compensation                                          --           --           1,068
     Purchased research and development                             --           --           4,481
     Stock issued for services                                      --           --             600
     Amortization of financing costs                                --           --             346
     Extension/reissuance of placement agent warrants               --           --             168
     Changes in operating assets and liabilities-
        Receivables and prepaid expenses                           243          213             (63)
        Other assets                                                --            1             (26)
        Current liabilities                                      1,631         (184)          3,655
                                                         --------------------------------------------------
Net cash used in operating activities                           (6,506)      (9,609)        (80,855)
                                                         --------------------------------------------------

Investing activities:
   Purchases of marketable securities                               --       (2,297)        (83,351)
   Maturities of marketable securities                              --       18,302          83,351
   Acquisition of property and equipment                           (59)        (139)         (1,995)
                                                         --------------------------------------------------
Net cash (used in) provided by investing activities                (59)      15,866          (1,995)
                                                         --------------------------------------------------

Financing activities:
   Initial public offering                                          --           --           9,696
   Net proceeds from issuances of common stock                  14,849           45          48,738
   Net proceeds from issuance of preferred stock                    --           --          20,716
   Net proceeds from exercise of Class A Warrants                   --           --           5,675
   Net proceeds from exercise of Class B Warrants                   --           --          17,538
   Net proceeds from exercise of other warrants                     --           --             115
   Repayment of equipment capital leases                            --           --            (927)
   Other financing activities, net                                  --           --            (286)
                                                         --------------------------------------------------
Net cash provided by financing activities                       14,849           45         101,265
                                                         --------------------------------------------------

Change in cash and cash equivalents                              8,284        6,302          18,415
Cash and cash equivalents, beginning of period                  10,131        6,645              --
                                                         --------------------------------------------------
Cash and cash equivalents, end of period                    $   18,415     $ 12,947      $   18,415
                                                         ==================================================


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                                   (Unaudited)


1.       The Company

         Vion Pharmaceuticals, Inc. (the "Company") is a development stage biopharmaceutical company engaged in the research, development and commercialization of therapeutics and technologies for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

2.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 000-26534).

3.       Private Placements of Common Stock

         In June 2003, the Company completed a private placement of 3,846,150 shares of its common stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. The net proceeds of $4.4 million from this offering were allocated between common stock and the warrants based on their relative fair values. The warrants expire June 25, 2008.

         In September 2003, the Company completed an additional private placement of 6,475,000 shares of its common stock at $1.75 per share and warrants to purchase 6,475,000 shares of common stock at $2.50 per share. A warrant to purchase an additional 100,000 shares of common stock at $2.50 per share was issued to the placement agent. The net proceeds of $10.4 million from this offering were allocated between common stock and the warrants based on their relative fair values. The warrants expire September 19, 2008. Beginning March 20, 2005, the Company may, at its option, call any unexercised warrants if the trading price of the Company's common stock exceeds $3.50 for a period of 20 consecutive trading days.

4.       Per Share Data - Antidilution

         The Company has outstanding warrants and stock options that were antidilutive and not included in the calculation of the diluted loss applicable to common shareholders per share.

5.       Income Taxes

         For the nine-month period ended September 30, 2003, the Company recognized a state tax provision of $5,000 which reflected a current state income tax provision of $27,000 net of a state tax benefit of $22,000. For the nine-month period ended September 30, 2002, the Company recognized a state tax benefit of $227,000. The state tax benefits reflect the sale of certain research and development tax credits to the State of Connecticut.

6.       Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, if the terms of the option are fixed and the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized. For the nine-month periods ended September 30, 2003 and 2002, no compensation expense was required to be recorded.

         For purposes of pro forma disclosures computed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the estimated fair value of employee stock option grants is amortized to expense over the options' vesting periods. Pro forma information (as restated for periods prior to March 31, 2003) follows (in thousands, except per share amounts):

                                                                                                           From Inception
                                                           For the Three Months      For the Nine Months    (May 1, 1994)
                                                             Ended September 30,     Ended September 30,      through
                                                            2003         2002         2003         2002    Sept. 30, 2003
                                                         -----------------------    ---------------------  ---------------

Net loss, as reported ................................   $  (2,975)   $  (2,483)    $ (8,536)   $  (9,821)   $ (93,664)
Add:  Stock-based employee
         compensation expense
         included in reported net loss ...............        --           --           --           --            768
Deduct:  Total stock-based employee
         compensation expense
         determined under fair value
         based method for all awards .................      (1,189)      (1,776)      (3,876)      (5,136)     (24,141)
                                                         --------------------------------------------------------------
Pro forma net loss ...................................      (4,164)      (4,259)     (12,412)     (14,957)    (117,037)
Pro forma preferred stock dividend
         and accretion ...............................          --           --           --           --      (18,489)
                                                         --------------------------------------------------------------
Pro forma loss applicable to common
         shareholders ................................   $  (4,164)   $  (4,259)    $(12,412)   $ (14,957)   $(135,526)
                                                         ==============================================================
Pro forma basic and diluted loss applicable
         to common shareholders per share ............   $   (0.12)   $   (0.15)    $  (0.41)   $   (0.52)
                                                         ==================================================


7.       Gifts to Yale University

         In July 2003, the Company made a gift of $0.2 million to support research projects at a Yale University research laboratory headed by one of its directors. The gift is payable in three installments with the last installment payable on January 1, 2004. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development expense in the three-month period ended September 30, 2003.

         In November 2003, the Company made an additional gift of $0.2 million to support research projects at a Yale University research laboratory headed by one of its directors. The gift is payable in four equal quarterly installments beginning April 1, 2004. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company will record the total amount of the gift as research and development expense in the three-month period ended December 31, 2003.

8.       Employment Agreement

         In October 2003, the Company entered into a new two-year employment agreement commencing on January 1, 2004 with Mr. Kessman. The new employment agreement has substantially the same terms as the current employment agreement.

9.       License Agreement

         In October 2003, the Company entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") related to the exclusive rights to develop, manufacture and market Triapine'r' for anticancer and antiviral uses in the mainland of People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory").

         Under the terms of the agreement, the Company received an initial payment of $500,000 in November 2003 and the Company will receive $4.75 million in additional milestone payments and royalty payments of 11% of any Triapine revenues in the Territory. Pason will fund the preclinical and clinical development necessary for regulatory approval of Triapine in the Territory.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project,"

"predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and the inability to continue operations as a result, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the U.S. Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2002. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

o Continue to support research and development being performed at Yale University and by other collaborators. The Company has received inquiries from Yale University about minimum royalties under certain licensing agreements; and

o Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

Critical Accounting Policies and Estimates

         There were no changes in our critical accounting policies from those discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2002 and no significant changes in any accounting estimates during the periods referred to below.

Results of Operations

         Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

         Revenues. Revenues were $94,000 for the three-month period ended September 30, 2003, as compared to $74,000 for the same period in 2002. The increase was due primarily to higher revenues from research support partially offset by lower revenues from contract research grants.

         Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $2.5 million for the three-month period ended September 30, 2003, compared with $2.1 million for the same 2002 period. Clinical trials expenses increased to $1.4 million for the third quarter of 2003 from $1.1 million for the comparable 2002 period due primarily to higher patient enrollment and start-up costs associated with new clinical trials of Triapine'r'. Other research and development expenses increased by $0.1 million primarily due to higher expense for external research support partially offset by a decrease in employee-related expenses due to fewer employees.

         General and Administrative. General and administrative expenses increased to $0.6 million for the three-month period ended September 30, 2003 from $0.5 million for the comparable 2002 period. The increase was primarily due to higher legal fees.

         Interest Income. Interest income was $32,000 for the three-month period ended September 30, 2003, as compared to $67,000 for the same period in 2002. The decrease was primarily due to lower interest rates.

         Income Taxes. For the three-month period ended September 30, 2003, a current state income tax provision of $27,000 was recorded. No income tax provision was recorded for the three-month period ended September 30, 2002.

         Net Loss. The net loss was $3.0 million, or $0.09 per share, for the three-month period ended September 30, 2003, compared to a net loss of $2.5 million, or $0.09 per share, for the same period in 2002. Weighted-average common shares outstanding during the periods were 33.6 million and 28.9 million, respectively.

         Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

         Revenues. Revenues were $265,000 for the nine-month period ended September 30, 2003, as compared to $158,000 for the same period in 2002. The increase was primarily due to higher revenues from research support and grants.

         Research and Development. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $7.0 million for the nine-month period ended September 30, 2003, compared with $8.5 million for the same 2002 period. Clinical trials expenses were $4.0 million for the nine-month period ended September 30, 2003, as compared to $3.9 million for the same period in 2002. Other research and development expenses were $2.9 million for the nine months ended September 30, 2003, compared with $4.6 million for the same period in 2002 primarily due to a decrease in employee-related expenses due to fewer employees and, to a lesser extent, a decrease in expense for external research support.

         General and Administrative. General and administrative expenses were $1.9 million for the nine-month period ended September 30, 2003, as compared to $2.2 million for the comparable 2002 period. The decrease was due primarily to lower patent and professional fees, partially offset by higher legal fees.

         Interest Income. Interest income was $87,000 for the nine-month period ended September 30, 2003, as compared to $435,000 for the same period in 2002. The 2003 decrease in interest income was due to a lower average level of invested funds and lower interest rates.

         Income Taxes. For the nine-month period ended September 30, 2003, a state income tax provision of $5,000 was recorded, which reflected a current state income tax provision of $27,000 net of a state tax benefit of $22,000. For the nine-month period ended September 30, 2002, a state tax benefit of $227,000 was recorded. The state tax benefits reflect the sale of certain research and development tax credits to the State of Connecticut.

         Net Loss. The net loss was $8.5 million, or $0.28 per share, for the nine-month period ended September 30, 2003, compared to a net loss of $9.8 million, or $0.34 per share, for the same period in 2002. Weighted-average common shares outstanding during the periods were 30.6 million and 28.9 million, respectively.

Liquidity and Capital Resources

         At September 30, 2003, we had cash and cash equivalents of $18.4 million compared to cash and cash equivalents of $10.1 million at December 31, 2002. The increase in 2003 was due to net proceeds of $14.8 million from private placements of securities in June and September 2003, described below, offset by cash used to fund operating activities of $6.5 million.

         In June 2003, we completed a private placement of 3,846,150 shares of our Common Stock at $1.30 per share. The investors also received warrants to purchase 1,923,075 shares of Common Stock at $2.20 per share, with these warrants expiring on June 25, 2008. In September 2003, we completed a private placement of 6,475,000 shares of our Common Stock at $1.75 per share. The investors also received warrants to purchase 6,475,000 shares of Common Stock at $2.50 per share and the placement agent received a warrant to purchase an additional 100,000 shares of Common Stock at $2.50 per share. These warrants expire on September 19, 2008. The net proceeds from the private placements totaling $14.8 million will be used to fund clinical and research development activities, working capital and general corporate purposes.

         On August 1, 2003, we reinstated the full salaries of our senior management, a portion of which had been deferred in connection with our May 2002 realignment plan. The salary deferrals will be paid in equal installments over the twelve-month period beginning August 1, 2003. As of September 30, 2003, the salary deferral amounted to $340,000 and was included in accrued payroll and payroll-related expenses in the accompanying balance sheet.

         We will need to raise additional capital or consummate a strategic transaction, such as an acquisition or business partnership in order for our operations to continue beyond December 31, 2004. We are actively seeking additional financing and other strategic alternatives. We cannot assure you that we will be able to raise additional capital or otherwise complete another form of transaction to allow us to continue our operations after December 31, 2004, nor can we predict what the terms of any financing or other transaction might be. Any financing or other strategic transaction could be at prices below the market price of our common stock and could be extremely dilutive to our current stockholders.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         For information regarding our exposure to certain market risks, see
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our market risk exposure since then.

ITEM 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures - As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         (b) Changes in internal control over financial reporting - There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.


                                     PART II

                                OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         In September 2003, the Company issued 6,475,000 shares of its Common Stock in a private placement in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The investors also received warrants to purchase 6,475,000 shares of Common Stock and the placement agent received a warrant to purchase 100,000 shares of Common Stock at $2.50 per share, expiring on September 19, 2008. The Company has subsequently registered the resale of these shares by the investors pursuant to an effective registration statement on Form S-3.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.

               10.34 Research Services Agreement Between Vion Pharmaceuticals,
                     Inc. and Eli Lilly and Company dated as of September 8, 2003. (1)

               10.35 License Agreement Between Vion Pharmaceuticals, Inc. and
                     Beijing Pason Pharmaceuticals, Inc. dated as of September 12, 2003. (1)

               10.36 Employment Agreement Between Vion Pharmaceuticals, Inc. and
                     Alan Kessman dated as of November 3, 2004.

               31.1  Certification of the Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification of the Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1  Certification of the Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2  Certification of the Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

            ----------

            (1) Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission.

            (b) Reports on Form 8-K.

                The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003:

                1. On July 23, 2003 under Item 5 and Item 7 to announce the Company initiated a Phase I trial of VNP40101M and Ara-C in patients with advanced leukemia.

                2. On August 13, 2003 under Item 5 and Item 7 to announce the Company's 2003 second quarter financial results.

                3. On September 8, 2003 under Item 5 and Item 7 to announce the Company entered into a research services agreement with Eli Lilly and Company ("Lilly") related to Phase II trials of its anticancer agent Triapine'r' in combination with Lilly's anticancer agent Gemzar'r'.

                4. On September 10, 2003 under Item 5 and Item 7 to announce the Company entered into a Securities Purchase Agreement with certain purchasers relating to the private placement of shares of Common Stock and Warrants, and a Registration Rights Agreement relating thereto.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003
                                Vion Pharmaceuticals, Inc.


                                By: /s/ HOWARD B. JOHNSON
                                    -----------------------------
                                    Howard B. Johnson
                                    Vice President, Finance and
                                       Chief Financial Officer

                             STATEMENT OF DIFFERENCES
                             ------------------------
The registered trademark symbol shall be expressed as......................'r'