Form 10-K
period 2003-12-31
VION PHARMACEUTICALS INC
filed 2004-03-29
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2003 was $47,555,968 based on the last sale price for the common stock on that date as reported by the Nasdaq SmallCap MarketSM.

The number of shares outstanding of the registrant's common stock as of March 24, 2004 was 54,832,383.

VION PHARMACEUTICALS, INC.

ANNUAL REPORT ON FORM 10-K

In this report, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Vion" refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

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

PART I

ITEM 1:    Business

General

We are a development stage company engaged in the development of therapeutics and technologies for the treatment of cancer. We were incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. For the years ended December 31, 2003, 2002 and 2001, we spent $9.7 million, $10.5 million and $12.5 million, respectively, on research, development and clinical activities.

Our portfolio of potential products consists of two distinct small molecule anticancer agents in clinical development and additional small molecules and a drug delivery system in preclinical development. 'Preclinical development' or 'preclinical studies' indicate that the product candidates selected for development are being evaluated for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal, models. Clinical development involves a three-phase process. 'Phase I' indicates safety and proof-of-concept testing and determination of the maximum tolerated dose in a limited patient population. 'Phase II' indicates safety, dosing and activity testing in a limited patient population. 'Phase III' indicates safety, dosing and efficacy testing in a large patient population.

Products in Clinical Development

•	Triapine® inhibits the enzyme ribonucleotide reductase, and therefore prevents the replication of tumor cells by blocking a critical step in DNA synthesis. We are evaluating Triapine in Phase I and Phase II combination trials. Triapine is also being evaluated in additional Phase I and Phase II single agent and combination clinical trials sponsored by the National Cancer Institute.

•	CLORETAZINE™ (VNP40101M) is a sulfonyl hydrazine alkylating (DNA-damaging) agent. We are evaluating CLORETAZINE™ (VNP40101M) for safety in Phase I single agent and combination trials. In March 2004, we announced that CLORETAZINE™ (VNP40101M) was designated as a fast track program by the U.S. Food and Drug Administration (FDA) in relapsed or refractory acute myeloid leukemia. In March 2004, we initiated a Phase II trial of CLORETAZINE™ (VNP40101M) as a single agent in acute myeloid leukemia and myelodysplastic syndromes. We also plan to commence a Phase II trial of CLORETAZINE™ (VNP40101M) in combination with cytosine arabinoside (Ara-C) in acute myeloid leukemia in 2004. Initiation of a Phase II trial of CLORETAZINE™ (VNP40101M) in human glioma (brain cancer) is planned for 2004 under an investigator's Investigational New Drug Application (IND).

Products in Preclinical Development

•	Heterocyclic hydrazones are anticancer compounds that have demonstrated potent anti-tumor effects in preclinical studies. The mechanisms of action for these compounds are unidentified at this time but appear to be unlike any commercially available anticancer agents that we know of. In December 2003, we entered into an exclusive research collaboration and option agreement related to these compounds and we are now evaluating heterocyclic hydrazones in preclinical studies.

•	KS119, an additional cytotoxic (cell-damaging) compound from the sulfonyl hydrazine class, has been demonstrated in preclinical studies to be highly selective for hypoxic (poorly oxygenated) cells which are found in tumors and are often hard to treat with conventional anticancer agents. We are evaluating KS119 in preclinical studies.

•	TAPET® (Tumor Amplified Protein Expression Therapy), our drug delivery system using modified Salmonella bacteria, is designed to deliver anticancer agents directly to solid tumors. Our first generation TAPET bacteria, VNP20009, was previously evaluated in Phase I trials. Based on the clinical evidence provided by VNP20009, we developed two second-generation TAPET vectors designed for improved colonization of human tumors. Both of these vectors have been evaluated in veterinary clinical trials in dogs with spontaneous tumors. We continue to evaluate one of these vectors in additional veterinary clinical studies in dogs.

Our product development programs are based on technologies that we license from Yale University (Yale) and other cancer research centers. Our product development strategy consists of two main approaches. First, we engage in product development with respect to anticancer therapeutics and technologies through in-house preclinical and clinical development and through collaboration with academic institutions. Second, depending on financial and pharmaceutical market conditions and required resources, we determine the best method and/or partnership to develop, and eventually market, our products.

Overview of Cancer and Treatment Methods

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. It is a devastating disease with tremendous unmet medical needs. The American Cancer Society estimates that 1.4 million new cases of cancer will be diagnosed in 2004 in the United States and 563,700 Americans are expected to die from cancer in 2004.

Cancer is a group of diseases characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and irradiation. These factors result in genetic changes affecting the ability of cells to regulate their growth and differentiation normally. When a normal cell becomes cancerous, it can spread to various sites in the body.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of methods. Surgery and radiation therapy are particularly effective in patients where the disease is localized and has not spread to other tissues or organs. The most common method of treating patients with cancer that has spread beyond the primary site is to administer anticancer drugs by mouth or intravenously. In general, drugs used to treat cancer are classified as chemotherapy. Chemotherapy seeks to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. In many cases, chemotherapy consists of the administration of several different drugs in combination. Chemotherapy can cause patient weakness, loss of appetite, nausea and vomiting, and damage to various organs that can result in loss of normal body functions.

Current treatment for most kinds of cancer is inadequate. Therefore, a significant need exists for new therapies which are more effective and/or have reduced side effects.

Our Product Development Programs

We are developing several potential products for the treatment of cancer. Two small molecule anticancer chemotherapy agents are in human clinical trials and additional small molecules and a drug delivery system are in preclinical development. The discussion below sets forth the development status of our product candidates as of December 31, 2003. A 'complete response' in a clinical trial means that the patient shows no remaining evidence of tumor or cancer as assessed by physical exam, x-ray studies and/or tissue biopsies. A 'partial response' in a clinical trial means that the patient shows approximately a 50% reduction in the volume of the tumor.

Products in Clinical Development

Triapine®

Triapine inhibits the enzyme ribonucleotide reductase. Ribonucleotide reductase inhibition is thought to arrest the growth of, or kill, cancer cell lines, by blocking a critical step in DNA synthesis. Inhibition of this enzyme has also been shown in vitro and in vivo to enhance the anti-tumor activity of several standard anticancer agents.

Based on its mechanism of action and preclinical data generated by us and other researchers, we have focused our clinical development strategy for Triapine in combination with other anticancer agents, but have also conducted single agent trials to test its safety and activity as a monotherapy.

Triapine has been evaluated in five single agent Phase I trials and three single agent Phase II trials. The Phase I trials explored various schedules of administration and determined maximum tolerated doses for both solid tumors and hematologic (blood-related) malignancies. The single agent Phase II trials employed one schedule of administration. Overall, evidence of biologic and anti-tumor activity was observed, however, in the tumor types studied to date, Triapine as a single agent has not demonstrated sufficient activity to continue development beyond Phase II. Additional single agent Phase II trials in other malignancies are planned under our collaboration with the National Cancer Institute (NCI) and are expected to commence in 2004. Data from these trials should become available in the 2005 to 2006 timeframe.

Preclinical studies have also shown that, by altering the schedule of administration, the anti-tumor activity of Triapine as a single agent can be increased. Clinical testing of more optimal single agent administration schedules may be possible with the oral form of Triapine, which to date has been studied in a small number of patients to determine its absorption in the bloodstream following a single dose, and a prodrug form (a chemically modified form of the active drug that, when administered to patients, is converted to the active drug) of Triapine, which is being evaluated in preclinical studies.

Preclinical data have demonstrated that Triapine can increase the anti-tumor effects of certain other anticancer agents, including those that damage DNA and the class of agents known as nucleoside analogues. On this basis, we initiated four combination Phase I trials. From these studies, we selected the combination of Triapine and gemcitabine for evaluation in Phase II trials. Through our collaboration for Triapine clinical development with the NCI, additional Phase I and Phase II combination trials are planned for initiation in 2004. Data from these trials should become available in the 2005 to 2006 timeframe.

Additional clinical trials of Triapine, including potential pivotal studies, will be based on the results of ongoing clinical trials.

Triapine as a Single Agent in Solid Tumors

Phase I Single Agent Clinical Trials in Solid Tumors

For Triapine as a single agent in solid tumors, three dosing schedules, a two-hour intravenous infusion schedule administered once monthly, a two-hour infusion schedule administered daily for four or five days, and a 96-hour intravenous infusion schedule, were evaluated in Phase I clinical development. With these schedules in Phase I trials, it was established that Triapine was well-tolerated, relevant blood concentrations of Triapine® at doses at or below the maximum tolerated dose were achieved, and, although none of the patients met the criteria for partial or complete responses, evidence of anti-tumor activity was observed. The anti-tumor activity consisted of reduction in tumor markers (substances produced by the tumor and measured in blood), decreases in tumor masses, or prolonged stable disease, and was observed in several patients with diverse types of advanced, treatment-refractory tumors (breast, esophagus, head and neck, islet cell (hormone-producing cells of the pancreas) and uterine cancer).

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

In October 2002, we initiated a Phase II study of the two-hour infusion schedule, administered daily for four days every other week, in patients with recurrent or metastatic squamous cell cancer of the head and neck. In February 2004, we announced that in a total of 32 patients accrued in this trial, one patient achieved a partial response, and 9 patients had a response of stable disease assessed after four courses of treatment (at approximately eight weeks). Treatment with Triapine was well-tolerated in this trial.

In January 2003, we initiated an additional Phase II study in prostate cancer with patients receiving the two-hour infusion schedule, administered daily for four days every other week. In February 2004, we announced that accrual of patients in this trial had been closed after ten patients.

Triapine in Combination with other Anticancer Agents in Solid Tumors

Phase I Combination Clinical Trial with Gemcitabine in Solid Tumors

In August 2001, we initiated a Phase I clinical trial of Triapine combined with the anticancer agent gemcitabine in patients with treatment-refractory advanced or metastatic solid tumors. Results from this trial were presented at the American Society for Clinical Oncology in June 2003. The trial enrolled 26 patients with advanced cancer of different origins whose disease had progressed after standard therapy or for which standard therapy was not considered effective. Triapine was administered at a fixed dose intravenously over two to four hours followed by a thirty-minute infusion of gemcitabine. Treatment was repeated weekly for three weeks followed by a week of rest. The gemcitabine dose was increased in successive cohorts of three to six patients. The study demonstrated that Triapine could be administered safely with a standard single-agent dose and schedule of gemcitabine. Serum concentrations of Triapine were achieved in the trial at a level capable of enhancing gemcitabine in tumor cell lines. Among 22 patients evaluable for tumor response, a complete response was observed in one patient with an adenocarcinoma (a type of cancer that arises from glandular tissues) of unknown origin, and two patients achieved a partial response. The partial responses occurred in a patient with non-small-cell lung cancer and in a patient with esophageal cancer. Eight additional patients received four or more cycles of treatment.

Phase II Combination Clinical Trials with Gemcitabine in Solid Tumors

In May 2003, we initiated Phase II trials of Triapine in combination with gemcitabine in non-small-cell lung cancer and pancreatic cancer. Data from these trials should be available in 2004.

Other Phase I Combination Trials in Solid Tumors

In May and July 2001, we initiated two additional Phase I clinical trials of Triapine in patients with advanced or metastatic solid tumors. In the first trial Triapine was combined with the anticancer agent cisplatin. The second trial combined Triapine with cisplatin and paclitaxel. Preliminary data from the Triapine-cisplatin trial was released in abstract form in June 2003. These data indicated that Triapine (as a two hour-infusion daily for four days) could be administered safely with doses of cisplatin commonly used for combinations with other anticancer agents. The toxicity of the combination was similar to that expected for each agent alone at the same respective doses. Stabilization of disease that had been progressing prior to treatment was observed in several patients, including patients that had been treated previously with cisplatin or similar anticancer agents.

Triapine® in Leukemia

Phase I Single Agent Clinical Trials in Leukemia

In 2001, we initiated two Phase I clinical trials of Triapine in patients with treatment-refractory leukemias. Traditionally, patients with hematologic malignancies receive higher doses of anti-tumor drugs compared to solid tumor patients because of the need to induce maximal effects on the tumor cells in the bone marrow. Therefore, these studies were established to determine the maximum tolerated dose and most intense schedule possible (limited only by toxicity to organs other than the bone marrow) for both the daily administration for five consecutive days and 96-hour infusion regimens.

In December 2002, we reported the clinical data from the leukemia trials at the American Society of Hematology meeting. A total of 44 patients with advanced hematologic malignancies that had progressed following one or more standard treatments were entered into the two trials. Triapine was administered by 96-hour intravenous continuous infusion every other week or for two consecutive weeks in one trial and by two-hour intravenous infusion once or twice daily for five days every other week for two consecutive weeks in the other trial. In both trials, Triapine was demonstrated to be well-tolerated. Triapine temporarily reduced the number of circulating leukemia cells in most patients. In addition, two patients with acute myeloid leukemia (AML) had temporary complete clearance of leukemia cells in bone marrow, and one patient with AML had an objective partial response.

Phase I Combination Clinical Trial in Leukemia

In March 2003, we initiated a Phase I trial to evaluate Triapine in combination with Ara-C in advanced leukemia. Data from this trial should be available in 2004.

Triapine Collaborations

Collaboration with the National Cancer Institute

In November 2002, we announced that the NCI's Division of Cancer Treatment and Diagnosis had approved a collaboration for the clinical development of Triapine. As part of the collaboration, the NCI's Cancer Therapy Evaluation Program will sponsor clinical trials of Triapine to further explore its activity as a single agent or in combination with other agents in patients with cancer. We provide the product to be used in these trials. In early 2003, we announced that a Clinical Trials Agreement had been executed with the NCI and in January 2004, we announced the first trial to open under NCI sponsorship, a Phase I clinical trial of Triapine in combination with fludarabine for the treatment of advanced leukemia.

Research Services Agreement with Eli Lilly and Company

In September 2003, we entered into a research services agreement with Eli Lilly and Company (Lilly) related to the Phase II trials of Triapine in combination with Lilly's anticancer agent, Gemzar® (gemcitabine). The agreement relates to the measurement of the expression of several genes in tumor tissue and blood samples from patients participating in the Phase II trials of the combination therapy in non-small-cell lung cancer and pancreatic cancer.

License Agreement with Beijing Pason Pharmaceuticals, Inc.

In October 2003, we entered into a license with Beijing Pason Pharmaceuticals, Inc. (Pason) providing them with the exclusive rights to develop, manufacture and market Triapine in the People's Republic of China, Taiwan, Hong Kong and Macao.

Additional Forms of Triapine

We are also developing both an oral dosage form and a prodrug version of Triapine. These alternative forms may be easier to administer and could increase Triapine's anti-tumor effect as a single agent. In December 2002, we announced initial clinical results from six patients treated with a single dose of the oral formulation. At the higher dose level of 100 mg, oral absorption of the drug from the stomach into the blood in excess of 60% was observed in three patients. Initial preclinical studies of the prodrug have shown that it remains in the blood four to six times longer than Triapine itself.

Additional Applications for Triapine

In October 2003, we announced that we had received a Small Business Innovation Research grant from the National Institutes of Health/National Institute of Allergy and Infectious Diseases to support preclinical studies intended to assess the activity of Triapine in combination with various nucleoside analogues against human immunodeficiency virus (HIV), hepatitis B virus (HBV) and herpes simplex virus (HSV). These studies will be conducted in collaboration with the Yale University School of Medicine.

CLORETAZINE™ (VNP40101M)

CLORETAZINE™ (VNP40101M) is a sulfonyl hydrazine alkylating agent. Alkylating agents damage DNA, which results in cell death. Alkylating agents are known to be among the most highly effective agents in the treatment of cancer.

Preclinical data on CLORETAZINE™ (VNP40101M) showed broad antitumor activity in in vivo models. It was curative in certain preclinical leukemia models, including mice bearing certain derivatives of a leukemia cell line that were resistant to standard alkylating agents. CLORETAZINE ™ (VNP40101M) was also active against solid tumor models, including lung, colon, and brain cancer, and melanoma. It was curative in mouse models in which a human glioma (brain tumor) or a mouse colon cancer was implanted and growing under the skin. The drug has been shown in preclinical studies to be capable of crossing the blood-brain barrier with great efficiency. The blood-brain barrier has been a common obstacle in achieving active concentrations of most drugs within the brain.

Clinical development of CLORETAZINE™ (VNP40101M) has included two single-agent Phase I trials in solid tumors, a single-agent Phase I trial in hematologic malignancies, and a Phase I trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C in hematologic malignancies. Based on early indications of activity in Phase I trials, we have focused our clinical development strategy for CLORETAZINE™ (VNP40101M) in leukemia, but plan to conduct additional studies to evaluate CLORETAZINE™ (VNP40101M) in solid tumors.

In March 2004, we received fast track designation from the FDA for CLORETAZINE™ (VNP40101M) in relapsed or refractory AML. The FDA's fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

CLORETAZINE™ (VNP40101M) in Solid Tumors

We have conducted two Phase I studies of CLORETAZINE™ (VNP40101M) in solid tumors. These studies have been designed to determine the safety and maximum tolerated dose of the drug in different treatment schedules.

In June 2001, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M), administered by fifteen-minute intravenous infusion every four to six weeks, in patients with advanced or metastatic solid tumors. In November 2002, we reported clinical results from this trial at the EORTC-NCI-AACR Meeting on "Molecular Targets and Cancer Therapeutics." At the time of presentation, the trial had enrolled 23 patients with advanced cancer of different origins that was considered unresponsive to or had progressed after standard treatments. Overall, CLORETAZINE™ (VNP40101M) was well-tolerated across all dose levels. The highest dose tested is suitable for conducting Phase II trials.

An additional Phase I trial of CLORETAZINE™ (VNP40101M) to explore a weekly administration schedule in solid tumors commenced in February 2003. Data from this trial should be available in 2004.

Initiation of a Phase II trial of CLORETAZINE™ (VNP40101M) in human glioma (brain tumor) is also planned for 2004 under an investigator's Investigational New Drug Application (IND).

CLORETAZINE™(VNP40101M) in Leukemia

We have conducted two Phase I studies of CLORETAZINE™ (VNP40101M) in hematologic (blood) malignancies. These studies have been designed to determine the safety and maximum tolerated dose of the drug in different treatment schedules in this indication.

In August 2002, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M) administered by 15 to 90-minute intravenous infusion to patients with advanced hematologic malignancies. Results from this trial were presented at the American Society for Clinical Oncology in June 2003. At the time of data analysis, 31 patients with advanced or refractory hematologic malignancies had been entered. At all dose levels, CLORETAZINE™ (VNP40101M) was observed to be well-tolerated. The most common toxicity was a transient, dose-related infusion syndrome that was effectively controlled with supportive care and pre-medication. At the highest dose, one patient had prolonged suppression of blood-forming elements, which was considered a dose-limiting toxicity. Evidence of anti-tumor activity was documented by (i) a complete response in a patient with myelodysplastic syndromes (a disorder of blood-forming elements that can lead to leukemia) and a patient with AML, and (ii) significant reduction or elimination of marrow blasts (leukemic cells) at the end of the first cycle of treatment in four patients with AML.

In July 2003, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C in advanced leukemia. Data from this trial should be available in 2004.

In March 2004, we initiated a Phase II trial of CLORETAZINE™ (VNP40101M) as single agent in AML and myelodysplastic syndromes. A Phase II trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C in AML is expected to start in the second half of 2004.

Products in Preclinical Development

Heterocyclic Hydrazones

Heterocyclic hydrazones are anticancer compounds that have demonstrated potent anti-tumor effects in preclinical studies. The mechanisms of action for these compounds are unidentified at this time but appear to be unlike any commercially available anticancer agents that we know of. In December 2003, we entered into an exclusive research collaboration and option agreement related to these compounds with a group of inventors from the Institute of Pharmacy and the Institute of Medicinal Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H, a bank specializing in Austrian business promotion.

We are now evaluating heterocyclic hydrazones in preclinical studies. During the 17-month research collaboration and option agreement, we will investigate several heterocyclic hydrazones in order to identify a lead product candidate. During this period, we will also have the right to enter into an exclusive worldwide license agreement for the compounds. We made an initial payment of $25,000 to enter into the agreement, and an additional payment of $75,000 will be required if we exercise the option to enter into the exclusive worldwide license. The license agreement calls for milestone payments to be paid based on the progress of product development, and royalties based on product revenues.

KS119

KS119, an additional compound from the sulfonyl hydrazine class, has been demonstrated in preclinical studies to be highly selective for hypoxic (poorly oxygenated) cells which are found in tumors and are often hard to treat with conventional anticancer agents. We are evaluating KS119 in preclinical studies.

TAPET® (Tumor Amplified Protein Expression Therapy)

TAPET is a proprietary technology that uses genetically-altered Salmonella bacteria to deliver cancer-fighting drugs preferentially to solid tumors. Extensive preclinical studies in in vivo models have shown that TAPET® bacteria migrate to and penetrate throughout solid tumors. Inside the tumors, TAPET bacteria double in quantity every 30 to 45 minutes, achieving very high bacterial counts, reaching ratios in tumor versus normal tissues of 1000:1. In addition, TAPET can be genetically engineered to deliver anticancer agents continuously within the tumor.

TAPET bacteria are also genetically engineered to reduce normal, toxic reactions to these bacteria. As an additional safety measure, TAPET bacteria remain fully sensitive to antibiotic therapies. Extensive preclinical toxicology studies in several species, including mice, rats, pigs, dogs and monkeys, have demonstrated these safety measures to be effective.

In May 2002, we announced cumulative results from the intravenous infusion studies of VNP20009, our first-generation TAPET vector. In three clinical trials of VNP20009 delivered intravenously over 30 minutes or four hours, 49 patients were treated, and biopsies were taken from tumors of 18 patients who received the three highest dose levels administered in the trials. Of these 18 biopsies, 17 could be evaluated and bacteria were detected in 5 out of 17 or 29%. An acceptable level of bacterial colonization of the tumor was achieved in 2 out of 17 or 12%.

Based on clinical data from our initial TAPET trials, in May 2002 we announced that we would conduct one additional trial of VNP20009 in combination with cyclosporine and methotrexate, and focus our efforts on developing second-generation vectors with improved tumor colonization capabilities. This trial was terminated in June 2003 in order to focus our resources on second-generation vector development.

Second-Generation TAPET Vectors

Based on the clinical evidence provided by VNP20009, we developed two second-generation TAPET vectors designed for improved colonization of human tumors. Both of these vectors have been evaluated in veterinary clinical trials in dogs with spontaneous tumors. We continue to evaluate one of these vectors in additional veterinary clinical studies in dogs.

Product and Product Candidates for Conditions Other than Cancer

MELASYN®

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

Our MELASYN patent and technology is licensed from Yale. In 1998, we agreed to be the exclusive selling agent for MELASYN and sublicensed the MELASYN patent and technology to San-Mar Laboratories (San-Mar). Under the terms of the amended sublicense agreement, we granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN to a specific customer. This licensed expired in February 2003.

In March 2004, we entered into a non-exclusive sublicense agreement for MELASYN with Johnson and Johnson Consumer Companies, Inc. The terms of the agreement do not include any upfront or milestone payments. If products including our technology are developed, we will receive a royalty based on sales in countries where we have issued patents.

Novel Nucleoside Analogs

We have licensed patents and patent applications related to a nucleoside analogue, or synthetic molecule, known as β-L-Fd4C from Yale. β-L-Fd4C is an antiviral drug capable of inhibiting the replication of the HBV. HBV is a causative agent of both acute and chronic forms of hepatitis that affects about 300 million people worldwide. HBV also predisposes its victims to the development of liver cancer. β-L-Fd4C may also be useful for the treatment of HIV.

In February 2000, we signed a sublicense agreement for β-L-Fd4C with Achillion Pharmaceuticals, Inc. (Achillion), a privately-held biopharmaceutical company developing and commercializing innovative antiviral therapies. Under the terms of the sublicense agreement, Achillion will fund the development of β-L-Fd4C. In return, we received a small equity position in Achillion and could receive milestone payments and royalties based on product revenue.

Research and License Agreements

Agreements with Yale University

Since 1988, we, or predecessors of our company, have entered into a series of agreements under which we have funded research at Yale and licensed inventions from Yale. The license agreements with Yale grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications. Each license agreement requires us to pay royalties, and in some cases milestone payments, to Yale. Certain licenses are terminable in the event we do not exercise due diligence in commercializing the licensed technology.

Subsequent to entering into a license agreement with Yale in August 1994, we have paid through December 31, 2003 approximately $9.9 million to fund certain research at Yale, including research in the laboratories of Dr. John Pawelek, Dr. Alan Sartorelli, one of our directors, and Dr. Yung-Chi Cheng, a member of our scientific advisory board. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by our license agreements with Yale, we may be unable to utilize such technologies unless we negotiate additional license agreements. In 2003, we recorded expense of $400,000 related to gifts made to Yale for research to be conducted through March 31, 2005 by Dr. Alan Sartorelli. Included in our current liabilities in the accompanying balance sheet at December 31, 2003, was $250,000 for the balance of the gifts to be paid in five equal quarterly installments through the first quarter of 2005.

Yale/Vion (formerly MelaRx Pharmaceuticals, Inc.) License Agreement – September 1990

Under a license agreement with Yale dated September 1990, we have a license to a synthetic form of melanin, which we have named MELASYN®. Under the terms of the license agreement, we pay a license fee to Yale based on a percentage of net sales and sublicensing revenues.

Yale/Vion (formerly MelaRx Pharmaceuticals, Inc.) Research Agreement – July 1992

We entered into a research agreement with Yale in July 1992, subsequently renewed in June 1998, to provide funding through September 30, 2002 for certain research projects performed under the supervision of Dr. John Pawelek. Technology licensed by us from research conducted under this agreement includes the inventions collectively known as TAPET®.

Yale/Vion (formerly OncoRx, Inc.) License Agreement – August 1994

We are a party to a license agreement with Yale entered into in August 1994 and subsequently amended in six amendments, most recently in March 2003. Under this license as amended, Yale granted us a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this license and its amendments. The patents and patent applications under this license and its amendments cover Triapine®,   CLORETAZINE™ (VNP40101M), KS119 and β-L-Fd4C. The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions for non-commercial purposes and, with respect to two of the patents, Yale and its licensees have additional rights. This agreement as amended also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the licensed inventions, Yale will give us a first option to negotiate a commercial license for the commercial opportunities. Yale is entitled to royalties on sales, if any, of resulting products, sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

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

Pursuant to the original agreement, we issued to Yale 159,304 shares of our common stock and made a payment of $50,000. In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which Yale agreed to reduce certain amounts payable by us in exchange for 150,000 shares of our common stock issued to Yale and valued at $600,000.

Yale/Vion (formerly OncoRx, Inc.) License Agreements – December 1995

In December 1995, we entered into a license agreement with Yale pursuant to which we received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed by us under this agreement relates to TAPET®. Pursuant to the license agreement, we paid Yale a $100,000 fee.

In December 1995, we entered into another license agreement with Yale pursuant to which we received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

Other Agreements

Clinical Trials Agreement with the National Cancer Institute

In January 2003, we entered into a Clinical Trials Agreement with the Cancer Therapy Evaluation Program of the NCI's Division of Cancer Treatment and Diagnosis. The Clinical Trials Agreement covers the conduct of clinical trials sponsored by the NCI to explore the activity of Triapine® as a single agent and in combination with other drugs for the treatment of cancer.

Research Services Agreement with Eli Lilly and Company

In September 2003, we entered into a research services agreement with Lilly related to the Phase II trials of Triapine in combination with Lilly's anticancer agent, Gemzar® (gemcitabine). The agreement relates to the measurement of the expression of several genes in tumor tissue and blood samples from patients participating in the Phase II trials of the combination therapy in non-small-cell lung cancer and pancreatic cancer.

License Agreement with Beijing Pason Pharmaceuticals, Inc.

In October 2003, we entered into a license with Pason providing them with the exclusive rights to develop, manufacture and market Triapine in the People's Republic of China, Taiwan, Hong Kong and Macao (the Pason Territory). The terms of the agreement included an initial payment of $500,000, $4.75 million in potential additional milestone payments, and potential royalty payments of 11% of any Triapine revenues in the Pason Territory. Pason will fund the preclinical and clinical development necessary for regulatory approval of Triapine in the Pason Territory.

Research Collaboration and Option Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.

In December 2003, we entered into a research collaboration and option agreement for certain novel compounds, heterocyclic hydrazones, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H, a bank specializing in Austrian business promotion.

During the 17-month research collaboration and option agreement, we will investigate several heterocyclic hydrazones in preclinical research studies in order to identify a lead product candidate. During this period, we will also have the right to enter into an exclusive worldwide license agreement for the compounds. We made an initial payment of $25,000 to enter into the agreement, and an additional payment of $75,000 will be required if we exercise the option to enter into the exclusive worldwide license. The license agreement calls for milestone payments to be paid based on the progress of product development, and royalties based on product revenues.

Consulting Agreement with Gemin X, Inc.

In January 2004, we entered into a consulting agreement with Gemin X, Inc. (Gemin X), a privately-held company developing novel oncology therapeutics. Under this agreement, our chief scientific officer, Dr. Terrence Doyle, renders consulting services to Gemin X. Gemin X has agreed to reimburse us, based on an hourly rate, for up to 80% of Dr. Doyle's time per year.

Cooperative Research and Development Agreement

In April 2000, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI, under the direct supervision of Steven A. Rosenberg, M.D., Ph.D., Chief of Surgery in the NCI's Division of Clinical Sciences, a renowned cancer researcher and a leading authority on the application of cytokines, tumor vaccines and other biological agents in cancer patients, for "Development of TAPET®-Based Immunotherapies Targeted Against Cancer." Under the terms of the CRADA, our scientific team worked with Dr. Rosenberg's laboratory to evaluate VNP20009 using CRADA funds and other resources supplied by us.

In June 2002, payments to the NCI under the CRADA were suspended by mutual agreement. Initial work under the CRADA had been completed and no additional work is planned pending the development of a second-generation TAPET vector.

Competition

Competition in the biopharmaceutical industry is intense and based on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase like our compound Triapine® and agents which are alkylating agents like our compound CLORETAZINE™ (VNP40101M). These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Eli Lilly and Co., Lorus Therapeutics Inc., Schering-Plough Corporation and AstraZeneca PLC. Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.

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

In connection with the Yale/Vion License Agreement dated August 1994, we are the exclusive licensee, subject to certain rights retained by Yale, of a number of issued and pending U.S. and foreign patent applications relating to:

•	Triapine® and other ribonucleotide reductase inhibitors;

•	CLORETAZINE™ (VNP40101M), KS119 and other compounds in the sulfonyl hydrazine class; and

•	β-L-Fd4C, its composition and its use for the treatment of HBV and HIV infections, and its use in combination with other anti-AIDS drugs.

We are also the exclusive licensee of one issued U.S. and a number of foreign utility patents and pending patent applications relating to synthetic melanin and methods for using synthetic melanin, such as, for sunscreen or self-tanning agents. The one U.S. patent and the foreign patents and patent applications are relevant to our MELASYN® technology.

Pursuant to the Yale/Vion License Agreement dated December 1995 entered into as a result of the Yale/Vion Research Agreement dated July 1992, we are the exclusive licensee of a number of issued patents and pending patent applications, U.S. and foreign, relating to our TAPET® technology, which include claims for methods of diagnosing and/or treating various solid tumor cancers, including, but not limited to, melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to issued patents and pending patent applications, U.S. and foreign, relating to our TAPET technology. In particular, we have pending and intend to pursue a number of U.S. provisional and non-provisional patent applications, an international patent application and a number of foreign patent applications related to this technology.

We or our licensors are prosecuting the patent applications related to products we license both with the U.S. Patent and Trademark Office (PTO) and various foreign patent agencies, but we do not know whether any of our applications will result in the issuance of any patents or, whether any issued patent will provide significant proprietary protection or will be circumvented or invalidated. During the course of patent prosecution, patent applications are evaluated for, among other things, utility, novelty, non-obviousness, written description and enablement. The PTO may require that the claims of an initially filed patent application be amended if it is determined that the scope of the claims include subject matter that is not useful, novel, non-obvious, described adequately or enabled. Furthermore, in certain instances, the practice of a patentable invention may require a license from the holder of dominant patent rights. In cases where one party believes that it has a claim to an invention covered by a patent application or patent of a second party, the first party may attempt to provoke an interference proceeding in the PTO or such a proceeding may otherwise be declared by the PTO. In general, in an interference proceeding, the PTO reviews the competing patents and/or patent applications to determine the validity of the competing claims, including, but not limited to, determining priority of invention. Any such determination would be subject to appeal in the appropriate United States federal courts. When two patents are involved, the federal district court in Washington, D.C. conducts an interference trial.

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

The patent position of biotechnology and pharmaceutical firms generally is highly uncertain and involves complex legal and factual questions. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents.

Government Regulation

Overview.    Regulation by state and federal governmental authorities in the United States and foreign countries is a significant factor in the manufacture and marketing of our products and in our ongoing research and product development activities. All of our products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biological agents and medical devices are subject to rigorous preclinical testing and other approval requirements by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and its regulations, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. The process of obtaining these clearances or approvals and the subsequent compliance with appropriate federal statutes and regulations require the expenditure of substantial resources. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

Drugs and Biological Agents.    Preclinical development of therapeutic drugs and biological agents is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro and in vivo testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for non-clinical studies. The results of preclinical testing are submitted to the FDA as part of an investigational new drug application, or IND. The IND must become effective, the study must be approved by an institutional review board, and informed consent must be obtained from the clinical subjects, before human clinical trials can begin.

Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

•	provide enough data for statistical proof of safety and efficacy;

•	compare the experimental therapy to existing therapies;

•	uncover any unexpected safety problems, such as side-effects; and

•	generate product labeling.

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

The results of the preclinical and clinical testing are submitted to the FDA either as part of a new drug application, or NDA, for drugs, or a product license application, or BLA, for biologics, for approval to commence commercial distribution. For a biologic drug, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or BLA, although approval is not assured. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of our products is approved for marketing, we will be subject to stringent post-marketing requirements.

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

We have made, and will continue to make, expenditures for our facilities to comply with current and future environmental laws. To date, we have not incurred significant costs and are not aware of any significant liabilities associated with our compliance with federal, state and local environmental laws and regulations. However, environmental laws have changed in recent years and we may become subject to stricter environmental standards in the future and may face large capital expenditures to comply with environmental laws. We have limited capital and are uncertain whether we will be able to pay for significantly large capital expenditures. Also, future developments, administrative actions or liabilities relating to environmental matters may have a material adverse effect on our financial condition or results of operations.

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

Employees

As of December 31, 2003, we had 29 full-time employees, of which 20 were engaged in research, development and clinical activities, and 9 in administration and finance.

Available Information

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:

•	our annual report on Form 10-K and quarterly reports on Form 10-Q, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors and our code of ethics applying to our chief executive officer and senior financial officials; and

•	the charter of the Audit Committee of our Board of Directors.

ITEM 2.    Properties

Our principal facility consists of approximately 20,000 square feet of leased laboratory and office space in New Haven, Connecticut. The lease expires in October 2006. The current annual rental rate is approximately $276,000. We believe our space is sufficient for our preclinical development, clinical and administrative activities.

ITEM 3.    Legal Proceedings

In the normal course of business, we may be subject to proceedings, lawsuits and other claims. We are not a party to any legal proceedings that may have a material adverse effect on our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on December 9, 2003, three proposals were voted upon by the Company's stockholders. There were 39,271,203 shares of the Company's common stock outstanding, each share entitled to one vote on each matter presented at the Annual Meeting. A brief description of each proposal voted upon at the Annual Meeting and the number of votes cast for or against, as well as the number of abstentions to each proposal are set forth below.

Proposal No. 1 – Election of Directors

A vote was taken at the Annual Meeting for the election of seven Directors of the Company to hold office until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualified. All seven nominees were elected. The aggregate number of votes cast by holders of common stock voted in person or by proxy for each nominee was as follows:

	For Nominee	Authority Withheld From Nominee
William R. Miller	33,663,348	513,948
Stephen K. Carter, M.D.	33,749,385	427,911
Frank T. Cary	33,704,170	473,126
Alan Kessman	33,528,718	648,578
Charles K. MacDonald	33,735,335	441,961
Alan C. Sartorelli, Ph.D.	33,796,785	380,511
Walter B. Wriston	33,704,170	473,126

Proposal No. 2 – Approval of the Adoption of Vion Pharmaceuticals, Inc. 2003 Stock Option Plan

A vote was taken at the Annual Meeting on the proposal to approve the adoption of the Vion Pharmaceuticals, Inc. 2003 Stock Option Plan. The proposal was approved. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

For	Against	Abstentions and Broker Non-Votes
8,819,083	1,154,153	58,680

Proposal No. 3 – Ratification of Selection of Independent Auditors

A vote was taken at the Annual Meeting on the proposal to ratify the appointment of Ernst & Young LLP as auditors for the Company for the fiscal year ending December 31, 2003. The selection of Ernst & Young LLP was ratified. The aggregate number of votes cast by holders of common stock voted in person or by proxy for the proposal was as follows:

For	Against	Abstentions and Broker Non-Votes
33,894,226	249,488	33,582

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information for Common Stock

Our Common Stock has traded under the symbol "VION" on the Nasdaq SmallCap MarketSM since December 19, 2002, and on the Nasdaq National Market® from October 25, 1999 until December 18, 2002. The following table reflects the range of high and low closing sales prices of our Common Stock for each of the calendar quarters in 2003 and 2002 as reported by the Nasdaq SmallCap Market and the Nasdaq National Market.

	2003		2002
	High	Low	High	Low
First Quarter	$0.48	$0.30	$4.95	$3.81
Second Quarter	2.53	0.30	3.97	0.39
Third Quarter	2.14	1.27	0.61	0.32
Fourth Quarter	2.25	1.49	0.90	0.25

Holders

At March 24, 2004, there were approximately 476 holders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of Common Stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our Common Stock. We currently intend to retain all future earnings for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Changes in Securities and Use of Proceeds

On June 23, 2003, we issued 3,846,150 shares of our Common Stock at $1.30 per share in a private placement to a group of institutional investors in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The investors also received warrants to purchase 1,923,075 shares of Common Stock at $2.20 per share. These warrants expire on June 23, 2008. The aggregate offering price in this offering was $5 million. We have subsequently registered the resale of these shares by the investors pursuant to a registration statement on Form S-3, which became effective on July 24, 2003.

On September 19, 2003, we issued 6,475,000 shares of our Common Stock at $1.75 per share in a private placement to a group of institutional investors in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The investors also received warrants to purchase 6,475,000 shares of Common Stock, and the placement agent received a warrant to purchase 100,000 shares of Common Stock at $2.50 per share. All of these warrants expire on September 19, 2008. The aggregate offering price in this offering was $11.3 million. We have subsequently registered the resale of these shares by the investors and placement agent pursuant to a registration statement on Form S-3, which became effective on October 8, 2003.

The net proceeds of $14.9 million from these private placements will be used to fund clinical and preclinical research and development activities, working capital and general corporate purposes.

ITEM 6.    Selected Financial Data

The following selected financial data for each of the five years in the period ended December 31, 2003, and for the period from May 1, 1994 (inception) through December 31, 2003, are derived from our audited financial statements. The selected financial data should be read in conjunction with the financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	2003	2002	2001	2000	1999	For the Period From May 1, 1994 (Inception) through December 31, 2003
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$375	$238	$650	$947	$3,154	$12,644
Loss from operations	(11,923)	(13,021)	(15,014)	(16,131)	(11,035)	(101,807)
Net loss	(11,838)	(12,310)	(13,810)	(14,803)	(10,769)	(96,966)
Preferred stock dividends and accretion	—	—	—	(606)	(710)	(18,489)
Loss applicable to common shareholders	(11,838)	(12,310)	(13,810)	(15,409)	(11,479)	(115,455)
Basic and diluted loss applicable to common shareholders per share	(0.36)	(0.43)	(0.51)	(0.64)	(0.74)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$15,719	$10,131	$22,644	$24,357	$11,038
Total assets	16,376	10,923	23,601	25,660	13,934
Long-term obligations and redeemable preferred stock	—	—	—	—	5,185

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a development stage company engaged in the development of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues primarily consist of contract research grants, technology license fees and laboratory and research support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make estimates, assumptions and judgments about matters that are inherently uncertain.

Revenue Recognition

We record revenue from contract research grants as the costs are incurred. We are reimbursed for eligible costs after submission of grant reports. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received.

We record revenue under technology license agreements related to the following. Actual license fees received may vary from recorded estimated revenues.

•	Nonrefundable upfront license fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured;

•	Nonrefundable upfront license fees including guaranteed, time-based payments that require continuing involvement in the form of development or other efforts by us are recognized as revenue ratably over the performance period; and

•	Milestone payments are recognized as revenue when milestones, as defined in the agreement, are achieved.

We record revenue from royalties based on licensees' sales of our products or technologies. Revenues are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected based on historical and forecasted trends.

We record revenue from laboratory and research support as the services are provided. Actual laboratory and research support fees collected may vary from revenue recognized.

The effect of any change in revenues from contract research grants, technology license agreements, or laboratory and research support would be reflected in revenues in the period such determination was made. Historically, such adjustments have been insignificant.

Research and Development Expenses

We record research and development expenses as incurred. We disclose clinical trials expenses and other research and development expenses as separate components of research and development expense in our statements of operations to provide more meaningful information to our investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded in 2002 and 2003 of certain research and development tax credits to the State of Connecticut and the 2003 provision for minimum state capital taxes paid, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of December 31, 2003. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to increase income in that period of determination would be made.

Stock-Based Compensation

We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and provide required disclosures under the fair value recognition provisions of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Financial Accounting Standards No. 148.

Investments

Our investment securities are classified as available-for-sale and carried at fair market value. Unrealized gains or losses are recorded in other comprehensive income until the securities are sold or otherwise disposed. However, a decline in fair market value below cost that is other than temporary would be accounted for as a realized loss in the period such determination was made.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues.    Revenues for the year ended December 31, 2003, were $0.4 million as compared to $0.2 million for 2002. The increase was due primarily to higher revenues from research support fees.

Research and Development.    Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $9.7 million for the year ended December 31, 2003, compared to $10.5 million for 2002. Clinical trials expenses were $5.8 million for the year ended December 31, 2003, as compared to $4.9 million for 2002. The increase was due to higher costs associated with patient enrollment in expanded Triapine® trials of $0.9 million and CLORETAZINETM (VNP40101M) trials of $0.4 million, partially offset by lower costs for TAPET® trials of $0.4 million. Other research and development expenses decreased to $3.9 million for the year ended December 31, 2003, from $5.6 million for 2002, primarily due to a decrease in employee-related expenses due to fewer research employees and, to a lesser extent, a decrease in spending for external research support.

General and Administrative.    General and administrative expenses were $2.6 million for the year ended December 31, 2003, as compared to $2.7 million in 2002. The decrease was due to lower patent and other professional fees partially offset by higher legal fees for license agreements negotiated during the year and assistance with other transactions.

Interest Income.    Interest income was $0.1 million for the year ended December 31, 2003, compared to $0.5 million for 2002. The decrease was due to lower interest rates and, to a lesser extent, lower levels of invested funds during most of the 2003 fiscal year.

Other Expense.    Other expense related to foreign currency transaction losses was $45,000 for the year ended December 31, 2003, compared to $0 for 2002. The foreign currency transaction losses were related to a contract with a vendor outside the U.S. that is denominated in a foreign currency.

Income Tax Provision (Benefit).    An income tax provision of $4,000 was recorded for the year ended December 31, 2003, which reflected minimum state capital taxes paid partially offset by the sale of certain research and development tax credits to the State of Connecticut. For the year ended December 31, 2002, an income tax benefit of $0.2 million was recognized related to the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    The net loss was $11.8 million, or $0.36 per share based on weighted-average shares outstanding of 32.8 million, for the year ended December 31, 2003, as compared to $12.3 million, or $0.43 per share based on weighted-average shares outstanding of 28.9 million, for 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

In May 2002, facing a severe shortage of cash resources, we announced a plan to conserve our cash resources. The plan included a staff reduction, deferral of a portion of management's salaries, and other decreases in expenses. We believe the plan reduced net expenses by approximately $3.5 million in 2002.

Revenues.    Revenues for the year ended December 31, 2002, were $0.2 million as compared to $0.7 million for 2001. The decrease was due primarily to lower 2002 revenues from research grants and, to a lesser extent, lower technology license fee revenues, partially offset by 2002 revenues from laboratory and research support fees.

Research and Development.    Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $10.5 million for the year ended December 31, 2002, compared to $12.5 million for 2001. Clinical trials expenses were $4.9 million for the year ended December 31, 2002, as compared to $3.9 million for 2001. The increase was due to higher costs associated with clinical trials of Triapine® and higher patient enrollment associated with expanded trials of CLORETAZINETM (VNP40101M). Other research and development expenses decreased to $5.6 million for the year ended December 31, 2002, from $8.6 million for 2001. The decrease was due to our plan to cut expenses and conserve cash resources, which resulted in lower external research support and, to a lesser extent, lower headcount and elimination of incentive compensation for 2002.

General and Administrative.    General and administrative expenses were $2.7 million for the year ended December 31, 2002, as compared to $3.1 million in 2001. The decrease was due to our plan to cut expenses and conserve cash resources, which resulted in lower legal and other professional fees and, to a lesser extent, lower headcount and elimination of incentive compensation for 2002.

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

Net Loss.    The net loss was $12.3 million, or $0.43 per share based on weighted-average shares outstanding of 28.9 million, for the year ended December 31, 2002, as compared to $13.8 million, or $0.51 per share based on weighted-average shares outstanding of 27.2 million, for 2001.

Liquidity and Capital Resources

At December 31, 2003, we had cash, cash equivalents and short-term investments of $15.7 million, compared to $10.1 million at December 31, 2002. The increase in cash, cash equivalents and short-term investments in 2003 was primarily due to net proceeds of $14.9 million received from private placements of our Common Stock and warrants in June and September 2003, described below, offset by cash used to fund operating activities of $9.2 million and $5.2 million from purchases, net of maturities, of our short-term investments. Our cash used in operations was primarily to advance our ongoing preclinical and clinical activities.

In June 2003, we completed a private placement of 3,846,150 shares of our Common Stock at $1.30 per share. The investors also received warrants to purchase 1,923,075 shares of our Common Stock at $2.20 per share. The warrants expire on June 23, 2008. In September 2003, we completed a private placement of 6,475,000 shares of our Common Stock at $1.75 per share. The investors also received warrants to purchase 6,475,000 shares of our Common Stock at $2.50 per share and the placement agent received a warrant to purchase 100,000 shares of our Common Stock at $2.50 per share. All of these warrants expire on September 19, 2008. Net proceeds from the private placements of $14.9 million will be used to fund clinical and preclinical research and development activities, working capital and general corporate purposes.

In August 2003, we reinstated payment of the full salaries of our senior management, a portion of which had been deferred in connection with our May 2002 plan to conserve cash resources, described above. The salary deferrals are being paid in equal installments over the twelve-month period beginning August 1, 2003. As of December 31, 2003, the salary deferral amounted to approximately $238,000 and was included in accrued payroll and payroll-related expenses in the accompanying balance sheet.

Capital expenditures for the year ended December 31, 2003 were approximately $117,000. Capital expenditures for 2004 are not expected to exceed $300,000.

Subsequent to 2003 year-end, we received net proceeds of $37.3 million from issuances totaling 15,399,771 shares of our Common Stock in a private placement and pursuant to exercises of certain warrants as follows. From January 1 to March 12, 2004, 1,845,926 shares of our Common Stock were issued upon the exercise of warrants for proceeds of $4.4 million. In February 2004, we completed a private placement of 13,553,845 shares of our Common Stock at $2.60 per share resulting in net proceeds of $32.9 million. The investors also received warrants to purchase 3,388,463 shares of our Common Stock at $3.25 per share and the placement agent received a warrant to purchase 300,000 shares of our Common Stock at $3.25 per share. These warrants expire on February 11, 2009. We plan to use the net proceeds from these transactions to fund clinical and preclinical development activities and for working capital and general corporate purposes.

We estimate that our existing cash, cash equivalents and short-term investments totaling $15.7 million at December 31, 2003 plus the additional proceeds of $37.3 million from issuances of our Common Stock and warrants in 2004 will be sufficient to fund our planned operations into 2006. We currently estimate that we need cash of approximately $12.3 million, net of cash inflows from research grants, technology license fees and interest, to fund our operations for the entire year in 2004. However, we are currently evaluating our overall strategic plan and may, therefore, spend more than our current forecast of $12.3 million in 2004. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2006 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter
Employment agreement (1)	$412	$412	$—	$—	$—	$—
Employee retention payments (1)	285	—	—	—	—	—
Operating leases (1)	288	299	263	—	—	—
Research and development commitment (2)	200	50	—	—	—	—
Total contractual obligations	$1,185	$761	$263	$—	$—	$—

(1)	Refer to Note 9 to our financial statements for additional discussion.
(2)	Includes commitment to fund laboratory research. Refer to Note 10 to our financial statements for additional discussion.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors in evaluating us and our business before you decide to purchase our common stock. If any of the following risks actually occur, our business, financial conditions or results of operations would likely suffer. In this case, the price of our securities could decline or you may lose all or part of your investment.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2003, we had $15.7 million in cash, cash equivalents and short-term investments (not including the net proceeds of $32.9 million from our recent private placement of common stock and warrants, and additional proceeds of $4.4 million from recent exercises of certain other warrants) to fund our operations and continue our product development. We will not have an approved and marketable product for the foreseeable future. Accordingly, we will need to raise substantial additional capital to have sufficient capital to fund our operations in 2006 and beyond.

We may not get funding when we need it or on favorable terms. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. We might have to license our technology to others. This could result in sharing revenues which we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including:

•	the progress, timing and scope of our product development programs;

•	the progress, timing and scope of our preclinical studies and clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing or build manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

•	the time and cost necessary to develop sales, marketing and distribution capabilities;

•	our ability to enter into and maintain collaborative, licensing and other commercial relationships; and

•	our partners' commitment of time and resource to the development of our products.

We have limited access to the capital markets and, if we can raise additional funding, stockholders may experience extreme dilution.

We have limited access to the capital markets to raise capital. The capital markets have been unpredictable in the past, especially for drug development companies and unprofitable companies such as ours. In addition, it is difficult to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control, such as the share price of our stock and its trading volume. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our technology licenses, relationships with key suppliers, results of operations, financial condition and our continued viability will be materially adversely affected.

To the extent we encounter additional opportunities to raise cash, we would likely sell additional equity or debt securities. Due to our current stock price and market conditions, and the amount of capital we need, any such debt or equity securities are likely to be sold at relatively low prices, including prices which are below the market prices of our stock, and may have substantial rights to control the Company. In our private placement in June 2003, shares of common stock were sold at $1.30 per share which was approximately 64% of market price at the time. Stockholders are likely to experience extreme dilution as well as subordination of their rights. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants that restrict our operations.

In connection with our most recent private placement of common stock and warrants in February 2004, we agreed that until the earlier of June 10, 2004 or 15 calendar days after the effective date of a registration statement related to the private placement shares, we shall not effect a sale of our common stock or securities convertible into common stock. We further agreed not to file any registration statement with respect to any such sale of common stock or convertible securities prior to 15 calendar days after the effective date of a registration statement related to the private placement shares. This delay in our ability to sell securities and effectuate a financing could have a material adverse effect on our ability to fund our company.

We may expand our business through new acquisitions that could disrupt our business, harm our financial condition and may also dilute current stockholders' ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions to do so. Acquisitions involve numerous risks, including:

•	substantial cash expenditures;

•	potentially dilutive issuance of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	diverting our management's attention away from other business concerns;

•	risks of entering markets in which we have limited or no direct experience; and

•	the potential loss of our key employees or key employees of the acquired companies.

We cannot assure you that any acquisition will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions. We cannot assure you that we will be able to make the combination of our business with that of acquired businesses or companies work or be successful. Furthermore, the development or expansion of our business or any acquired business or companies may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our stock, which could dilute current stockholder's ownership interest in our company.

There may be an adverse effect on the market price of our common stock as a result of shares being available for sale in the future.

Future additional sales of a substantial amount of common stock in the public market or by private placement, or the perception that these sales may occur, could adversely affect the market price of our common stock from time to time. This could also impair our ability to raise additional capital through the sale of our equity securities. We had approximately 54.7 million shares of common stock outstanding as of March 10, 2004, including 13,553,845 shares from our recent private placement of common stock and warrants. Options and warrants to purchase approximately 14.1 million shares of common stock, including warrants to purchase 3,688,463 shares of our common stock from our recent private placement, were exercisable at March 10, 2004 and other options to purchase approximately 0.9 million shares of common stock become exercisable at various times through 2008.

If we continue to incur operating losses, we may be unable to continue our operations.

We have incurred losses since inception. As of December 31, 2003, we had an accumulated deficit of approximately $115.7 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and clinical trials of product candidates. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we do not obtain regulatory approval for our products, we will not be able to sell our products and the value of our company and our financial results will be harmed.

We cannot sell or market our drugs without regulatory approval. If we cannot obtain regulatory approval for our products, the value of our company and our financial results will be harmed. In the United States, we must obtain approval from the U.S. Food and Drug Administration, or FDA, for each drug that we intend to sell. The current status of our potential products is as follows:

•	Triapine® is being evaluated in Phase I and Phase II clinical trials in combination with standard chemotherapies. The National Cancer Institute is also sponsoring additional Phase I and Phase II trials of Triapine as a single agent and in combination with standard chemotherapies;

•	CLORETAZINETM (VNP40101M) is being evaluated in Phase I trials as a single agent and in combination with a standard chemotherapy, and in Phase II trials as a single agent; and

•	Heterocyclic hydrazones, KS119 and a second-generation TAPET® vector are being evaluated in preclinical studies.

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

We must conduct extensive testing of our product candidates before we can obtain regulatory approval for our products. We need to conduct human clinical trials. These tests and trials may not achieve favorable results. We would need to reevaluate any drug that did not test favorably and either alter the drug or dose, or abandon the drug development project. In such circumstances, we would not be able to obtain regulatory approval on a timely basis, if ever.

Factors that can cause delay or termination in our clinical trials include:

•	slow patient enrollment;

•	long treatment time required to demonstrate safety and effectiveness;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested; and

•	lack of sufficient funds.

If the testing or use of our potential products harms people, we could be subject to costly and damaging product liability claims.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of drug products including, but not limited to, unacceptable side effects. These risks are particularly inherent in human trials of our proposed products. Side effects and other liability risks could give rise to viable product liability claims against us. While we have obtained insurance coverage for patients enrolled in clinical trials, we may not be able to maintain this insurance on acceptable terms, insurance may not provide adequate coverage against potential liabilities and we may need additional insurance coverage for expanded clinical trials and commercial activity. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

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

Our manufacturing processes and potential products may conflict with patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities. As the drug development industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others. These other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to conduct clinical tests, manufacture or market the affected product or use the affected process. Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain. If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

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

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard Johnson, our president and chief financial officer; Mario Sznol, M.D., our vice president, clinical affairs and Ivan King, Ph.D., our vice president, research and development. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise substantial additional financing in order to continue our operations in 2006 and beyond. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected.

We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.

Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which target ribonucleotide reductase similar to our compound Triapine®, agents which are alkylating agents similar to our compound CLORETAZINETM (VNP40101M) and agents which are drug delivery systems. These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Lorus Therapeutics Inc., AstraZeneca PLC, Schering-Plough Corporation and Eli Lilly and Company. These and other large pharmaceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

•	Yale University, or Yale, for collaborative research and for technologies that are licensed by them to us;

•	Beijing Pason Pharmaceuticals, Inc. for the development of Triapine in the People's Republic of China, Hong Kong, Macao and Taiwan;

•	Healthcare facilities in the United States and other countries to perform human clinical trials of our products;

•	Clinical research organizations in the United States and other countries to monitor and collect data related to human clinical trials; and

•	Contract manufacturers to produce our products for use in preclinical and clinical activities.

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

Through December 31, 2003, we have paid approximately $9.9 million to Yale for research funding. We have agreed to pay an additional $250,000 to support the research activities of one of our directors, an affiliate of Yale, through March 31, 2005. We may continue to support certain research projects at Yale. We generally do not have the right to control the research that Yale is conducting with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research being conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

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

If the price of our common stock declines to below $1.00 per share, our shares could be delisted from the Nasdaq SmallCap MarketSM.

If the price of our common stock declines below $1.00 per share, we may fail to meet Nasdaq's maintenance criteria, which may result in the delisting of our common stock from the Nasdaq SmallCap MarketSM. In such event, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to the sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

A delisting from the Nasdaq SmallCap MarketSM will also make us ineligible to use Form S-3 to register shares of our common stock with the Securities and Exchange Commission, thereby making it more difficult and expensive for us to register our common stock and raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

Additionally, we may decide to, or certain of our investors may require that, we implement a reverse stock split in order to maintain a higher stock price. The effect of any reverse stock split of the common stock upon the market price of our common stock cannot be predicted, and the history of reverse stock splits for companies in similar circumstances is varied. The trading price of our common stock may not rise in exact proportion to the reduction in the number of shares of our common stock outstanding as a result of the reverse stock split, and there may not be a sustained increase in the trading price of our common stock after giving effect to the reverse stock split. Moreover, the trading price may not remain above the thresholds required by the Nasdaq SmallCap Market and we may not be able to continue to meet the other continued listing requirements of the Nasdaq SmallCap Market.

The resulting decrease in the number of shares of our common stock outstanding could potentially impact the liquidity of our common stock, especially in the case of larger block trades. The reverse stock split would result in some stockholders owning "odd-lots" of less than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd-lots are generally higher than the costs of transactions in "round-lots" of even multiples of 100 shares.

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, including changes to interest rates associated with our cash equivalents and investments, and foreign currency exchange rates. The following describes the nature of these risks which we do not believe to be material to us.

Our cash equivalents are generally highly liquid investments in money market funds. Our short-term investments are primarily in U.S. government and state agency securities. These securities generally are liquidated and repriced every 28 to 45 days, but are classified as short-term investments as they do not have a stated maturity date. These investments are subject to risk of default, changes in credit rating, changes in market value and interest rate risk. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure, and our investment policy limits the amount of our credit exposure to any one issue and issuer. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure.

We have a contract with a vendor outside the U.S. that is denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 8.    Financial Statements and Supplementary Data

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Vion Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of Vion Pharmaceuticals, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003 and for the period from May 1, 1994 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vion Pharmaceuticals, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and the period from May 1, 1994 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Boston, Massachusetts
January 23, 2004, except with respect
to Note 12, as to which the date is
March 12, 2004

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Balance Sheets

	December 31,
(In thousands, except share and per share data)	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$781
Short-term investments	14,500	9,350
Total cash, cash equivalents and short-term investments	15,719	10,131
Accounts receivable	27	48
Interest receivable	11	10
Prepaid expenses	224	249
Total current assets	15,981	10,438
Property and equipment, net	370	456
Security deposits	25	29
Total assets	$16,376	$10,923
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll-related expenses	$464	$411
Accounts payable and accrued expenses	3,595	1,648
Deferred revenue	18	—
Total current liabilities	4,077	2,059
Deferred revenue	377	—
Total liabilities	4,454	2,059
Shareholders' equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 100,000,000 shares; issued and outstanding: 39,276,755 and 28,908,872 shares at December 31, 2003 and 2002, respectively	393	289
Additional paid-in capital	127,239	112,447
Deficit accumulated during the development stage	(115,710)	(103,872)
	11,922	8,864
Total liabilities and shareholders' equity	$16,376	$10,923

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Statements of Operations

(In thousands, except share and per share data)	2003	For the Year Ended December 31, 2002	2001	For the Period from May 1, 1994 (Inception) through December 31, 2003
Revenues:
Contract research grants	$209	$179	$481	$2,401
Research support fees	133	5	—	5,636
Technology license fees	30	28	169	4,461
Laboratory support fees	3	26	—	146
Total revenues	375	238	650	12,644
Operating expenses:
Clinical trials	5,772	4,897	3,891	27,139
Other research and development	3,963	5,650	8,638	62,572
Total research and development	9,735	10,547	12,529	89,711
General and administrative	2,563	2,712	3,135	24,740
Total operating expenses	12,298	13,259	15,664	114,451
Loss from operations	(11,923)	(13,021)	(15,014)	(101,807)
Interest income	136	484	1,204	4,873
Interest expense	(2)	—	—	(210)
Other expense	(45)	—	—	(45)
Loss before income taxes	(11,834)	(12,537)	(13,810)	(97,189)
Income tax provision (benefit)	4	(227)	—	(223)
Net loss	(11,838)	(12,310)	(13,810)	(96,966)
Preferred stock dividends and accretion	—	—	—	(18,489)
Loss applicable to common shareholders	$(11,838)	$(12,310)	$(13,810)	$(115,455)
Basic and diluted loss applicable to common shareholders per share	$(0.36)	$(0.43)	$(0.51)
Weighted-average number of shares of common stock outstanding	32,808,228	28,888,180	27,212,034

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Statement of Changes in Shareholders' Equity

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity
Issuance of common stock — July and August 1994					2,852,548	$29					$(21)	$8
Net loss											(476)	(476)
Balance at December 31, 1994	—	$—	—	$—	2,852,548	$29	$—	$—	$—	$—	$(497)	$(468)
Stock options issued for compensation — February 1995								540				540
Reverse acquisition of MelaRx Pharmaceuticals, Inc. — April 1995					2,000,000	20		4,300				4,320
Shares repurchased pursuant to employment agreements — April 1995					(274,859)	(3)					2	(1)
Private placement of common stock — April 1995					76,349	—		205				205
Warrants issued with bridge notes — April 1995								200				200
Initial public offering of Unit Purchase Options — August 1995 and September 1995					2,875,000	29		9,667				9,696
Issuance of common stock					1,250	—		1				1
Net loss											(9,531)	(9,531)
Balance at December 31, 1995	—	$—	—	$—	7,530,288	$75	$—	$14,913	$—	$—	$(10,026)	$4,962
Issuance of Class A convertible preferred stock	1,250,000	13						22,890			(11,371)	11,532
Conversion of Class A convertible preferred stock	(164,970)	(1)			458,255	5		(4)				—
Class A convertible preferred stock dividend	21,998	—						256			(256)	—
Issuance of common stock					29,418	—		104				104
Compensation associated with stock option grants								190	(190)			—
Amortization of deferred compensation									83			83
Net loss											(7,609)	(7,609)
Balance at December 31, 1996	1,107,028	$12	—	$—	8,017,961	$80	$—	$38,349	$(107)	$—	$(29,262)	$9,072
Conversion of Class A convertible preferred stock	(396,988)	(4)			1,102,757	11		(7)				—
Class A convertible preferred stock dividend	47,592	—						623			(623)	—
Issuance of Class B convertible preferred stock			4,850	—				4,852			(370)	4,482
Conversion of Class B convertible preferred stock			(258)	—	64,642	1		(1)				—
Accretion of dividend payable on Class B convertible preferred stock								138			(138)	—
Extension/reissuance of underwriter warrants								168				168
Exercise of warrants					238	—		—				—
Issuance of common stock					598,336	6		3,464				3,470
Exercise of stock options					50,000	—		20				20
Compensation associated with stock option grants								56				56
Amortization of deferred compensation									35			35
Net loss											(5,344)	(5,344)
Balance at December 31, 1997	757,632	$8	4,592	$—	9,833,934	$98	$—	$47,662	$(72)	$—	$(35,737)	$11,959

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Statement of Changes in Shareholders' Equity (continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity
Accretion of dividend payable on Class B convertible preferred stock								$287			$(287)	$—
Conversion of Class B convertible preferred stock			(4,592)	$—	1,205,178	$12		(12)				—
Premium on conversion dividend on Class B convertible preferred stock					585,898	6		2,044			(2,049)	1
Conversion of Class A convertible preferred stock	(174,981)	$(2)			486,062	5		(3)				—
Class A convertible preferred stock dividend	34,005	—						329			(329)	—
Discount on Series 1998 convertible preferred stock								1,597			(1,597)	—
Series 1998 convertible preferred stock accretion											(151)	(151)
Common stock issued in exchange for cancellation of outstanding warrants					1,792,952	18		(61)				(43)
Exercise of stock options					32,750	—		120				120
Exercise of warrants					16,272	—		11				11
Compensation associated with stock option grants								51				51
Amortization of deferred compensation									$35			35
Net loss											(10,478)	(10,478)
Balance at December 31, 1998	616,656	$6	—	$—	13,953,046	$139	$—	$52,025	$(37)	$—	$(50,628)	$1,505
Conversion of Class A convertible preferred stock	(144,612)	(1)			401,707	4		(3)				—
Class A convertible preferred stock dividend	26,150	—						385			(385)	—
Series 1998 convertible preferred stock accretion											(325)	(325)
Common stock issued in exchange for cancellation of outstanding warrants					102	—						—
Exercise of stock options					470,886	5	(196)	650			(40)	419
Retirement of treasury stock					(35,659)	—	196				(196)	—
Exercise of warrants					26,296	—						—
Issuance of common stock					3,425,741	34		14,955				14,989
Amortization of deferred compensation									34			34
Net loss											(10,769)	(10,769)
Balance at December 31, 1999	498,194	$5	—	$—	18,242,119	$182	$—	$68,012	$(3)	$—	$(62,343)	$5,853
Conversion of Class A convertible preferred stock	(502,928)	(5)			1,397,035	14		(9)				—
Redemption of Class A convertible preferred stock	(545)	—						(5)				(5)
Class A convertible preferred stock dividend	5,279	—						248			(248)	—
Series 1998 convertible preferred stock accretion											(358)	(358)
Conversion of Series 1998 convertible preferred stock					1,507,024	15		5,523				5,538
Exercise of stock options					650,409	7		2,868				2,875
Exercise of warrants					4,371,055	44		23,270				23,314
Compensation associated with stock option grants								120				120
Amortization of deferred compensation									3			3
Change in net unrealized gains and losses										120		120
Net loss											(14,803)	(14,803)
Comprehensive loss												(14,683)
Balance at December 31, 2000	—	$—	—	$—	26,167,642	$262	$—	$100,027	$—	$120	$(77,752)	$22,657

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Statement of Changes in Shareholders' Equity (continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Deferred	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity
Public offering of common stock — August 2001					2,500,000	$25		$11,386				$11,411
Exercise of stock options					191,527	2		777				779
Exercise of warrants					4,015	—		14				14
Compensation associated with stock option grants								111				111
Issuances under employee benefit plans					10,189	—		62				62
Change in net unrealized gains and losses										$(126)		(126)
Net loss											$(13,810)	(13,810)
Comprehensive loss												(13,936)
Balance at December 31, 2001	—	$—	—	$—	28,873,373	$289	$—	$112,377	$—	$(6)	$(91,562)	$21,098
Exercise of stock options					10,395	—		32				32
Issuances under employee benefit plans					25,104	—		38				38
Change in net unrealized gains and losses										6		6
Net loss											(12,310)	(12,310)
Comprehensive loss												(12,304)
Balance at December 31, 2002	—	$—	—	$—	28,908,872	$289	$—	$112,447	$—	$—	$(103,872)	$8,864
Private placement — June 2003					3,846,150	38		4,436				4,474
Private placement — September 2003					6,475,000	65		10,340				10,405
Exercise of stock options					5,552	—		3				3
Issuances under employee benefit plans					41,181	1		13				14
Net loss											(11,838)	(11,838)
Balance at December 31, 2003	—	$—	—	$—	39,276,755	$393	$—	$127,239	$—	$—	$(115,710)	$11,922

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Statements of Cash Flows

(In thousands, except share and per share data)	2003	For the Year Ended December 31, 2002	2001	For the Period from May 1, 1994 (Inception) through December 31, 2003
Cash flows from operating activities:
Net loss	$(11,838)	$(12,310)	$(13,810)	$(96,966)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	195	239	283	2,615
Loss on equipment disposals	8	—	4	12
Increase in deferred revenue	395	—	—	395
Purchased research and development	—	—	—	4,481
Non-cash compensation	—	—	111	1,068
Stock issued for services	—	—	—	600
Amortization of financing costs	—	—	—	346
Extension/re-issuance of placement agent warrants	—	—	—	168
Changes in operating assets and liabilities—
Receivables and prepaid expenses	45	70	319	(261)
Other assets	4	1	—	(22)
Current liabilities	2,000	(444)	(494)	4,024
Net cash used in operating activities	(9,191)	(12,444)	(13,587)	(83,540)
Cash flows from investing activities:
Purchases of marketable securities	(119,100)	(58,997)	(18,048)	(259,151)
Maturities of marketable securities	113,950	65,652	20,083	244,651
Acquisition of equipment	(117)	(145)	(260)	(2,053)
Net cash provided by (used in) investing activities	(5,267)	6,510	1,775	(16,553)
Cash flows from financing activities:
Initial public offering	—	—	—	9,696
Net proceeds from issuance of common stock	14,896	70	12,252	48,785
Net proceeds from issuance of preferred stock	—	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	—	17,538
Net proceeds from exercise of other warrants	—	—	14	115
Repayment of equipment capital leases	—	—	(6)	(927)
Other financing activities, net	—	—	—	(286)
Net cash provided by financing activities	14,896	70	12,260	101,312
Change in cash and cash equivalents	438	(5,864)	448	1,219
Cash and cash equivalents, beginning of period	781	6,645	6,197	—
Cash and cash equivalents, end of period	$1,219	$781	$6,645	$1,219

Supplemental schedule of non-cash investing and financing activities:

•	Cash paid for interest was $2 for the year ended December 31, 2003, and $210 for the period from May 1, 1994 (inception) through December 31, 2003. No interest was paid for the years ended December 31, 2002 and 2001.

•	Cash paid for income taxes was $17 for the year ended December 31, 2003 and for the period from May 1, 1994 (inception) through December 31, 2003. No income taxes were paid for the years ended December 31, 2002 and 2001.

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Financial Statements

1.    The Company

Vion Pharmaceuticals, Inc. (the "Company") is a development stage company engaged in the development of therapeutics and technologies for the treatment of cancer. The Company was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

In April 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. ("MelaRx"), and the Company's name was changed to OncoRx, Inc. The stockholders of the Company were issued 2,654,038 common shares and 23,859 preferred shares of MelaRx in exchange for all 2,000,000 outstanding shares of common stock of the Company valued at $2.16 per share (fair value). As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company is treated as the acquirer. Therefore, the transaction was recorded as a purchase in the Company's financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition. The $4.5 million excess of cost over the fair value of MelaRx's net tangible assets was treated as purchased research and development and expensed immediately.

In August 1995, the Company completed an initial public offering (refer to Note 4) resulting in net proceeds to the Company of $9.7 million.

In April 1996, the Company's name was changed to Vion Pharmaceuticals, Inc.

2.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications of the prior year's amounts have been made to the balance sheet and statement of cash flows to conform to the current year's presentation. These adjustments included the reclassification of certain investments from cash equivalents to short-term investments as of December 31, 2002.

Cash Equivalents

Cash equivalents include investments with maturities of three months or less when purchased.

Fair Value of Financial Instruments

The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. Carrying values for all financial instruments included in current assets and current liabilities approximate fair value, because of their short-term nature.

Investments

Short-term investments consist primarily of U.S. government and state agency securities. These securities generally are liquidated and repriced every 28 to 45 days, but are classified as short-term investments as they do not have a stated maturity date. These securities are classified as available-for-sale and are carried at cost, which approximates fair value. There have been no realized investment gains or losses incurred through December 31, 2003.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):

	2003	2002

Office and computer equipment	$357	$504
Furniture and fixtures	210	211
Laboratory equipment	1,734	1,693
Leasehold improvements	378	378
	2,679	2,786
Accumulated depreciation and amortization	(2,309)	(2,330)
Property and equipment, net	$370	$456

Depreciation expense was $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, and $2.6 million for the period from May 1, 1994 (inception) through December 31, 2003.

Income Taxes

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and for net operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred income tax assets to an estimated realizable value.

Revenue Recognition

Contract Research Grants.    The Company has received grants from the National Cancer Institute for various research projects. The grants provide for reimbursement of project costs. Revenues from these grants of $0.2 million, $0.2 million, $0.5 million and $2.4 million have been recognized as the costs were incurred for the years ended December 31, 2003, 2002 and 2001, and for the period from May 1, 1994 (inception) to December 31, 2003, respectively.

Technology License Fees.    The Company has recognized revenue from fees, including non-refundable upfront fees, under license agreements with Beijing Pason Pharmaceuticals, Inc., San-Mar Laboratories and others (refer to Note 3) totaling $30,000, $28,000, $169,000, and $4.5 million for the years ended December 31, 2003, 2002, and 2001, and the period from May 1, 1994 (inception) through December 31, 2003, respectively. Non-refundable upfront fees are recognized as revenue ratably over the performance period.

Laboratory and Research Support Fees.    The Company recognizes revenue from laboratory and research support as the services are performed.

Research and Development Expenses

The Company records research and development expenses as incurred. The Company discloses clinical trials expenses and other research and development expenses as separate components of research and development expense in its statements of operations to provide more meaningful information to investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

Other Expense

Other expense of $45,000 for the year ended December 31, 2003 represents foreign currency transaction losses related to a contract that is denominated in a foreign currency with a vendor outside the U.S.

Per Share Data

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	2003	2002	2001
Net loss	$(11,838)	$(12,310)	$(13,810)
Weighted-average number of shares of common stock outstanding	32,808	28,888	27,212
Basic and diluted loss per share	$(0.36)	$(0.43)	$(0.51)

For additional disclosures regarding warrants and preferred stock, refer to Note 4. For additional disclosures regarding stock options, refer to Note 5. These potentially dilutive securities were not included in the calculation of the diluted loss per share as the effect would be antidilutive.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. Other than compensation expense of $0.1 million recognized for the year ended December 31, 2001, no stock-based compensation cost is reflected in the Company's reported net loss.

The following table illustrates the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS 123, as amended by SFAS 148, for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS 123.

	2003	2002	2001
Risk-free interest rate	3.73%	4.30%	4.58%
Expected volatility	145%	217%	100%
Expected life (in years)	5.88	5.76	7
Expected dividend yield	–	–	–
Weighted-average fair value of options granted during the year	$0.33	$1.53	$5.08

The following information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share amounts). Prior year amounts have been restated to reflect actual forfeitures rather than estimated forfeitures.

	2003	2002	2001	From Inception (May 1, 1994) to December 31, 2003

Net loss as reported	$(11,838)	$(12,310)	$(13,810)	$(96,966)
Add: Stock-based employee compensation expense included in reported net loss	–	–	111	768
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(3,009)	(4,622)	(4,312)	(19,114)
Pro forma net loss	(14,847)	(16,932)	(18,011)	(115,312)
Pro forma preferred stock dividend and accretion	–	–	–	(18,489)
Pro forma loss applicable to common shareholders	$(14,847)	$(16,932)	$(18,011)	$(133,801)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.45)	$(0.59)	$(0.66)

3.    Research and License Agreements

Agreements with Yale University

Since 1988, the Company or its predecessor companies have entered into a series of agreements under which the Company has funded research at Yale University ("Yale") and licensed inventions from Yale. The license agreements with Yale grant the Company exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications. Each license agreement requires the Company to pay royalties, and in some cases milestone payments to Yale. Certain licenses are terminable in the event the Company does not exercise due diligence in commercializing the licensed technology.

License Agreement with Yale University – September 1990.    Pursuant to a license agreement entered into in September 1990 between the Company and Yale, the Company has a license to a synthetic form of melanin, which the Company has named MELASYN®. Under the terms of the license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues. Through December 31, 2003, the Company has paid royalties on sublicensing revenues of $0.1 million to Yale under this agreement.

In 1998, the Company agreed to be the exclusive selling agent for MELASYN and entered into a non-exclusive sublicense for the MELASYN technology with San-Mar Laboratories ("San-Mar"). Under the terms of the amended sublicense agreement, the Company received a sublicense fee for products sold by San-Mar with guaranteed minimum annual royalties of $50,000 per year. This amended sublicense agreement expired on February 28, 2003. In March 2004, the Company entered into a non-exclusive sublicense agreement for MELASYN with Johnson and Johnson Consumer Companies, Inc. The terms of the agreement do not include any upfront or milestone payments. If products including the Company's technology are developed, the Company will receive a royalty based on sales in countries where it has issued patents.

Research Agreement with Yale University – July 1992.    In July 1992, the Company entered into a research agreement with Yale, subsequently renewed in 1998, to provide funding through September 30, 2002 for certain research projects. Technology licensed by the Company from research conducted under this agreement includes the inventions collectively known as TAPET®. In October 2000, the Company restructured the agreement to provide gifts to Yale to support the research projects through September 30, 2002. For the year ended December 31, 2001, the Company recorded as research and development expense a gift when made of $0.7 million in accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made.

License Agreement with Yale University – August 1994.    The Company is a party to a license agreement with Yale entered into in August 1994 and subsequently amended in six amendments, most recently in March 2003. Under this amended license, Yale granted to the Company a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this amended license. The patents and patent applications under this license and its amendments cover Triapine®, CLORETAZINETM (VNP40101M), KS119, and β-L-Fd4C. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

Pursuant to the original agreement, the Company issued to Yale 159,304 shares of the Company's common stock and made a payment of $50,000. In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which the Company issued 150,000 shares of its common stock to Yale valued at $0.6 million. Through December 31, 2003, the Company has paid royalties on sublicensing revenues of $0.1 million to Yale under this agreement.

License Agreements with Yale University – December 1995.    In December 1995, the Company and Yale entered into a license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed under this agreement relates to TAPET®. In June 1997, pursuant to the license agreement, the Company paid Yale a $0.1 million initial fixed royalty fee.

In December 1995, the Company and Yale entered into another license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

Under the licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues. There are no amounts due under these agreements as of December 31, 2003.

Other Agreements

Cooperative Research and Development Agreement.    In April 2000, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer." Under the terms of the CRADA, the Company provided funding for research and development projects performed by the Surgery Branch through May 2002. For the years ended December 31, 2002 and 2001, the Company recorded $0.2 million and $0.4 million, respectively, as research and development expense under the CRADA. In June 2002, payments to the NCI under the CRADA were suspended by mutual agreement. Initial work under the CRADA had been completed and no additional work is planned pending the development of a second-generation TAPET vector.

Research Services Agreement with Eli Lilly and Company.    In September 2003, the Company entered into a research services agreement with Eli Lilly and Company ("Lilly") related to the Phase II trials of Triapine in combination with Lilly's anticancer agent, Gemzar®. Under this agreement, Lilly will supply Gemzar without cost to the Company for the trials sponsored by the Company.

License Agreement with Beijing Pason Pharmaceuticals, Inc.    In September 2003, the Company entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") whereby Pason obtained the exclusive rights to develop, manufacture and market Triapine in the People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory"). Under the terms of the agreement, the Company received an initial payment in November 2003 of $0.5 million and may receive $4.75 million in potential additional milestone payments and potential royalty payments of 11% of any Triapine revenues in the Pason Territory. In accordance with the Securities and Exchange Commission's Staff

Accounting Bulletin No. 104, Revenue Recognition, the Company will recognize $0.4 million, which represents the initial payment received from Pason net of royalties paid to Yale, over the life of the agreement. For the year ended December 31, 2003, the Company recognized revenue related to this agreement of approximately $5,000.

Research Collaboration and Option Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.    In November 2003, the Company entered into a research collaboration and option agreement for certain novel anticancer compounds, heterocyclic compounds, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. During the 17-month agreement term, the Company will investigate several heterocyclic hydrazones in preclinical research studies in order to identify a lead product candidate. During this period, the Company will also have the right to enter into an exclusive worldwide license agreement for the compounds. In December 2003, the Company recorded as research and development expense an initial payment of $25,000 to enter into the agreement, and an additional payment of $75,000 will be required if the Company exercises the option to enter into the exclusive worldwide license. The license agreement calls for milestone payments to be paid based on the progress of product development, and royalties based on product revenues.

4.    Shareholders' Equity

In April 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx resulting in net proceeds to the Company of $4.3 million (refer to Note 1). Shortly prior to the consummation of the merger, the Company issued 76,349 shares of common stock for net proceeds of $0.2 million.

In August 1995, the Company completed an initial public offering ("IPO") of 2,875,000 Unit Purchase Options ("UPOs"), consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at $4.00 per UPO. The net proceeds to the Company from the IPO were $9.7 million before repayment of certain bridge financing. In addition to the 2,875,000 UPOs, the Company granted to the underwriter an option to purchase up to 250,000 UPOs at $5.20 per UPO, subsequently adjusted due to antidilution provisions. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The Class A and Class B Warrants were exercisable through August 14, 2000, and were exchanged, exercised or redeemed prior to that date, resulting in aggregate net proceeds to the Company of $23.2 million.

Commencing with its IPO through December 31, 2003, the Company has raised gross proceeds of $103.5 million through the issuance of common stock, preferred stock and warrants.

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

Class A Convertible Preferred Stock

In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock ("Class A Stock"), at $10.00 per share, resulting in net proceeds to the Company of $11.5 million. Each share of Class A Stock was convertible at the option of the holder into 2.777777 shares of the Company's common stock. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the

Financial Accounting Standards Board Emerging Issues Task Force D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature (EITF D-60). The shares of Class A Stock paid semi-annual dividends of 5% per annum, payable in additional shares of Class A Stock. The Company recorded non-cash dividends from 1996 through 2000 totaling $1.8 million based on the quoted market price of the common stock as of the date of the issuance of the preferred dividends. All non-cash dividends have been recognized as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

In connection with the foregoing transaction, the Company issued warrants to the placement agent, expiring May 22, 2001 (the "Expiration Date"), to purchase an aggregate of 546,875 shares of the Company's common stock at prices ranging from $3.96 to $12.00. As of the Expiration Date, holders of warrants to purchase 257,321 shares elected cash or cashless exercises into 174,572 shares of common stock and the remaining warrants to purchase 289,554 shares expired. The issuance of the Class A Stock at closing also triggered certain antidilution adjustment provisions of the Company's other outstanding warrants, resulting in the issuance of additional warrants.

In accordance with the terms of the Class A Stock, the Company notified the holders of outstanding shares of its intention to redeem their Class A stock on December 26, 2000 ("Redemption Date"), at a redemption price of $10.00 per share. All outstanding shares of Class A Stock were converted by the holders into shares of common stock with the exception of 545 shares of Class A Stock that were redeemed for an aggregate of $5,450 and cancelled as of the Redemption Date.

Class B Convertible Preferred Stock

In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock ("Class B Stock"), at $1,000 per share, resulting in net proceeds to the Company of $4.5 million. Shares of Class B Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The Company recorded an imputed one-time charge of $0.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance. Shares of the Class B Stock were eligible, under certain circumstances, to receive dividends paid in Class C Convertible Preferred Stock ("Class C Stock") which were immediately convertible into shares of the Company's common stock. Conversions of Class B Stock in 1998 resulted in Class C dividends representing 180,141 shares of common stock valued at $0.6 million. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $0.1 million in 1997 and 61,078 shares of common stock valued at $0.3 million in 1998. All non-cash dividends were recorded as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders.

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

5% Redeemable Convertible Preferred Stock Series 1998

In June 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998

Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4.7 million. The shares of Series 1998 Preferred Stock accrued dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock was convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend was included in the dividend requirement on Preferred Stock and the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital from 1998 through 2000 of $0.8 million. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

In accordance with the terms of the Series 1998 Preferred Stock, all of the outstanding preferred shares having a redemption value of $5.4 million were automatically converted into 1,507,024 common shares at the $3.60 conversion price, effective February 22, 2000.

Antidilution Adjustment to Class A and Class B Warrants

As a result of the sale in May 1996 of Class A Stock, an antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants and there was a corresponding distribution of additional Class A Warrants and Class B Warrants. Each holder of a Class A Warrant was issued an additional 0.1 Class A Warrant and the exercise price of the Class A Warrants was reduced from $5.20 to $4.73. Each holder of a Class B Warrant was issued an additional 0.1 Class B Warrant and the exercise price of the Class B Warrants was reduced from $7.00 to $6.37.

Subsequently, as a result of the sale in June 1998 of Series 1998 Preferred Stock, an additional antidilution adjustment was made to the exercise price of the Class A Warrants and the Class B Warrants with a corresponding distribution of additional Class A Warrants and Class B Warrants. Each holder of a Class A Warrant was issued an additional 0.02 Class A Warrant and the exercise price of the Class A Warrants was reduced from $4.73 to $4.63. Each holder of a Class B Warrant was issued an additional 0.02 Class B Warrant and the exercise price of the Class B Warrant was reduced from $6.37 to $6.23.

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

Redemption of Class A Warrants

The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. In February 2000, the Company notified holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the "Redemption Date"). As of the Redemption Date, the Company received net proceeds of $5.1 million from the exercise of 1.2 million Class A Warrants. Subsequently, the Company received additional net proceeds of $0.6 million from the exercise of 0.1 million Class A Warrants resulting from the exercises of UPOs by the underwriter of the 1995 IPO.

Redemption of Class B Warrants

The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. In March 2000, the Company notified holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000 (the "Redemption Date"). As of the Redemption Date, the Company received net proceeds of $15.9 million from the exercise of 2.6 million Class B Warrants. Subsequently, the Company received additional net proceeds of $1.6 million from the exercise of 0.3 million Class B Warrants resulting from the exercises of UPOs by the underwriter of the 1995 IPO.

Private Placement of Common Stock – April 1999

In April 1999, the Company completed a private placement of 893,915 shares of its common stock at $4.47 per share resulting in gross proceeds of approximately $4 million.

Public Offering of Common Stock – October 1999

In October and November 1999, the Company completed the sale of 2,530,000 shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.1 million. In conjunction with the offering, the underwriter was granted warrants to purchase 220,000 shares of common stock at $6.00 per share, expiring October 25, 2004. Through December 31, 2003, holders of warrants to purchase 12,000 shares elected cashless exercises into 6,786 shares of common stock.

Public Offering of Common Stock – August 2001

In August 2001, the Company completed the sale of 2,500,000 shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

Private Placement of Common Stock – June 2003

In June 2003, the Company completed a private placement of 3,846,150 shares of its common stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. The warrants expire on June 23, 2008. The net proceeds from this offering were $4.4 million.

Private Placement of Common Stock – September 2003

In September 2003, the Company completed a private placement of 6,475,000 shares of its common stock at $1.75 per share and warrants to purchase 6,475,000 shares of common stock at $2.50 per share. A warrant to purchase an additional 100,000 shares of common stock at $2.50 per share was issued to the placement agent and valued at $.0.2 million. All of these warrants expire on September 19, 2008. Beginning April 9, 2005, if the volume weighted average price of the common stock is at or above $3.50 per share for a period of 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 3 trading days of such period. The net proceeds, after consideration of cash offering costs, were $10.4 million.

Reserved Shares

As of December 31, 2003, the Company has reserved 15,119,769 shares of its common stock for issuances related to potential future exercises of warrants outstanding and stock options outstanding and available for grant (see Note 5), as well as potential future purchases of common stock under the employee stock purchase plan (see Note 6).

Warrants Outstanding

A summary of the outstanding warrants to purchase shares of the Company's common stock, as described above, as of December 31, 2003 is as follows:

Warrants issued in connection with	Number of Shares of Common Stock to be Issued Upon Exercise of Warrants	Exercise Price Per Share of Outstanding Warrants	Expiration Date of Warrants

Public offering – October 1999	208,000	$6.00	10/25/2004
Private placement – June 2003	1,923,075	$2.20	6/23/2008
Private placement – September 2003	6,575,000	$2.50	9/19/2008
Total	8,706,075

5.    Employee Stock Option Plans

On September 9, 2003, the Board of Directors of the Company adopted the 2003 Stock Option Plan (the "2003 Option Plan") which was approved by the Company's stockholders at the 2003 Annual Meeting of Stockholders. The Option Plan provides for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company to purchase up to an aggregate of 2 million shares of common stock. No option may be granted under the 2003 Option Plan after September 9, 2013. The Company's Amended and Restated 1993 Stock Option Plan (the "1993 Option Plan") expired on April 15, 2003. The Company no longer grants options under the 1993 Option Plan, but stock options granted prior to the Plan's expiration remain outstanding under the plan and will continue to vest according to schedule.

Incentive options granted to employees under the 2003 Option Plan and 1993 Option Plan (the "Option Plans") vest in equal annual installments over periods ranging from one to four years commencing no earlier than the first anniversary of the date of grant, or earlier on change of control. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service as an employee. Incentive options which are not vested expire immediately upon termination of service as an employee. The exercise price for incentive options shall be equal to the fair market value of the common stock on the date of grant, except that the term of an incentive option granted to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

The Option Plans provide for the automatic grant of non-qualified stock options to purchase shares of common stock to directors of the Company who are not employees or principal stockholders. Eligible directors are granted an option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director. Further, on the day immediately following the date of each annual meeting of stockholders, each eligible director, other than directors who received an initial director option within 180 days preceding such annual meeting, is granted an option to purchase 15,000 shares of common stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the common stock on the date of grant. Director options vest after one year under the 2003 Option Plan and two years under the 1993 Option Plan, or earlier on a change of control. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (i) one year after termination of service as a director under the 2003 Stock Option Plan or 90 days after termination of service as a director under the 1993 Stock Option Plan. Director options which are not vested expire immediately upon termination of service as a director. Options granted to directors totaled 135,694, 202,271 and 104,346 in 2003, 2002 and 2001, respectively.

Options outstanding outside the Option Plans include stock options granted in 1999 to purchase 980,000 shares of common stock to the Company's Chief Executive Officer under the Senior Executive Stock Option Plan. There are no additional shares available for issuance under this plan.

A summary of the Company's stock option activity under all option plans and related information is as follows:

	2003		2002		2001
	Options (in 000's)	Weighted- Average Exercise Price	Options (in 000's)	Weighted- Average Exercise Price	Options (in 000's)	Weighted- Average Exercise Price
Outstanding at beginning of year	4,127	$5.08	3,712	$6.85	3,279	$7.28
Granted	518	1.51	1,340	1.54	1,081	5.88
Exercised	(6)	0.55	(10)	3.07	(191)	4.09
Forfeited	(142)	4.83	(915)	7.10	(457)	8.83
Expired	–	–	–	–	–	–
Outstanding at end of year	4,497	$4.68	4,127	$5.08	3,712	$6.85
Exercisable at end of year	3,390	$5.00	1,976	$6.35	1,397	$6.12

A summary of the Company's ranges of exercise prices and weighted-average remaining life and exercise price of options outstanding and of weighted-average exercise price of options currently exercisable under the Option Plans as of December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable (in 000's)	Weighted- Average Exercise Price
$0.36 - $1.67	1,382	9.1	$0.92	815	$0.56
$2.22 - $3.03	88	4.4	2.80	88	2.80
$3.63 - $5.25	1,422	6.5	4.55	1,024	4.70
$5.38 - $7.15	897	5.2	5.85	897	5.85
$7.20 - $9.88	348	7.0	7.48	280	7.48
$12.25 - $17.88	360	6.3	14.48	286	14.35
	4,497	7.0	$4.68	3,390	$5.00

6.    Stock Purchase Plan

A total of 450,000 shares of common stock are authorized for issuance under the Company's employee stock purchase plan (the "Stock Purchase Plan") effective January 1, 2001. The Stock Purchase Plan permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. 31,782 shares, 7,918 shares and 4,457 shares were issued in 2003, 2002 and 2001, respectively, under the Stock Purchase Plan.

7.    401(k) Savings Plan

In 2000, the Company commenced matching contributions under a 401(k) Savings Plan in either cash or its common stock, at the election of the employee. For stock matches, the contribution rate is 40% of an employee's contribution, up to an annual maximum match of stock valued at $1,500. For cash matches, the contribution rate is 30% of an employee's contributions, up to an annual maximum match of $1,000. The expense for the matching contribution was $25,000, $46,000 and $46,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and $0.2 million for the period from May 1, 1994 (inception) through December 31, 2003. 9,399 shares, 17,186 shares and 5,732 shares were issued in 2003, 2002 and 2001, respectively, for the stock matching contribution. Beginning January 1, 2004, all matching contributions will be made in cash.

8.    Income Taxes

At December 31, 2003, the Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling $81.5 million and a general business tax credit of $2.6 million expiring in 2010 through 2023. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company.

Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2003	2002
Operating loss carryforwards	$32,557	$26,513
General business tax credit carryforwards	2,614	2,612
AMT tax credit carryforwards	10	10
Contributions	1,139	954
Compensation related	218	107
Other	355	154
Total deferred income tax asset	36,893	30,350
Valuation allowance	(36,893)	(30,350)
Deferred income tax asset, net	$–	$–

The valuation allowance increased by $6.5 million and $5.3 million during 2003 and 2002, respectively.

For the year ended December 31, 2003, the Company recorded approximately $26,000 related to minimum state capital taxes paid, net of a state tax benefit of approximately $22,000 for the sale of research and development tax credits to the State of Connecticut (the "State"). For the year ended December 31, 2002, the Company recognized a state tax benefit of approximately $227,000 for the sale of research and development tax credits to the State.

9.    Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for its facility and its laboratory and office equipment expiring through 2006. Rental expense under the facility lease is recognized on a straight-line basis. Rental expense under the operating leases was $0.3 million, $0.3 million, $0.2 million and $2.1 million for the years ended December 31, 2003, 2002, and 2001, and for the period from May 1, 1994 (inception) through December 31, 2003, respectively. As of December 31, 2003, future minimum lease payments due under non-cancelable operating lease agreements with initial terms in excess of one year are $0.3 million each year from 2004 to 2006.

The Company's capital leases for equipment expired in 2001. Amortization expense for the equipment under capital leases was $6,000 and $1.0 million for the year ended December 31, 2001 and for the period from May 1, 1994 (inception) through December 31, 2003, respectively.

Agreements

Under the terms of an employment agreement, the Company is obligated to pay its Chief Executive Officer ("CEO") a minimum annual salary of $412,000 through December 31, 2005. The CEO is also eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In the event the CEO's employment is terminated by the Company for any reason other than cause or disability, or if the CEO terminates for good reason as defined in the agreement, the Company is obligated to pay him two times the sum of his base salary plus his average annual bonus for the prior two years and to continue payment of certain insurance costs on his behalf.

The Company has entered into severance agreements with its president and vice presidents pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change of control", as defined in the agreement. Specifically, the officer would be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary plus the average of the last two cash bonus payments made to the officer, and to the continuation of group health insurance benefits for up to eighteen months. The foregoing amounts are not payable if termination of the officer is because of his death, by the Company for cause, or by the officer other than for good reason.

The Company has committed to make retention payments in 2004 to its employees and officers, excluding its CEO. The total retention payments are estimated to be $285,000 and are payable one-third in June 2004 and two-thirds in November 2004.

A former director of the Company is a party to a Consulting and Finder's Agreement with the Company dated June 4, 1992, and amended February 17, 1995. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology related to TAPET® licensed pursuant to the Company's December 1995 license agreement with Yale (refer to Note 3), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director's death until the $3 million has been paid. Through December 31, 2003, no amounts are due or have been paid under this agreement.

The Company has various commitments relating to its research and license agreements (refer to Note 3).

10.    Related Party Transactions

The Company recorded research and development expense of $400,000, $200,000 and $200,000 for the years ended December 31, 2003, 2002 and 2001, respectively, related to gifts to fund research through March 31, 2005 at the laboratory headed by one of its directors, an affiliate of Yale. Included in the Company's current liabilities at December 31, 2003, was $250,000 for the balance of the gifts to be paid in five equal quarterly installments through the first quarter of 2005.

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

11.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	Quarter				Year 2003
2003	First	Second	Third	Fourth

Revenues	$69	$102	$94	$110	$375
Net loss	(2,425)	(3,136)	(2,975)	(3,302)	(11,838)
Basic and diluted loss per share	(0.08)	(0.11)	(0.09)	(0.08)	(0.36)

	Quarter				Year 2002
2002	First	Second	Third	Fourth

Revenues	$47	$37	$74	$80	$238
Net loss	(4,029)	(3,309)	(2,483)	(2,489)	(12,310)
Basic and diluted loss per share	(0.14)	(0.11)	(0.09)	(0.09)	(0.43)

12.    Subsequent Events

In February 2004, the Company received net proceeds of $32.9 million from a private placement of 13,553,845 shares of its common stock at $2.60 per share and warrants to purchase 3,388,463 shares of common stock at $3.25 per share. A warrant to purchase an additional 300,000 shares of common stock at $3.25 per share was issued to the placement agent. All of these warrants expire on February 11, 2009. The Company is required to file and make effective a registration statement on Form S-3 covering the resale of all shares of common stock and common stock issuable upon exercise of the warrants. If the registration statement is not declared effective by the SEC on or before May 21, 2004, or June 20, 2004 if the registration statement is reviewed by the SEC, or if after the registration statement has been declared effective by the SEC, sales of the shares of common stock covered by the registration statement cannot be made pursuant to the registration statement for any reason, then at the time of the event, the Company would be required to make payments equal to 2% of the aggregate purchase price paid by the investors. The Company would be required to make additional payments of 2% of the aggregate purchase price for each additional month thereafter until it has complied with its obligations under the registration rights agreement. After a period of twelve months following the effective date of the registration statement, if the volume weighted-average price of the common stock is at or above $4.875 per share for 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 10 trading days of such period.

From January 1 to March 12, 2004, the Company issued 1,845,926 shares of its common stock upon exercises of certain warrants resulting in proceeds of $4.4 million.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table contains the names and positions of our executive officers and directors:

Name	Position
Alan Kessman	Chief Executive Officer and Director
Howard B. Johnson	President and Chief Financial Officer
Ivan King, Ph.D.	Vice President—Research and Development
Mario Sznol, M.D.	Vice President—Clinical Affairs
Terrence W. Doyle, Ph.D.	Vice President—Chief Scientific Officer
William R. Miller (1,2,3)	Chairman of the Board
Stephen K. Carter, M.D.	Director
Frank T. Cary (1,2,3)	Director
Charles K. MacDonald (1,3)	Director
Alan C. Sartorelli, Ph.D.	Director
Walter B. Wriston (2,3)	Director

(1)	Member of the Compensation Committee of the Board of Directors.
(2)	Member of the Audit Committee of the Board of Directors.
(3)	Member of the Nominating and Governance Committee of the Board of Directors.

Alan Kessman, age 57, has been our Chief Executive Officer since January 1999 and has served on our Board of Directors since October 1998. Mr. Kessman also served as our President from April 1999 to January 2004. Mr. Kessman is a partner of PS Capital LLC, an international investment and management advisor, and a director of Comdial Corporation, a developer and marketer of voice communication solutions. From 1983 to 1998, Mr. Kessman was chairman, chief executive officer and president of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems.

Howard B. Johnson, age 44, has been our President since January 2004 and our Chief Financial Officer since March 2002. Mr. Johnson was a vice president and a consultant for Nutrition 21, Inc., a nutri-ceutical company, from November 2001 until March 2002. From May 1999 until February 2001, Mr. Johnson was chief financial officer of IBS Interactive, Inc. (now Digital Fusion, Inc.), an

information technology services company. Mr. Johnson founded and from 1996 to 1999 was chairman and chief executive officer of MedWorks Corporation, a privately held medical device company. From 1983 to 1993, Mr. Johnson was an investment banker at PaineWebber Group, Inc.

Ivan King, Ph.D., age 48, has been our Vice President of Research and Development since January 2004. Dr. King was our Vice President of Research from July 1998 to January 2004 and Senior Director of Biology from October 1995 to July 1998. From 1990 to 1995, Dr. King was a section leader in the department of tumor biology at Schering-Plough Research Institute in charge of the cell biology and in vivo biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King's first industrial position was as a senior research scientist at Bristol-Myers Squibb Company.

Mario Sznol, M.D., age 46, has been our Vice President of Clinical Affairs since September 1999. From 1994 to 1999, Dr. Sznol served as head of the Biologics Evaluation Section, Investigational Drug Branch, Cancer Therapy Evaluation Program, Division of Cancer Treatment and Diagnosis of the National Cancer Institute, or NCI, an institute of the National Institutes of Health. Prior to joining the NCI, Dr. Sznol conducted his fellowship in Medical Oncology, Department of Neoplastic Diseases of Mt. Sinai School of Medicine in New York City, and his residency in Internal Medicine at Baylor College of Medicine in Houston.

Terrence W. Doyle, Ph.D., age 61, has been our Vice President and Chief Scientific Officer since January 2004. Prior to that, Dr. Doyle was our Vice President of Research and Development since the merger with OncoRx, Inc. and served in the same capacity for OncoRx, Inc. from January 1994 until the merger. From 1967 to 1993, Dr. Doyle was an employee of the Bristol-Myers Squibb Company, including from 1990 to 1993 an executive director with Bristol-Myers Squibb Company. Dr. Doyle is the original holder of 47 U.S. patents for anti-infective, anti-inflammatory and anti-tumor agents and the author of over 170 published research articles and abstracts on cancer chemotherapy.

William R. Miller, age 75, has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx, Inc., which merged into the Company (then known as MelaRx, Inc.) in April 1995. Mr. Miller is currently a director of ImClone Systems, Inc., a biotechnology company. From 1964 until his retirement in 1991, Mr. Miller was employed by Bristol-Myers Squibb Company in various positions, including vice chairman of the board commencing in 1985.

Stephen K. Carter, M.D., age 66, has been a director since 2001. Dr. Carter is a director of Cytogen Corp., Alfacell Corp. and Emisphere Technologies Inc. (each a biotechnology company). From 1998 to 2000, Dr. Carter was senior vice president, clinical and regulatory affairs of SUGEN, Inc. (subsequently acquired by Pharmacia & Upjohn, Inc.). From 1995 to 1996, Dr. Carter was senior vice president, research and development with Boehringer Ingelheim Pharmaceuticals, Inc. and from 1982 to 1995 held various positions with Bristol-Myers Squibb Company, including senior vice president, worldwide clinical research and development.

Frank T. Cary, age 83, has been a director since 1995. Mr. Cary is a director of Celgene Corporation (a biopharmaceutical company), Cygnus, Inc. (a developer and marketer of glucose monitoring systems), ICOS Corporation (a biopharmaceutical company), Lincare Holdings Inc. (a provider of respiratory therapy services) and Lexmark International, Inc. (a computer peripherals company). From 1973 to 1981, Mr. Cary was chairman of the board and chief executive officer of IBM.

Charles K. MacDonald, age 45, has been a director since 2000. Mr. MacDonald is the principal and founder of Morgandane Management Corp., an investment advisory firm, since 1997. Mr. MacDonald also serves as a consultant to Elliott Management Corp. From 1987 to 1995, Mr. MacDonald was an analyst and, later, portfolio manager at Stonington Management Corp. (an investment company now known as Elliott Management Corp.).

Alan C. Sartorelli, Ph.D., age 72, has been a director since 1995. Dr. Sartorelli has been an Alfred Gilman Professor of Pharmacology at Yale University School of Medicine since 1967 and Chairman of our Scientific Advisory Board since April 1995. Dr. Sartorelli was Chairman of the OncoRx, Inc. Scientific Advisory Board from May 1993 to April 1995 and director of Yale Comprehensive Cancer Center from 1984 to 1993.

Walter B. Wriston, age 84, has been a director since 1995. Mr. Wriston is a director of ICOS Corporation and Cygnus, Inc. Mr. Wriston retired as chairman and chief executive officer of Citicorp and its principal subsidiary, Citibank, N.A., in 1984 after having served as chief executive officer for 17 years.

Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are elected by the board annually and serve for such period or until their earlier resignation or removal by the board.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Wriston who serves on its audit committee qualifies as "audit committee expert" (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002). Our board of directors has also determined that all members of the audit committee are "independent", as that term is defined in Rule 4200(a)(15) of the NASD listing standards.

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

Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2003 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with except for one Form 4 for each non-employee director which was filed late.

Code of Ethics

In 2003, we adopted a Code of Conduct and Business Ethics that applies to our chief executive officer, chief financial officer and other senior financial officers. This Code has been posted to our website, www.vionpharm.com.

ITEM 11.    Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and each of our four other most highly compensated executive officers during the 2003 fiscal year for services rendered to us in all capacities during the three fiscal years ended December 31, 2003.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation	Securities Underlying Options/ SARs (14) (#)	All Other Compensation ($)
Alan Kessman	2003	$412,000	(2)	—	(3)	80,000	$14,200	(4)
— Chief Executive Officer (1)	2002	$412,000	(5)	—	(3)	150,000	$15,010	(6)
	2001	$412,000		—	(3)	114,783	$12,445	(7)
Terrence W. Doyle, Ph.D.	2003	$216,320	(2)	—	(3)	10,000	$1,500	(8)
— Vice President, Chief	2002	$216,320	(9)	—	(3)	38,415	$1,500	(8)
Scientific Officer	2001	$208,000		$4,992	(3)	50,852	$1,500	(8)
Howard B. Johnson	2003	$200,000	(2)	—	(3)	60,000	—
— President and Chief	2002	$200,000	(9)	—	(3)	422,499	—
Financial Officer (10)	2001	—		—		—	—
Ivan King, Ph.D.	2003	$200,000	(2)	—	(3)	40,000	$1,000	(8)
— Vice President, Research	2002	$200,000	(9)	—	(3)	65,000	$1,500	(8)
and Development	2001	$178,500		$6,248	(3)	53,582	$1,500	(8)
Mario Sznol, M.D.	2003	$225,576	(2)	—	(3)	50,000	$1,000	(8)
— Vice President, Clinical	2002	$225,576	(9)	—	(3)	65,936	$1,500	(8)
Affairs	2001	$216,900		$5,206	(3)	56,317	$42,467	(11)

(1)	We are a party to an employment agreement with Mr. Kessman. See "— Employment Agreements." Mr. Kessman became our Chief Executive Officer in January 1999.
(2)	Includes salary deferred in connection with our plan to conserve cash resources announced in May 2002 net of payments of the deferred salary beginning August 1, 2003, as follows: Mr. Kessman — $14,274; Dr. Doyle — $4,203; Mr. Johnson — $3,889; Dr. King — $3,889; and Dr. Sznol — $4,387.
(3)	Aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the indicated person.
(4)	Consists of life and disability insurance payments.
(5)	Includes $77,000 paid pursuant to our December 2001 consulting agreement with PS Capital LLC of which Mr. Kessman is a controlling member. See "— Certain Relationships and Related Transactions." Includes $100,333 of salary and consulting payments to PS Capital deferred as part of the realignment plan we announced in May 2002.
(6)	Consists of life and disability insurance payments of $13,510 and matching contribution to the Company's 401(k) Savings Plan of $1,500.
(7)	Consists of life and disability insurance payments of $10,945 and matching contribution to the Company's 401(k) Savings Plan of $1,500.
(8)	Consists of matching contribution to the Company's 401(k) Savings Plan.
(9)	Includes salary deferred in connection with our realignment plan announced in May 2002 as follows: Dr. Doyle — $25,237; Mr. Johnson — $23,333; Dr. King — $23,333; Dr. Sznol — $26,317. In August 2003, we reinstated the full salaries of our named executive officers and will repay the salary deferrals over the twelve month period ended July 31, 2004.
(10)	Mr. Johnson was hired on March 18, 2002.
(11)	Consists of relocation assistance of $41,467 and matching contribution to the Company's 401(k) Savings Plan of $1,000.

Option Grants in Last Fiscal Year

The following table sets forth the grant of stock options made during the year ended December 31, 2003 to the persons named in the Summary Compensation Table:

Name (a)	Number of Securities Underlying Options Granted (1) (b)	% of Total Options Granted to Employees in Fiscal Period (2) (c)	Exercise of Base Price ($/Sh) (3) (d)	Expiration Date (e)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($) (f)	10% ($) (g)
Alan Kessman	80,000	15.4%	$1.57	12/10/2013	$203,346	$325,806
Terrence W. Doyle, Ph.D.	10,000	1.9%	$1.57	12/10/2013	$25,418	$40,726
Howard B. Johnson	60,000	11.6%	$1.57	12/10/2013	$152,510	$244,355
Ivan King, Ph.D.	40,000	7.7%	$1.57	12/10/2013	$101,673	$162,903
Mario Sznol, M.D.	50,000	9.7%	$1.57	12/10/2013	$127,092	$203,629

(1)	Mr. Kessman's option grant vests 50% on December 10, 2004 and 100% on December 10, 2005. All other option grants vest 33 1/3% on December 10, 2004, 66 2/3% on December 10, 2005 and 100% on December 10, 2006.
(2)	Computed based on an aggregate of 517,894 shares issuable upon exercise of options granted to employees during the year ended December 31, 2003.
(3)	For all option grants, the exercise price was equal to the market value of the underlying Common Stock at the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to stock options exercised in 2003 and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2003.

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In- the-Money Options at Fiscal Year-End ($) (1)
			Exercisable (d)	Unexercisable (e)	Exercisable (f)	Unexercisable (g)
Alan Kessman	—	$—	1,292,927	100,000	$154,500	$800
Terrence W. Doyle, Ph.D.	—	$—	186,867	47,000	$39,568	$100
Howard B. Johnson	—	$—	159,999	322,500	$74,674	$600
Ivan King, Ph.D.	—	$—	261,632	86,250	$66,950	$400
Mario Sznol, M.D.	—	$—	326,753	107,500	$67,914	$500

(1)	Computed based upon the difference between the closing price of the Company's Common Stock on December 31, 2003 ($1.58) and the exercise price.

Employment Agreements

In November 2003, we entered into an employment agreement effective January 1, 2004 with Alan Kessman, our Chief Executive Officer. Pursuant to this agreement, which terminates on December 31, 2005, Mr. Kessman receives a minimum base salary of $412,000 per year and is eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In the event Mr. Kessman's employment is terminated by us for any reason other than cause or disability, or if Mr. Kessman terminates for good reason, we are obligated to pay him two times the sum of his base salary plus his average annual bonus for the prior two years and to continue payment of certain insurance costs on his behalf. Under Mr. Kessman's employment agreement, it shall constitute "good reason" for Mr. Kessman to terminate his employment and receive the amounts described above if there is a change in control and the Company or its successors, as the case may be, fails to agree in writing to extend the expiration date of the employment agreement to the two-year anniversary of the change of control. On January 11, 1999, we granted to Mr. Kessman options to purchase an aggregate of 980,000 shares of our Common Stock. The foregoing grants consist of (1) an option to purchase 760,000 shares at an exercise price of $5.775, representing a 10% premium to the market price on the date prior to the date of grant, such option having vested 25% on July 11, 2000, 50% on July 11, 2001, 75% on July 11, 2002 and 100% on July 11, 2003, and (2) an option to purchase 220,000 shares at an exercise price of $5.25, representing the market price on the date prior to the date of grant, such option having vested in full on July 11, 1999, six months from the date of grant.

Severance Agreements

We entered into severance agreements with Howard B. Johnson, our President and Chief Financial Officer, Dr. Terrence W. Doyle, our Vice President and Chief Scientific Officer, Dr. Ivan King, our Vice President of Research and Development, and Dr. Mario Sznol, our Vice President of Clinical Affairs, pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change in control," as defined in the agreement. Specifically, if a "change in control" occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The officer would also be entitled to all payments necessary to provide him with group health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date he has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of his death, by us for cause, or by the officer other than for good reason.

Retention Payments

The Company has committed to make retention payments in 2004 to its employees and officers, excluding its CEO. The total retention payments are estimated to be $285,000 and are payable one-third in June 2004 and two-thirds in November 2004.

Compensation of Directors

Directors are reimbursed for expenses actually incurred in attending a board or committee meeting. We also pay the Chairman of the Board $4,000 in cash or stock options for each meeting of the Board of Directors attended and each other non-employee or non-consultant director $1,000 in cash or stock options for each such meeting attended. Directors received stock options for each such meeting attended in 2003 and will receive cash for each such meeting attended in 2004. Directors who are not employees or principal stockholders are also entitled to automatic grants of options under our Amended and Restated 1993 Stock Option Plan.

Our Amended and Restated 1993 Stock Option Plan (the "1993 Stock Option Plan") which expired on April 15, 2003 and our 2003 Stock Option Plan (the "2003 Stock Option Plan") provide for the automatic grant of non-qualified stock options to purchase shares of Common Stock to our directors who are not employees or principal stockholders. Eligible directors are granted an option to purchase 20,000 shares of Common Stock on the date such person is first elected or appointed a director. Further, on the day immediately following the date of each annual meeting of stockholders, each eligible director, other than directors who received an initial director option within 180 days preceding such annual meeting, is granted an option to purchase 15,000 shares of Common Stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the Common Stock on the date of grant. Director options vest after two years under the 1993 Stock Option Plan and one year under the 2003 Stock Option Plan or earlier on a change of control. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (ii) 90 days after termination of service as a director under the 1993

Stock Option Plan or one year after termination of service as a director under the 2003 Stock Option Plan. Director options which are not vested expire immediately upon termination of service as a director. During 2003, Mr. MacDonald, Mr. Wriston, Dr. Carter and Dr. Sartorelli were each granted ten-year options to purchase 2,778, 1,811 and 15,000 shares of Common Stock and Mr. Cary was granted ten-year options to purchase 2,778, 1,207 and 15,000 shares of Common Stock at exercise prices of $0.36, $1.67 and $1.57, respectively. Mr. Miller was granted ten-year options to purchase 11,111, 7,242 and 20,000 shares of Common Stock at exercise price of $0.36, $1.67 and $1.57, respectively.

Compensation Committee Interlocks and Insider Participation

Mr. MacDonald serves as a consultant to Elliott Management Corp. and provides investment advisory services to it. Elliott Management Corp. provides investment advisory services to Elliott Associates, L.P. and Elliott International, L.P., which combined are beneficial owners of 5.5% of our outstanding Common Stock as of March 1, 2004.

Compensation Committee Report on Executive Compensation

This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Executive Officers during the year ended December 31, 2003.

Compensation Policy.    The Committee's policy with respect to executive compensation has been designed to:

•	Adequately and fairly compensate executive officers in relation to responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size and at a comparable stage of development within the Company's industry;

•	Reward executive officers for the achievement of short-term goals and for the enhancement of the long-term value of the Company; and

•	Align the interests of the executive officers with those of the stockholders with respect to short-term operating goals and long-term increases in the value of the Company's Common Stock.

The components of compensation generally paid to executive officers consist of: (a) base salary and (b) incentive compensation in the form of annual bonus payments and stock options awarded by the Company under the Company's 2003 Stock Option Plan. The Company's Compensation Committee is responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and stock options awarded, selecting the individual executives and members of senior management who will be awarded bonuses and stock options, and for determining the timing, pricing and amount of all stock options granted to executives and members of senior management under the Company's 2003 Stock Option Plan. In fiscal 2003, due to the Company's cash resource constraints, no bonuses or base salary increases were granted to executive employees or senior management. Accordingly, the Company used stock options to the extent possible to provide incentive compensation to the Company's management

The Company's executive compensation program historically has emphasized the use of incentive-based compensation to reward the Company's executive officers and members of senior management for individual contributions to the achievement of the Company's business, research and product development objectives established by the Board of Directors. The Company uses stock options to provide an incentive for a substantial number of its officers and employees, including members of management, and to reward such officers and employees for achieving the Company's business objectives. The Company believes its incentive compensation plan rewards management when the Company and its stockholders have benefited from achieving the Company's business objectives and targeted clinical, research and development objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating officers and employees with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size and at a comparable stage of development within the Company's industry.

Components of Compensation.    The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

•	Base Salary. The Compensation Committee periodically reviews the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry. Due to the Company's cash resource constraints in fiscal 2003, no executive officer or member of senior management was granted an increase in base salary in 2003. For most of 2003, the Company's executives deferred a portion of their base salary until the Company could raise funds for operations. The Company began paying the deferrals amounts in August 2003.

•	Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in stockholder value. Annual bonus payments are based on the individual's and the Company's performance. Due to the Company's cash resource constraints in 2003, the Company paid no cash bonuses to its executives for 2003. The Company's 2003 Stock Option Plan allows the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common Stock. Under the terms of the 2003, the Board of Directors and the Compensation Committee have authority to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock option grants reward executive officers only to the extent that stockholders have benefited from increases in the value of the Company's Common Stock.

Compensation of the Chief Executive Officer.    The Company has entered into an executive employment agreement with Mr. Kessman. For material terms of this executive employment agreement see "Employment Agreements". The Compensation Committee believes that the monthly compensation under the agreement adequately and fairly compensates Mr. Kessman in relation to his responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of his leadership, management and financial skills and capabilities. Moreover, the Compensation Committee believes that the salary and other benefits are reasonable in relation to the responsibilities, capabilities, contributions and dedication of Mr. Kessman to the Company and are in line with the compensation earned by chief executive officers employed by companies of comparable size and stage of development within the Company's industry.

Tax Deductibility.    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to Named Executive Officers, excluding performance-based compensation. Through

December 31, 2003, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

Conclusion.    The Compensation Committee believes that the concepts discussed above further the stockholder interests because a significant part of executive compensation is based upon the Company achieving its product development and other specific goals set by the Board of Directors. At the same time, the Compensation Committee believes that the program encourages responsible management of the Company in the short-term. The Compensation Committee regularly considers plan design so that the total program is as effective as possible in furthering stockholder interests.

The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.

Submitted by the Compensation Committee:
Frank T. Cary, Chairman Charles K. MacDonald William R. Miller

Performance Graph

The following line graph compares the five-year cumulative total stockholder's return on our Common Stock to: (i) the change in the cumulative total return on the Nasdaq Composite Index for U.S. Companies and (ii) the change in the cumulative total return on the Nasdaq Biotechnology Index, which includes biotechnology companies, assuming an investment of $100 made in each and assuming the reinvestment of any dividends.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2004 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of our Common Stock: (i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion P harmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

Directors and Officers	Number of Shares Beneficially Owned		Percent of Outstanding Shares of Common Stock

Stephen K. Carter, M.D.	42,740	(1)	*
Frank T. Cary	145,458	(2)	*
Alan Kessman	1,350,074	(3)	2.4%
Charles K. MacDonald	57,740	(4)	*
William R. Miller	324,117	(5)	*
Alan C. Sartorelli, Ph.D.	482,402	(6)	*
Walter B. Wriston	140,458	(7)	*
Terrence W. Doyle, Ph.D	436,560	(8)	*
Howard B. Johnson	247,499	(9)	*
Ivan King, Ph.D	289,076	(10)	*
Mario Sznol, M.D.	352,995	(11)	*
All directors and executive officers as a group (11 persons)	3,869,119	(12)	6.8%

Other Beneficial Owners
Elliott Associates, L.P. Elliott International, L.P. (f/k/a Westgate International, L.P.) Elliott International Capital Advisors, Inc. c/o Elliott Associates, L.P. 712 Fifth Avenue, 36th Floor New York, NY 10019.	2,966,113	(13)	5.5%
Langley Partners L.P. Langley Management, LLC Langley Capital, LLC Jeffrey Thorp 535 Madison Avenue, 7th Floor New York, NY 10022	3,238,170	(14)	5.8%
Galleon Management, L.P. 135 East 57th Street, 16th Floor New York, NY 10022	3,500,000	(15)	6.4%

*	Less than one percent
(1)	Reflects 42,740 shares issuable upon exercise of options.
(2)	Reflects 82,740 shares issuable upon exercise of options.
(3)	Reflects 12,756 shares held by a family trust of which Mr. Kessman is a controlling member. Also reflects 1,305,427 shares issuable upon exercise of options.
(4)	Reflects 57,740 shares issuable upon exercise of options.
(5)	Reflects 134,711 shares issuable upon exercise of options.
(6)	Reflects 190,874 shares beneficially owned by Dr. Sartorelli's wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also reflects 82,197 shares issuable upon exercise of options.
(7)	Reflects 86,490 shares issuable upon exercise of options.
(8)	Reflects 43,400 shares held by Dr. Doyle's wife, as to which Dr. Doyle disclaims beneficial ownership. Also reflects 196,867 shares issuable upon exercise of options.
(9)	Reflects 247,499 shares issuable upon exercise of options.
(10)	Reflects 276,632 shares issuable upon exercise of options.
(11)	Reflects 345,503 shares issuable upon exercise of options.
(12)	Reflects 2,858,546 shares issuable upon exercise of options.

(13)	Beneficial ownership information is based upon data set forth in a Schedule 13D Amendment No. 9 filed with the SEC on February 15, 2001 by Elliott Associates, L.P, which owns 1,481,844 shares of our Common Stock. Elliott International, L.P. (f/k/a Westgate International, L.P.), which has its business address at c/o Midland Bank Trust Corporation (Cayman) Limited, P.O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies, owns 1,484,269 shares of our Common Stock. Elliott International Capital Advisors, Inc. is the investment manager for Elliott International, L.P. and has shared voting and dispository power over the shares held by Elliott International, L.P.
(14)	Beneficial ownership information is based upon data set forth in a Schedule 13G filed with the SEC on February 19, 2004 by Langley Partners L.P. ("Langley L.P."), Langley Management, LLC, Langley Capital, LLC and Jeffrey Thorp ("Thorp"). 1,200,000 shares of our Common Stock are owned of record by Langley L.P. and 2,038,170 shares of our Common Stock are issuable to Langley L.P. upon exercise of warrants. Langley Capital, LLC is the general partner of Langley L.P. Thorp is the sole member and manager of Langley Capital, LLC. Langley Management, LLC is the investment manager of Langley L.P. Thorp holds a 99.9% membership interest in Langley Management, LLC and is the sole manager thereof. As a result, each of Langley Management, LLC, Langley Capital, LLC and Thorp are considered to share the power to vote or direct the vote of, and the power to dispose or direct the disposition of, the shares of our Common Stock directly and beneficially owned by Langley L.P.
(15)	Beneficial ownership information is based upon data set forth in a Schedule 13G filed with the SEC on February 20, 2004 by Galleon Management, L.P. Of the shares of our Common Stock being reported as beneficially owned by Galleon Management, L.P.: (i) 2,177,350 shares are held by Galleon Healthcare Offshore, Ltd., an offshore entity of which the Galleon Management, L.P. is its investment manager; (ii) 780,000 are held by an offshore entity of which the Galleon Management, L.P. is its investment manager; (iii) 322,650 are held by a limited partnership of which the Galleon Management, L.P. is its management company; and (iv) 220,000 are held by a limited partnership of which the Galleon Management, L.P. is its management company. Each of the entities named or described in (i) - (iv) of this Item 6 has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of our Common Stock.

Equity Compensation Plan Information

The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2003.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options($)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by stockholders:
2003 Stock Option Plan	489,393	$1.57	1,510,607
1993 Stock Option Plan (1)	3,059,707	$4.87	—
2000 Stock Purchase Plan	(2)	(2)	405,843

Equity compensation plans not approved by stockholders (3)	9,554,219	$2.83	—

(1)	We no longer grant stock options under our 1993 Stock Option Plan, which expired on April 15, 2003.
(2)	Under our 2000 Employee Stock Purchase Plan, participants are permitted to purchase our Common Stock during the stock offering period. Accordingly, these numbers are not determinable.
(3)	Reflects the following:
(a)	outstanding warrants to purchase 208,000 shares of our Common Stock at $6.00 per share issued to an underwriter in connection with our 1999 public offering expiring on October 25, 2004. The shares of Common Stock issuable upon exercise of the warrants are not registered, but the warrant holders have piggyback registration rights;
(b)	outstanding warrants to purchase 1,923,075 shares of our Common Stock at $2.20 per share issued to investors in connection with our June 2003 private placement expiring on June 23, 2008. We have subsequently registered the resale of these shares by the investors pursuant to a registration statement on Form S-3, which became effective on July 24, 2003;
(c)	outstanding warrants to purchase 6,475,000 shares of our Common Stock at $2.50 per share issued to investors and a placement agent in connection with our private placement expiring on September 19, 2008. We have subsequently registered the resale of these shares by the investors and placement agent pursuant to a registration statement on Form S-3, which became effective on October 8, 2003; and
(d)	outstanding options to purchase 948,144 shares of our Common Stock granted under our Senior Executive Stock Option Plan (the "Senior Plan") to Mr. Kessman in January 1999 at exercise prices ranging from $5.25 to $5.775 in connection with his employment agreement. The shares of Common Stock issuable upon exercise of the options granted to Mr. Kessman under the Senior Option Plan have not been registered.

The following summarizes the principal terms of the Senior Plan, which was adopted by our Board of Directors on January 11, 1999.

Eligibility.    Options may be granted under the Senior Plan to our Chief Executive Officer and to a director or officers who are considered a Reporting Persons under Rule 16b-3.

Administration.    The Board has appointed its Compensation Committee (the "Committee") to administer the plan. Subject to the limitations of the plan, the Committee has broad authority under the plan

Available Shares.    The maximum number of shares of Common Stock that may be issued under the Senior Plan is 980,000, subject to customary antidilution and other adjustments provided for in the plan, and the maximum number of shares of Common Stock with respect to such options that may be granted to any individual in any calendar year is 980,000 shares. Shares of Common Stock available for issuance under the Plan may be authorized and unissued or held by the Company in its treasury.

Types of Options.    Options issued under the Senior Plan are non-qualified stock options to purchase shares of Common Stock.

Option Term. All options expire not more than 10 years after the date of grant.

Exercise Price.    The exercise price for each share of Common Stock covered by an option will be determined by the Committee at the time of grant.

Exercise of Options.    The Committee may establish vesting and other conditions or restrictions on the exercise of an option and/or upon the issuance of Common Stock in connection with the exercise of an option as it deems appropriate. No option will be exercisable during the first 6 months after the date of grant. The Committee may provide in the option agreement for the acceleration of the exercise date upon the occurrence of specified events and/or accelerate the exercise date of an option at any time prior to the option termination.

Restrictions on Transfer.    Benefits under the plan are generally non-transferable, except by will or the laws of descent and distribution, or by gift to a family member.

Termination of Employment or Other Service.    If an optionee's employment or service terminates, the portion of an option not exercisable on the date of termination shall immediately terminate and the portion of an option that is exercisable on the date of termination shall remain exercisable for a period of time following the termination date, as follows: (i) if due to death or disability, for one year; (ii) if due to cause, immediately terminates; and (iii) for any other termination, for 3 months.

Adjustment.    The maximum number and class of shares available for issuance under the plan, the maximum number and class of shares with respect to which an option may be granted to any employee during the calendar year, the number and class of shares to be subject to future awards of director options and the number and class of shares and exercise price per share in effect under each outstanding option are subject to adjustment upon capital adjustments and stock dividends, and are subject to conversion upon certain mergers, consolidations, acquisitions of property or stock, separations or reorganizations, as the Committee determines to be necessary or appropriate.

Termination of or Changes to the Plan.    The Plan will terminate on September 9, 2013, unless sooner terminated by the Board. The Board may amend or terminate the Plan at any time. Any amendment, except as provided under the Plan in the event of capital changes, reorganization or sale, which requires stockholder approval will be subject to the approval of the Company's stockholders. No amendment or termination may adversely affect the rights of the holder of an outstanding option without his or her consent.

Exchange of Options.    With the consent of optionees, the Committee has the authority to amend the terms of any outstanding options to provide an exercise price per share which is higher or lower than the current exercise price of such outstanding options.

U.S. Federal Income Tax Consequences.    The holder of a non-qualified option will not recognize taxable income upon the grant of the option. In general, the holder of a non-qualified option will recognize ordinary income upon the exercise of the option in an amount equal to the excess of the fair market value of the shares of Common Stock with respect to which the option is exercised at such time over the aggregate exercise price of such shares (i.e., the option spread). The Company generally will receive a corresponding tax deduction at such time. Upon a later sale of the Common Stock, the optionee will recognize capital gain or loss equal to the difference between the sale price and the sum of the exercise price plus the amount of ordinary income recognized on exercise.

In general, Section 162(m) of the Code denies a publicly-held corporation a deduction for federal income tax purposes for remuneration paid in excess of $1,000,000 per year per person to its chief executive officer and the four other officers whose compensation is disclosed in its proxy statement, subject to certain exceptions. Although the Plan has been designed so that remuneration attributable to the exercise of non-qualified options granted under the Plan will qualify for an exception from the deduction limitation, it is possible that, in certain instances, remuneration attributable to options granted under the Plan will not be deductible by us by virtue of Section 162(m) of the Code.

Rules covering the taxation of stock options are complex and subject to change. The preceding summary is only a summary of the basic U.S. federal income tax consequences with respect to options granted under the Plan, based upon management's understanding of existing federal income tax laws. Participants are urged to consult with their own tax advisors regarding the specific tax consequences associated with their participation in the Plan.

ITEM 13.    Certain Relationships and Related Transactions

Mr. MacDonald serves as a consultant to Elliott Management Corp. and provides investment advisory services to it. Elliott Management Corp. provides investment advisory services to Elliott Associates, L.P. and Elliott International, L.P., which combined are beneficial owners of 5.5% of our outstanding Common Stock as of March 1, 2004.

We recorded research and development expense of $400,000 during 2003 related to gifts to fund research through March 31, 2005 at the laboratory headed by Dr. Sartorelli. The balance of the gifts of $250,000 at December 31, 2003 will be paid in five equal quarterly installments through the first quarter of 2005.

ITEM 14.    Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP, our independent public accountants, in 2003 and 2002:

	Years ended December 31,
	2003	2002
Audit fees	$104,750	$83,000
Audit related fees	$9,800	$—
Tax fees	$25,760	$26,230
All other fees	$—	$1,500
Total	$140,310	$110,730

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC. The fees for 2003 include $62,150 of accrued audit fees for the 2003 year-end audit that were not billed until 2004. The fees for 2002 include $43,000 of accrued audit fees for the 2002 year-end audit that were not billed until 2003.

Audit Related Fees consist of fees billed for transaction consultations.

Tax Fees consist of fees billed for tax compliance services.

All Other Fees consist of a subscription fee for an online accounting research database.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of our Board of Directors is responsible, among other matters, for the oversight of the external auditor. The Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the "Policy").

Under the Policy, proposed services either (i) may be pre-approved by the Audit Committee without consideration of specific case-by-case services as "general pre-approval"; or (ii) require the specific pre-approval of the Audit Committee as "specific pre-approval". The Audit Committee may delegate either type of pre-approval authority to one or more of its members. The appendices to the Policy set out the audit, audit-related, tax and other services that have received the general pre-approval of the Audit Committee, including those described in the footnotes to the table, above; these services are subject to annual review by the Audit Committee. All other audit, audit-related, tax and other services must receive a specific pre-approval from the Audit Committee.

The Audit Committee establishes budgeted fee levels annually for each of the four categories of audit and non-audit services that are pre-approved under the Policy, namely, audit, audit-related, tax and other services. Requests or applications to provide services that require specific approval by the Audit Committee are submitted to the Audit Committee by both the external auditor and the chief financial officer. At each regular meeting of the Audit Committee, the external auditor provides a report in order for the Audit Committee to review the services that the external auditor is providing, as well as the status and cost of those services.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

Page
Report of Independent Auditors	30
Balance Sheets as of December 31, 2003 and 2002	31
Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from May 1, 1994 (Inception) through December 31, 2003	32
Statement of Changes in Shareholders' Equity for the Period from May 1, 1994 (Inception) Through December 31, 2003	33
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from May 1, 1994 (Inception) through December 31, 2003	36
Notes to Financial Statements	37

2.    Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

3.    Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995 (1)
2.2	—	Certificate of Merger, dated April 20, 1995 (1)
3.1	—	Restated Certificate of Incorporation, as amended (2)
3.2	—	By-laws, as amended (2)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of July 26, 2001 (13)
4.1	—	Rights Agreement dated as of October 26, 1998 between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2	—	Revised form of Warrant Agreement by and between Vion Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.3	—	Form of Underwriter's Warrant (included as Exhibit A to Exhibit 4.2 above) (4)
10.1	—	License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1,16)
10.2	—	Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994 (1)
10.3	—	Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1, 1992 (1)

Exhibit No.		Description
10.4	—	License Agreement between Yale University and OncoRx Corporation dated as of November 15, 1995 (15)
10.5		Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6	—	Reserved
10.7	—	Reserved
10.8	—	License Agreement between Yale University and OncoRx, Inc. dated as of December 15, 1995 (15)
10.9	—	Reserved
10.10	—	Reserved
10.11	—	Reserved
10.12	—	Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13	—	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI, dated January 9, 2003 (15)
10.14	—	Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.15	—	Reserved
10.16	—	Reserved
10.17	—	Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (8)
10.18	—	Reserved
10.19	—	Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.20	—	Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.21	—	Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (6, 22)
10.22	—	Reserved
10.23	—	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of March 3, 2003 (16, 22)
10.24	—	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of September 25, 1998 (10)
10.25	—	Form of Severance Agreement between the Company and Terrence W. Doyle, Ivan King, Howard B. Johnson, Mario Sznol, Thomas Mizelle and Bijan Almassian (11)
10.26	—	Reserved
10.27	—	Senior Executive Stock Option Plan (11)

Exhibit No.		Description
10.28	—	Reserved
10.29	—	Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH (12, 22)
10.30	—	Reserved
10.31	—	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of January 31, 2000 (13, 22)
10.32	—	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001 (14)
10.33	—	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended (14)
10.34	—	Securities Purchase Agreement as of June 19, 2003 (17)
10.35	—	Registration Rights Agreement as of June 19, 2003 (17)
10.36	—	Form of Warrant (17)
10.37	—	Securities Purchase Agreement as of September 8, 2003 (18)
10.38	—	Registration Rights Agreement as of September 8, 2003 (18)
10.39	—	Form of Warrant (18)
10.40	—	Research Services Agreement between Vion Pharmaceuticals, Inc. and Eli Lilly and Company as of September 8, 2003 (19,22)
10.41	—	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003 (19, 22)
10.42	—	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated as of November 3, 2003 (19)
10.43	—	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003 (23)
10.44	—	Securities Purchase Agreement as of February 9, 2004 (20)
10.45	—	Registration Rights Agreement as of February 9, 2004 (20)
10.46	—	Form of Warrant (20)
10.47	—	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004 (21, 23)
21.1	—	Subsidiaries of the Registrant
23.1	—	Consent of Ernst & Young LLP, Independent Auditors
24.1	—	Power of Attorney (included on signature page)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.
(5)	Reserved
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(7)	Reserved
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2003.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2003.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2004.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on March 18, 2004.
(22)	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(23)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission.

(b)    Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1.	On October 22, 2003, under Item 5 and Item 7 to announce the Company had entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") whereby Pason obtained the exclusive rights to develop, manufacture and market Triapine® anticancer and antiviral uses in the mainland of the People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory").

2.	On November 12, 2003, under Item 5 and Item 7 to announce the Company had received an initial payment of $0.5 million from Pason under the terms of the license agreement.

3.	On November 13, 2003, under Item 5 and Item 7 to announce the Company's results for the third quarter and nine-month period ended September 30, 2003.

4.	On December 5, 2003, under Item 5 and Item 7 to announce the Company had entered into a research collaboration and option agreement for certain novel anticancer compounds with a group of inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.

5.	On December 10, 2003, under Item 5 and Item 7 to announce the Company would present a corporate update at its Annual Meeting of Stockholders on December 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Haven, State of Connecticut on March 29, 2004.

VION PHARMACEUTICALS, INC.
By:	/s/ Alan Kessman
Alan Kessman Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alan Kessman and Howard B. Johnson, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform such and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ William R. Miller	Chairman of the Board

William R. Miller

/s/ Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)

Alan Kessman

/s/ Howard B. Johnson	President and Chief Financial Officer (Principal Financial and Accounting Officer

Howard B. Johnson

/s/ Karen Schmedlin	Controller and Secretary

Karen Schmedlin

/s/ Stephen K. Carter, M.D.	Director

Stephen K. Carter, M.D.

/s/ Frank T. Cary	Director

Frank T. Cary

/s/ Charles K. MacDonald	Director

Charles K. MacDonald

/s/ Alan C. Sartorelli, Ph.D.	Director

Alan C. Sartorelli, Ph.D.

/s/ Walter B. Wriston	Director

Walter B. Wriston

Date: March 29, 2004