Form 10-K/A
period 2003-12-31
VION PHARMACEUTICALS INC
filed 2004-05-05
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Yale/Vion (formerly OncoRx, Inc.) License Agreement – August 1994

We are a party to a license agreement with Yale entered into in August 1994 and subsequently amended in five amendments, most recently in March 2003. Under this license as amended, Yale granted us a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this license and its amendments. The patents and patent applications under this license and its amendments cover Triapine®,  CLORETAZINE™ (VNP40101M), KS119 and β-L-Fd4C. The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale has retained the right to make, use and practice the inventions for non-commercial purposes and, with respect to two of the patents, Yale and its licensees have additional rights. This agreement as amended also provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the licensed inventions, Yale will give us a first option to negotiate a commercial license for the commercial opportunities. Yale is entitled to royalties on sales, if any, of resulting products, sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

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

We have five major research and development projects, which include two product candidates in clinical trials and three projects in preclinical development. The following table provides information on our ongoing clinical trials as of March 2004.

Product	Trial	Trial Commencement Date
Triapine®	Phase II trial in combination with gemcitabine in pancreatic cancer

Phase II trial in combination with gemcitabine in non-small-cell lung cancer

	Phase I trial in combination with Ara-C in advanced leukemia	May 2003 May 2003 March 2003
CLORETAZINETM (VNP40101M)	Phase II trial in acute myeloid leukemia and myelodysplastic syndromes Phase I trial in combination with Ara-C in advanced leukemia Phase I trial with weekly administration schedule in solid tumors	March 2004 July 2003 February 2003

In addition to the above-listed clinical trials for Triapine, the National Cancer Institute (NCI) is expected to sponsor additional Phase I and Phase II single agent and combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We are expected to provide product for the NCI trials.

In addition to the above-listed clinical trials for CLORETAZINE™ (VNP40101M), a Phase II trial in human glioma is planned to commence in 2004 under an investigator's Investigational New Drug Application. A Phase II trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C in acute myeloid leukemia is planned to commence in the second half of 2004.

We have three additional preclinical product development programs underway: (1) heterocyclic hydrazones; (2) KS119 and (3) TAPET®.

Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate, the disease treated and the nature of the study.

If we enter into Phase III or registrational clinical trials of a product and achieve successful completion of those trials, of which there can be no certainty, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed to enter into Phase III or registrational clinical trials, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the project. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results or regulatory approvals. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects

We budget and monitor our research and development costs by category. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies.

Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until and unless a product candidate becomes a profitable commercial product.

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

Recently Enacted Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities,"("FIN No. 46") as amended by FASB Staff Position No. FIN 46-6. FIN No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (a "VIE") established by means other than voting interests. Interpretation No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. As such, the statement, which was effective in 2003 for new interests and in 2004 for existing interests, will not have an impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Company does not currently have any financial instruments with characteristics of both liabilities and equity. As such, the statement will not have an impact on our financial statements.

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

Contractual Obligations

The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter
Employment agreement (1)	$412	$412	$—	$—	$—	$—
Employee retention payments (1)	285	—	—	—	—	—
Operating leases (1)	288	299	263	—	—	—
Research and development commitment (2)	200	50	—	—	—	—
Total contractual obligations	$1,185	$761	$263	$—	$—	$—

(1)	Refer to Note 9 to our financial statements for additional discussion.
(2)	Includes commitment to fund laboratory research. Refer to Note 10 to our financial statements for additional discussion.
(3)	Under our license agreements (refer to Note 3), we are obligated: (i) to make milestone payments totaling $2,675,000 upon achieving specified milestones and (ii) to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table.

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

Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

•	The National Cancer Institute and its network of clinical investigators for sponsoring and conducting Phase I and Phase II single agent and combination clinical trials of Triapine;

•	Yale University, or Yale, for collaborative research and for technologies that are licensed by them to us;

•	Beijing Pason Pharmaceuticals, Inc. for the development of Triapine in the People's Republic of China, Hong Kong, Macao and Taiwan;

•	Healthcare facilities in the United States and other countries to perform human clinical trials of our products;

•	Clinical research organizations in the United States and other countries to monitor and collect data related to human clinical trials; and

•	Contract manufacturers to produce our products for use in preclinical and clinical activities.

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

License Agreement with Yale University – August 1994.    The Company is a party to a license agreement with Yale entered into in August 1994 and subsequently amended in five amendments, most recently in March 2003. Under this amended license, Yale granted to the Company a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this amended license. The patents and patent applications under this license and its amendments cover Triapine®, CLORETAZINETM (VNP40101M), KS119, and β-L-Fd4C. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to several patents related to Triapine and Sulfonyl Hydrazine Prodrugs (including CLORETAZINETM (VNP40101M) and KS119), potential milestone payments totaling $850,000 based on the completion of Phase II clinical trials, regulatory filings and regulatory approvals. No milestone payments have been paid or are due under the license agreement, as amended, through December 31, 2003.

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

Under the licensing agreements, Yale is entitled to potential milestone payments totaling $1,050,000 based on the completion of Phase II clinical trials, regulatory filings and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues. There are no amounts due under these agreements as of December 31, 2003.

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

Research Collaboration and Option Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.    In November 2003, the Company entered into a research collaboration and option agreement for certain novel anticancer compounds, heterocyclic compounds, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. During the 17-month agreement term, the Company will investigate several heterocyclic hydrazones in preclinical research studies in order to identify a lead product candidate. During this period, the Company will also have the right to enter into an exclusive worldwide license agreement for the compounds. In December 2003, the Company recorded as research and development expense an initial payment of $25,000 to enter into the option agreement, and an additional payment of $75,000 will be required if the Company exercises the option to enter into the exclusive worldwide license. The license agreement calls for potential milestone payments totaling $775,000 based on regulatory filings, commencement of a Phase III clinical trial or pivotal registration study, and regulatory approvals, as well as royalties based on product revenues.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

Page
Report of Independent Auditors	32
Balance Sheets as of December 31, 2003 and 2002	33
Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from May 1, 1994 (Inception) through December 31, 2003	34
Statement of Changes in Shareholders' Equity for the Period from May 1, 1994 (Inception) Through December 31, 2003	35
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 and for the Period from May 1, 1994 (Inception) through December 31, 2003	38
Notes to Financial Statements	39

2.    Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

3.    Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995 (1)
2.2	—	Certificate of Merger, dated April 20, 1995 (1)
3.1	—	Restated Certificate of Incorporation, as amended (2)
3.2	—	By-laws, as amended (2)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of July 26, 2001 (13)
4.1	—	Rights Agreement dated as of October 26, 1998 between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2	—	Revised form of Warrant Agreement by and between Vion Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.3	—	Form of Underwriter's Warrant (included as Exhibit A to Exhibit 4.2 above) (4)
10.1	—	License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1,16)
10.2	—	Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994 (1)
10.3	—	Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1, 1992 (1)

Exhibit No.		Description
10.4	—	License Agreement between Yale University and OncoRx Corporation dated as of November 15, 1995 (15)
10.5		Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6	—	Reserved
10.7	—	Reserved
10.8	—	License Agreement between Yale University and OncoRx, Inc. dated as of December 15, 1995 (15)
10.9	—	Reserved
10.10	—	Reserved
10.11	—	Reserved
10.12	—	Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13	—	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI, dated January 9, 2003 (15)
10.14	—	Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.15	—	Reserved
10.16	—	Reserved
10.17	—	Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (8)
10.18	—	Reserved
10.19	—	Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.20	—	Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.21	—	Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (6, 23)
10.22	—	Reserved
10.23	—	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of March 3, 2003 (16, 23)
10.24	—	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of September 25, 1998 (10)
10.25	—	Form of Severance Agreement between the Company and Terrence W. Doyle, Ivan King, Howard B. Johnson, Mario Sznol, Thomas Mizelle and Bijan Almassian (11)
10.26	—	Reserved
10.27	—	Senior Executive Stock Option Plan (11)

Exhibit No.		Description
10.28	—	Reserved
10.29	—	Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH (12, 23)
10.30	—	Reserved
10.31	—	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of January 31, 2000 (13, 23)
10.32	—	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001 (14)
10.33	—	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended (14)
10.34	—	Securities Purchase Agreement as of June 19, 2003 (17)
10.35	—	Registration Rights Agreement as of June 19, 2003 (17)
10.36	—	Form of Warrant (17)
10.37	—	Securities Purchase Agreement as of September 8, 2003 (18)
10.38	—	Registration Rights Agreement as of September 8, 2003 (18)
10.39	—	Form of Warrant (18)
10.40	—	Research Services Agreement between Vion Pharmaceuticals, Inc. and Eli Lilly and Company as of September 8, 2003 (19,23)
10.41	—	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003 (19, 23)
10.42	—	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated as of November 3, 2003 (19)
10.43	—	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003 (22, 24)
10.44	—	Securities Purchase Agreement as of February 9, 2004 (20)
10.45	—	Registration Rights Agreement as of February 9, 2004 (20)
10.46	—	Form of Warrant (20)
10.47	—	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004 (21, 24)
21.1	—	Subsidiaries of the Registrant (22)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors
24.1	—	Power of Attorney (22)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.
(5)	Reserved
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(7)	Reserved
(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2003.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2003.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2004.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on March 18, 2004.
(22)	Filed on March 29, 2004 with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(23)	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(24)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission.

(b)    Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1.	On October 22, 2003, under Item 5 and Item 7 to announce the Company had entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") whereby Pason obtained the exclusive rights to develop, manufacture and market Triapine® anticancer and antiviral uses in the mainland of the People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory").

2.	On November 12, 2003, under Item 5 and Item 7 to announce the Company had received an initial payment of $0.5 million from Pason under the terms of the license agreement.

3.	On November 13, 2003, under Item 5 and Item 7 to announce the Company's results for the third quarter and nine-month period ended September 30, 2003.

4.	On December 5, 2003, under Item 5 and Item 7 to announce the Company had entered into a research collaboration and option agreement for certain novel anticancer compounds with a group of inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.

5.	On December 10, 2003, under Item 5 and Item 7 to announce the Company would present a corporate update at its Annual Meeting of Stockholders on December 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Haven, State of Connecticut on May 5, 2004.

VION PHARMACEUTICALS, INC.
By:	/s/ Alan Kessman
Alan Kessman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

*	Chairman of the Board

William R. Miller

/s/ Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)

Alan Kessman

/s/ Howard B. Johnson	President and Chief Financial Officer (Principal Financial and Accounting Officer

Howard B. Johnson

*	Director

Stephen K. Carter, M.D.

*	Director

Frank T. Cary

*	Director

Charles K. MacDonald

*	Director

Alan C. Sartorelli, Ph.D.

*	Director

Walter B. Wriston

Date: May 5, 2004

*By	/s/ Alan Kessman Alan Kessman Attorney-in-fact