Form 10-Q
period 2004-03-31
VION PHARMACEUTICALS INC
filed 2004-05-14
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

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

The number of shares outstanding of the registrant's common stock as of May 10, 2004 was 55,353,004.

                           VION PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.  Financial Statements                                              1
         Condensed Balance Sheets                                          1
         Condensed Statements of Operations                                2
         Condensed Statement of Changes in Shareholders' Equity            3
         Condensed Statements of Cash Flows                                4
         Notes to Condensed Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       16

Item 4.  Controls and Procedures                                          16

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        16

Item 6.  Exhibits and Reports on Form 8-K                                 16


         SIGNATURES                                                       18



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

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                                   (Unaudited)

                                                                                March 31,  December 31,
(In thousands, except share and per share data)                                    2004        2003
------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
   Cash and cash equivalents                                                    $  43,392    $   1,219
   Short-term investments                                                           7,850       14,500
                                                                                ---------    ---------
       Total cash, cash equivalents and short-term investments                     51,242       15,719
   Interest receivable                                                                  6           11
   Accounts receivable                                                                107           27
   Prepaid expenses                                                                   150          224
                                                                                ---------    ---------
     Total current assets                                                          51,505       15,981
   Property and equipment, net                                                        338          370
   Security deposits                                                                   25           25
                                                                                ---------    ---------
     Total assets                                                               $  51,868    $  16,376
                                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued payroll and payroll-related expenses                                 $     440    $     464
   Accounts payable and accrued expenses                                            3,701        3,595
   Deferred revenue                                                                    18           18
                                                                                ---------    ---------
     Total current liabilities                                                      4,159        4,077
   Deferred revenue                                                                   373          377
                                                                                ---------    ---------
      Total liabilities                                                             4,532        4,454
                                                                                ---------    ---------

Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and
     outstanding: none                                                                 --           --
   Common stock, $0.01 par value, authorized: 100,000,000 shares;
     issued and outstanding:  55,187,004 and 39,276,755 shares
     at March 31, 2004 and December 31, 2003, respectively                            552          393
   Additional paid-in-capital                                                     165,752      127,239
   Deficit accumulated during the development stage                              (118,968)    (115,710)
                                                                                ---------    ---------
                                                                                   47,336       11,922
                                                                                ---------    ---------
      Total liabilities and shareholders' equity                                $  51,868    $  16,376
                                                                                =========    =========


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                 For the
                                                                                               Period from
                                                       For the Three Months Ended              May 1, 1994
                                                               March 31,                     (Inception) through
(In thousands, except share and per share data)         2004                 2003              March 31, 2004
----------------------------------------------------------------------------------------------------------------
Revenues:
     Contract research grants                     $         63           $         66           $      2,464
     Research and laboratory support fees                   24                      3                  5,806
     Technology license fees                                 9                     --                  4,470
                                                  --------------------------------------------------------------
         Total revenues                                     96                     69                 12,740
                                                  --------------------------------------------------------------

Operating expenses:
     Clinical trials                                     1,805                    876                 28,944
     Other research and development                        957                    969                 63,529
                                                  --------------------------------------------------------------
         Total research and development                  2,762                  1,845                 92,473
     General and administrative                            617                    702                 25,357
                                                  --------------------------------------------------------------
         Total operating expenses                        3,379                  2,547                117,830
                                                  --------------------------------------------------------------

Loss from operations                                    (3,283)                (2,478)              (105,090)

     Interest income                                        91                     31                  4,964
     Interest expense                                       --                     --                   (210)
     Other expense                                         (32)                    --                    (77)
                                                  --------------------------------------------------------------

Loss before income taxes                                (3,224)                (2,447)              (100,413)

     Income tax provision (benefit)                         34                    (22)                  (189)
                                                  --------------------------------------------------------------

Net loss                                                (3,258)                (2,425)              (100,224)
Preferred stock dividends and accretion                     --                     --                (18,489)
                                                  --------------------------------------------------------------
Loss applicable to common shareholders            $     (3,258)          $     (2,425)          $   (118,713)
                                                  ==============================================================

Basic and diluted loss applicable to
     common shareholders per share                $      (0.07)          $      (0.08)
                                                  ===================================

Weighted-average number of shares of
     common stock outstanding                       47,309,143             28,926,990
                                                  ===================================



   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)



                                                                                 Accumulated
                                                 Common Stock      Additional      Other                        Total
                                            ---------------------    Paid-in    Comprehensive  Accumulated    Shareholders'
(In thousands, except share data)              Shares     Amount     Capital    Income (Loss)    Deficit         Equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 26,167,642    $ 262    $ 100,027      $  120      $  (77,752)     $  22,657
Public offering - August 2001                 2,500,000       25       11,386                                     11,411
Exercise of stock options                       191,527        2          777                                        779
Exercise of warrants                              4,015       --           14                                         14
Compensation associated with stock option
   grants                                                                 111                                        111
Issuances under employee benefit plans           10,189       --           62                                         62
Change in net unrealized gains and losses                                            (126)                          (126)
Net loss                                                                                          (13,810)       (13,810)
                                                                                                           ----------------
Comprehensive loss                                                                                               (13,936)
                                            -------------------------------------------------------------------------------
Balance at December 31, 2001                 28,873,373    $ 289    $ 112,377      $   (6)     $  (91,562)     $  21,098
Exercise of stock options                        10,395       --           32                                         32
Issuances under employee benefit plans           25,104       --           38                                         38
Change in net unrealized gains and losses                                               6                              6
Net loss                                                                                          (12,310)       (12,310)
                                                                                                           ----------------
Comprehensive loss                                                                                               (12,304)
                                            -------------------------------------------------------------------------------
Balance at December 31, 2002                 28,908,872    $ 289    $ 112,447      $   --      $ (103,872)     $   8,864
Private placement - June 2003                 3,846,150       38        4,436                                      4,474
Private placement - September 2003            6,475,000       65       10,340                                     10,405
Exercise of stock options                         5,552        -            3                                          3
Issuances under employee benefit plans           41,181        1           13                                         14
Net loss                                                                                          (11,838)       (11,838)
                                            -------------------------------------------------------------------------------
Balance at December 31, 2003                 39,276,755    $ 393    $ 127,239      $   --      $ (115,710)     $  11,922
Private placement - February 2004            13,553,845      136       32,823                                     32,959
Exercise of stock options                        19,250        -           70                                         70
Exercise of warrants                          2,337,154       23        5,620                                      5,643
Net loss                                                                                           (3,258)        (3,258)
                                            -------------------------------------------------------------------------------
Balance at March 31, 2004                    55,187,004    $ 552    $ 165,752      $   --      $ (118,968)     $  47,336
                                            ===============================================================================



   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                             For The Period From
                                                                   For the Three Months         May 1, 1994
                                                                       Ended March 31,       (Inception) through
(In thousands)                                                     2004            2003         March 31, 2004
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                       $ (3,258)       $ (2,425)      $(100,224)
   Adjustments to reconcile net loss to net cash used
    in operating activities-
     Depreciation and amortization                                      46              53           2,661
     Loss on equipment disposals                                        --               9              12
     (Decrease) increase in deferred revenue                            (4)                            391
     Purchased research and development                                 --              --           4,481
     Non-cash compensation                                              --              --           1,068
     Stock issued for services                                          --              --             600
     Amortization of financing costs                                    --              --             346
     Extension/reissuance of placement agent warrants                   --              --             168
     Changes in operating assets and liabilities-
        Receivables and prepaid expenses                                (1)            144            (262)
        Other assets                                                    --              --             (22)
        Current liabilities                                             82             248           4,106
                                                         ---------------------------------------------------------
Net cash used in operating activities                               (3,135)         (1,971)        (86,675)
                                                         ---------------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                              (61,901)             --        (321,052)
   Maturities of marketable securities                              68,551              --         313,202
   Acquisition of equipment                                            (14)            (22)         (2,067)
                                                         ---------------------------------------------------------
Net cash (used in) provided by investing activities                  6,636             (22)         (9,917)
                                                         ---------------------------------------------------------

Cash flows from financing activities:
   Initial public offering                                              --              --           9,696
   Net proceeds from issuances of common stock                      33,029               8          81,814
   Net proceeds from issuance of preferred stock                        --              --          20,716
   Net proceeds from exercise of Class A Warrants                       --              --           5,675
   Net proceeds from exercise of Class B Warrants                       --              --          17,538
   Net proceeds from exercise of other warrants                      5,643              --           5,758
   Repayment of equipment capital leases                                --              --            (927)
   Other financing activities, net                                      --              --            (286)
                                                         ---------------------------------------------------------
Net cash provided by financing activities                           38,672               8         139,984
                                                         ---------------------------------------------------------

Change in cash and cash equivalents                                 42,173          (1,985)         43,392
Cash and cash equivalents, beginning of period                       1,219          10,131              --
                                                         ---------------------------------------------------------
Cash and cash equivalents, end of period                          $ 43,392        $  8,146        $ 43,392
                                                         =========================================================

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $     --        $     --        $    210
                                                         =========================================================
   Cash paid for taxes                                            $     --        $     --        $     17
                                                         =========================================================


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                     Notes to Condensed Financial Statements
                                   (Unaudited)


1.       The Company


         Vion Pharmaceuticals, Inc. (the "Company") is a development stage company engaged in the development of therapeutics and technologies for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.


2.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2003 (File No. 000-26534).

3.       Private Placement of Common Stock

         In February 2004, the Company completed a private placement of 13,553,845 shares of its common stock at $2.60 per share and warrants to purchase 3,388,463 shares of common stock at $3.25 per share. A warrant to purchase an additional 300,000 shares of common stock at $3.25 per share was issued to the placement agent. All of these warrants expire on February 11, 2009. The net proceeds, net of cash offering costs, were $32.9 million.

         On March 29, 2004, the Company filed a registration statement on Form S-3 related to the private placement, covering the resale of all shares of common stock and common stock issuable upon exercise of the warrants. If the registration statement is not declared effective by the SEC on or before June 20, 2004, or if after the registration statement has been declared effective by the SEC, sales of the shares of common stock covered by the registration statement cannot be made pursuant to the registration statement for any reason, then at the time of the event, the Company would be required to make payments equal to 2% of the aggregate purchase price paid by the investors. The Company would be required to make additional payments of 2% of the aggregate purchase price for each additional month thereafter until it has complied with its obligations under the registration rights agreement. After a period of twelve months following the effective date of the registration statement related to the private placement, if the volume weighted-average price of the common stock is at or above $4.875 per share for 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 10 trading days of such period.

4.       Warrant Exercises

         For the three months ended March 31, 2004, the Company issued 2,337,154 shares of its common stock upon exercises of warrants issued in connection with two private placements in 2003, resulting in proceeds of $5.6 million.

5.       Per Share Data - Anti-dilution

         As of March 31, 2004, the Company had outstanding warrants to purchase 10,057,384 shares of its common stock between $2.20 and $6.00 per share, and outstanding stock options to purchase 4,478,369 shares of its common stock between $0.36 and $17.88 per share. These warrants and options were excluded from the computation of diluted loss per share because such warrants and options were anti-dilutive in the respective periods presented.

6.       Income Taxes

         For the three-month period ended March 31, 2004, the Company recorded a provision of $34,000 related to minimum state capital taxes. For the three-month period ended March 31, 2003, the Company recognized a state tax benefit of $22,000 for the sale of certain research and development tax credits to the State of Connecticut.

7.       Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. For the three-month periods ended March 31, 2004 and 2003, no stock-based compensation cost is reflected in the Company's reported net loss.

The following tables illustrate the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS 123, as amended by SFAS 148, for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS 123.

                                                                For the Three Months Ended March 31,
                                                             -----------------------------------------
                                                                      2004                   2003
                                                             --------------------- -------------------
          Risk-free interest rate                                         3.14%                 3.16%
          Expected volatility                                              134%                  170%
          Expected life (in years)                                        5.89                  5.91
          Expected dividend yield                                            0%                    0%


                                                                               From Inception
                                                         For the Three Months   (May 1, 1994)
                                                            Ended March 31,       through
                                                           2004        2003    March 31, 2004
                                                       ----------------------- --------------
Net loss as reported                                   $  (3,258)   $  (2,425)   $(100,224)
Add:  Stock-based employee
         compensation expense
         included in reported net loss                        --           --          768
Deduct:  Total stock-based employee
         compensation expense
         determined under the fair value
         based method for all awards                        (538)        (845)     (19,652)
                                                       -----------------------------------
Pro forma net loss                                        (3,796)      (3,270)    (119,108)
Pro forma preferred stock dividend
         and accretion                                        --           --      (18,489)
                                                       -----------------------------------
Pro forma loss applicable to common
         shareholders                                  $  (3,796)   $  (3,270)   $(137,597)
                                                       ===================================
Pro forma basic and diluted loss applicable
       to common shareholders per share                $   (0.08)   $   (0.11)
                                                       =======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and the inability to continue operations as a result, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the U.S. Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the year ended December 31, 2003. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

         We are a development stage company engaged in the development of therapeutics and technologies for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues primarily consist of contract research grants, technology license fees, and research and laboratory support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

         Our plan of operations for the next 12 months includes the following elements:


o Conduct Phase I clinical studies of an intravenous formulation of Triapine(R) in combination with standard chemotherapy treatments;


o    Conduct Phase I clinical studies of an oral formulation of Triapine;

o Conduct Phase II clinical studies of an intravenous formulation of Triapine in combination with standard chemotherapy treatments;


o Provide product for Phase I and Phase II clinical studies to be sponsored by the NCI of an intravenous formulation of Triapine as a single agent and in combination with standard chemotherapy treatments;


o Conduct Phase I clinical studies of CLORETAZINE(TM) (VNP40101M) as a single agent and in combination with standard chemotherapy treatments;

o Conduct Phase II clinical studies of CLORETAZINE(TM) (VNP40101M) as a single agent and in combination with standard chemotherapy treatments;

o Provide product for a Phase II study of CLORETAZINE(TM)(VNP40101M) to be conducted under an investigator's IND;

o Conduct additional clinical trials of Triapine(R) and/or CLORETAZINE(TM) (VNP40101M), depending on the results of the clinical trials already underway;

o Continue to evaluate one second generation TAPET(R) vector in veterinary clinical trials;


o Continue to conduct internal product development studies with respect to our clinical products and other product candidates that we may identify, including heterocyclic hydrazones and KS119;

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

------------------------------- -------------------------------------------------- ---------------------------------
Product                         Trial                                                  Trial Commencement Date
------------------------------- -------------------------------------------------- ---------------------------------
Triapine(R)                     Phase II trial in combination with gemcitabine         May 2003
                                in pancreatic cancer

                                Phase II trial in combination with gemcitabine
                                in non-small-cell lung cancer                          May 2003

                                Phase I trial in combination with Ara-C in
                                advanced leukemia                                      March 2003
------------------------------- -------------------------------------------------- ---------------------------------
CLORETAZINE(TM)                 Phase II trial in acute myeloid leukemia and           March 2004
(VNP40101M)                     myelodysplastic syndromes

                                Phase I trial in combination with Ara-C in
                                advanced leukemia                                      July 2003

                                Phase I trial with weekly administration
                                schedule in solid tumors                               February 2003
------------------------------- -------------------------------------------------- ---------------------------------

         In addition to the above-listed clinical trials for Triapine, the National Cancer Institute (NCI) is expected to sponsor additional Phase I and Phase II single agent and combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We are expected to provide product for the NCI trials.

         In addition to the above-listed clinical trials for CLORETAZINE(TM) (VNP40101M), a Phase II trial in human glioma is planned for 2004 under an investigator's Investigational New Drug Application. A Phase II trial of CLORETAZINE(TM) (VNP40101M) in combination with Ara-C in acute myeloid leukemia is planned to commence in the second half of 2004.

         We have three additional preclinical product development programs underway: (1) heterocyclic hydrazones; (2) KS119 and (3) TAPET(R).

         Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate, the disease treated and the nature of the study.


         If we enter into Phase III or registrational clinical trials of a product and achieve successful completion of those trials, of which there can be no certainty, we intend to submit the results to the FDA to support regulatory approval of the product. However, we cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed to enter into Phase III or registrational clinical trials, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating the disease or have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the project. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results or regulatory approvals. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.


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

AVAILABLE INFORMATION

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:

o our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

o our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors and our code of ethics applying to our chief executive officer and senior financial officials; and

o    the charter of the Audit Committee of our Board of Directors.

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

               o Nonrefundable upfront license fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured;

               o Nonrefundable upfront license fees including guaranteed, time-based payments that require continuing involvement in the form of development or other efforts by us are recognized as revenue ratably over the performance period; and

               o Milestone payments are recognized as revenue when milestones, as defined in the agreement, are achieved.

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

STOCK-BASED COMPENSATION

         We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, and provide required disclosures under the fair value recognition provisions of Financial Accounting Standards No. 123, Accounting for Stock -Based Compensation, as amended by Financial Accounting Standards No. 148.

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

RECENTLY ENACTED PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, ("FIN No. 46") as amended by FASB Staff Position No. FIN 46-6. FIN No. 46 provides guidance for identifying a controlling interest in a Variable Interest Entity (a "VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. As such, the statement, which was effective in 2003 for new interests and in 2004 for existing interests, will not have an impact on our financial statements.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Company does not currently have any financial instruments with characteristics of both liabilities and equity. As such, the statement did not have an impact on our financial statements.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

         REVENUES. Revenues were $96,000 for the three-month period ended March 31, 2004, as compared to $69,000 for the same period in 2003. The increase was due primarily to higher revenues from research and laboratory support fees.


         RESEARCH AND DEVELOPMENT. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $2.8 million for the three-month period ended March 31, 2004, compared to $1.8 million for the same 2003 period. Clinical trials expenses increased to $1.8 million for the first quarter of 2004 from $876,000 for the comparable 2003 period. The increase was due primarily to higher patient enrollment which resulted in higher expenses for Triapine(R) trials of $387,000 and CLORETAZINE(TM) (VNP40101M)) trials of $156,000, as well as additional drug production expense of $278,000.


         GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased to $617,000 for the three-month period ended March 31, 2004 from $702,000 for the comparable 2003 period. The decrease was primarily due to lower legal and patent fees.

         INTEREST INCOME. Interest income increased to $91,000 for the three-month period ended March 31, 2004, from $31,000 for the same period in 2003. The increase was primarily due to higher levels of invested funds in 2004, partially offset by lower interest rates.

         OTHER EXPENSE. Other expense related to foreign currency transaction losses was $32,000 for the three-month period ended March 31, 2004, compared to $0 for the same 2003 period. The foreign currency transaction losses were related to a contract with a vendor outside the U.S. that is denominated in a foreign currency.

         INCOME TAX PROVISION (BENEFIT). An income tax provision of $34,000 was recorded for the three-month period ended March 31, 2004, for minimum state capital taxes. For the three months ended March 31, 2003, an income tax benefit of $22,000 was recognized related to the sale of certain research and development tax credits to the State of Connecticut.

         NET LOSS. The net loss was $3.3 million, or $0.07 per share, for the three-month period ended March 31, 2004, compared to a net loss of $2.4 million, or $0.08 per share, for the same period in 2003. Weighted-average common shares outstanding for the three-month periods ended March 31, 2004 and 2003 were 47.3 million and 28.9 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had cash, cash equivalents and short-term investments of $51.2 million compared to $15.7 million at December 31, 2003. The increase in 2004 was due primarily to net proceeds of $32.9 million from a private placement of securities in February 2004 and proceeds of $5.6 million from exercises of warrants, described below, offset by cash used of $3.1 million to fund operating activities.

         In February 2004, we completed a private placement of 13,553,845 shares of our Common Stock at $2.60 per share. The investors also received warrants to purchase 3,388,463 shares of Common Stock at $3.25 per share and the placement agent received a warrant to purchase an additional 300,000 shares of Common Stock at $3.25 per share. All of these warrants expire on February 11, 2009. Net proceeds from the private placement totaling $32.9 million will be used to fund clinical and preclinical product development activities, working capital and general corporate purposes.

         On August 1, 2003, we reinstated payment of the full salaries of our senior management, a portion of which had been deferred in connection with our May 2002 plan to conserve cash resources. The salary deferrals are being paid in equal installments over the twelve-month period beginning August 1, 2003. As of March 31, 2004, the salary deferral amounted to $136,000 and was included in accrued payroll and payroll-related expenses in the accompanying balance sheet.

         Capital expenditures for the three months ended March 31, 2004 were approximately $14,000. Capital expenditures for 2004 are not expected to exceed $300,000.

         We estimate that our existing cash, cash equivalents and short-term investments totaling $51.2 million at March 31, 2004 will be sufficient to fund our planned operations into 2006. We currently estimate that we need cash of approximately $12.3 million, net of cash inflows from research grants, technology license fees and interest, to fund our operations for the next twelve months. However, we are currently evaluating our overall strategic plan and may, therefore, spend more than our current forecast of $12.3 million. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2006 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

CONTRACTUAL OBLIGATIONS

      The following table summarizes our significant contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
                                From April 1 to                                                        2009 &
                               December 31, 2004       2005         2006       2007       2008       Thereafter
------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
Employment agreement (1)                    $ 309         $ 412       $ --        $ --       $ --           $ --
------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
Employee retention
    payments (1)                              285            --         --          --         --             --
------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
Operating leases (1)                          216           299        263          --         --             --
------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
Research and development
    commitment (2)                            150            50         --          --         --             --
------------------------------ ------------------- ------------- ---------- ----------- ---------- --------------
Total contractual obligations                $960          $761       $263        $ --       $ --           $ --
------------------------------ =================== ============= ========== =========== ========== ==============


(1) Includes commitments to our Chief Executive Officer under an employment agreement, to our employees and officers (excluding our CEO) for retention payments, and for non-cancelable operating leases. Refer to Note 9 to our financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2003 for additional discussion.

(2) Reflects commitment to fund laboratory research. Refer to Note 10 to our financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2003 for additional discussion.

(3) Under our license agreements, we are obligated to make milestone payments totaling $2,675,000 upon achieving specified milestones and to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table. Refer to Note 3 to our financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2003 for additional discussion

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding our exposure to certain market risks, see
Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in our Annual Report on Form 10-K/A for the year ended December 31, 2003. There have been no significant changes in our market risk exposure since then.

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


                                     PART II

                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 2004, we issued 13,553,845 shares of our Common Stock at $2.60 per share in a private placement to a group of institutional investors in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The investors also received warrants to purchase 3,388,463 shares of Common Stock and the placement agent received a warrant to purchase 300,000 shares of Common Stock at $3.25 per share. All of these warrants expire on February 11, 2009. The aggregate offering price in this offering was $35.2 million. We have subsequently registered the resale of these shares by the investors and placement agent pursuant to a registration statement on Form S-3, which has not yet been declared effective by the SEC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               31.1 Certification of the Chief Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification of the Chief Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of the Chief Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of the Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

               1. On January 15, 2004, under Item 5 and Item 7 to announce that Mr. Howard B. Johnson was appointed President, in addition to his responsibilities as Chief Financial Officer.

               2. On January 20, 2004, under Item 5 and Item 7 to announce that clinical trials of its anticancer agent Triapine(R) had been initiated under the its collaboration with the Cancer Therapy Evaluation program of the National Cancer Institute.

               3. On February 6, 2004, under Item 5 and Item 7 to announce an update on Phase II single agent clinical trials of its anticancer product Triapine in head and neck cancer and in prostate cancer.

               4. On February 11, 2004 under Item 5 and Item 7 to announce the Company entered into a Securities Purchase Agreement with certain purchasers relating to a private placement of shares of Common Stock and Warrants, and a Registration Rights Agreement relating thereto.

               5. On March 5, 2004, under Item 5 and Item 7 to announce an update on its development of second-generation TAPET(R)vectors.


               6. On March 8, 2004, under Item 5 and Item 7 to announce it had received fast track designation from the U.S. Food and Drug Administration for CLORETAZINE(TM)(VNP40101M) in relapsed or refractory acute myeloid leukemia.


               7. On March 11, 2004, under Item 12 to announce its financial results for the three and twelve months ended in December 31, 2003.

               8. On March 15, 2004 under Item 5 and Item 7 to announce it had entered into a worldwide non-exclusive license agreement for its Melasyn(R) technology with Johnson & Johnson Consumer Companies, Inc.


               9. On March 29, 2004, under Item 5 and Item 7 to announce that it had initiated a Phase II clinical trial of its anticancer product CLORETAZINE(TM) (VNP40101M) as a single agent in patients with acute myeloid leukemia or myelodysplastic syndromes.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on May 14, 2004.


                           VION PHARMACEUTICALS, INC.

                            By: /s/ Howard B. Johnson
                                --------------------------------
                                Howard B. Johnson
                                President and Chief Financial Officer