Form 10-K/A
period 2003-12-31
VION PHARMACEUTICALS INC
filed 2004-05-25
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

3.    Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995 (1)
2.2	—	Certificate of Merger, dated April 20, 1995 (1)
3.1	—	Restated Certificate of Incorporation, as amended (2)
3.2	—	By-laws, as amended (2)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of July 26, 2001 (13)
4.1	—	Rights Agreement dated as of October 26, 1998 between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2	—	Revised form of Warrant Agreement by and between Vion Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.3	—	Form of Underwriter's Warrant (included as Exhibit A to Exhibit 4.2 above) (4)
10.1	—	License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1,16)
10.2	—	Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994 (1)
10.3	—	Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1, 1992 (1)

Exhibit No.		Description
10.4	—	License Agreement between Yale University and OncoRx Corporation dated as of November 15, 1995 (15)
10.5		Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6	—	Reserved
10.7	—	Reserved
10.8	—	License Agreement between Yale University and OncoRx, Inc. dated as of December 15, 1995 (15)
10.9	—	Reserved
10.10	—	Reserved
10.11	—	Reserved
10.12	—	Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13	—	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI, dated January 9, 2003 (15)
10.14	—	Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.15	—	Reserved
10.16	—	Reserved
10.17	—	Sale and Leaseback Agreement and Master Equipment Lease Agreement between FINOVA Technology Finance, Inc. and Vion Pharmaceuticals, Inc. dated as of October 17, 1996 (8)
10.18	—	Reserved
10.19	—	Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.20	—	Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.21	—	Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (6, 23)
10.22	—	Reserved
10.23	—	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of March 3, 2003 (16, 23)
10.24	—	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of September 25, 1998 (10)
10.25	—	Form of Severance Agreement between the Company and Terrence W. Doyle, Ivan King, Howard B. Johnson, Mario Sznol, Thomas Mizelle and Bijan Almassian (11)
10.26	—	Reserved
10.27	—	Senior Executive Stock Option Plan (11)

Exhibit No.		Description
10.28	—	Reserved
10.29	—	Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH (12, 23)
10.30	—	Reserved
10.31	—	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of January 31, 2000 (13, 23)
10.32	—	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001 (14)
10.33	—	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended (14)
10.34	—	Securities Purchase Agreement as of June 19, 2003 (17)
10.35	—	Registration Rights Agreement as of June 19, 2003 (17)
10.36	—	Form of Warrant (17)
10.37	—	Securities Purchase Agreement as of September 8, 2003 (18)
10.38	—	Registration Rights Agreement as of September 8, 2003 (18)
10.39	—	Form of Warrant (18)
10.40	—	Research Services Agreement between Vion Pharmaceuticals, Inc. and Eli Lilly and Company as of September 8, 2003 (19,23)
10.41	—	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003 (19, 23)
10.42	—	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated as of November 3, 2003 (19)
10.43	—	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003 (24)
10.44	—	Securities Purchase Agreement as of February 9, 2004 (20)
10.45	—	Registration Rights Agreement as of February 9, 2004 (20)
10.46	—	Form of Warrant (20)
10.47	—	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004 (21, 24)
21.1	—	Subsidiaries of the Registrant (22)
23.1	—	Consent of Ernst & Young LLP, Independent Auditors
24.1	—	Power of Attorney (22)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.

(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.

(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.

(5)	Reserved

(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(7)	Reserved

(8)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.

(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.

(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2003.

(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2003.

(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2004.

(21)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on March 18, 2004.

(22)	Filed on March 29, 2004 with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(23)	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

(24)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

(b)    Reports on Form 8-K

The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 2003:

1.	On October 22, 2003, under Item 5 and Item 7 to announce the Company had entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") whereby Pason obtained the exclusive rights to develop, manufacture and market Triapine® anticancer and antiviral uses in the mainland of the People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory").

2.	On November 12, 2003, under Item 5 and Item 7 to announce the Company had received an initial payment of $0.5 million from Pason under the terms of the license agreement.

3.	On November 13, 2003, under Item 5 and Item 7 to announce the Company's results for the third quarter and nine-month period ended September 30, 2003.

4.	On December 5, 2003, under Item 5 and Item 7 to announce the Company had entered into a research collaboration and option agreement for certain novel anticancer compounds with a group of inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.

5.	On December 10, 2003, under Item 5 and Item 7 to announce the Company would present a corporate update at its Annual Meeting of Stockholders on December 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New Haven, State of Connecticut on May 25, 2004.

VION PHARMACEUTICALS, INC.
By:	/s/ Alan Kessman
Alan Kessman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

*	Chairman of the Board

William R. Miller

/s/ Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)

Alan Kessman

/s/ Howard B. Johnson	President and Chief Financial Officer (Principal Financial and Accounting Officer

Howard B. Johnson

*	Director

Stephen K. Carter, M.D.

*	Director

Frank T. Cary

*	Director

Charles K. MacDonald

*	Director

Alan C. Sartorelli, Ph.D.

*	Director

Walter B. Wriston

Date: May 25, 2004

*By	/s/ Alan Kessman Alan Kessman Attorney-in-fact