Form 10-Q
period 2004-06-30
VION PHARMACEUTICALS INC
filed 2004-08-11
CIK 944522

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant's common stock as of August 6, 2004 was 55,391,887.

                           VION PHARMACEUTICALS, INC.
                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.    Financial Statements                                             1
                Condensed Balance Sheets                                    1
                Condensed Statements of Operations                          2
                Condensed Statement of Changes in Shareholders' Equity      3
                Condensed Statements of Cash Flows                          4
                Notes to Condensed Financial Statements                     5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.    Controls and Procedures                                         18


                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 6.    Exhibits and Reports on Form 8-K                                19

SIGNATURES



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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                            Condensed Balance Sheets
                                   (Unaudited)

                                                                              June 30,       December 31,
(In thousands, except share and per share data)                                 2004              2003
-----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                 $  48,126         $   1,219
   Short-term investments                                                           --            14,500
                                                                           --------------------------------
       Total cash, cash equivalents and short-term investments                  48,126            15,719
   Interest receivable                                                              --                11
   Accounts receivable                                                              18                27
   Prepaid expenses                                                                 81               224
                                                                           --------------------------------
     Total current assets                                                       48,225            15,981
   Property and equipment, net                                                     306               370
   Security deposits                                                                25                25
                                                                           --------------------------------
     Total assets                                                            $  48,556         $  16,376
                                                                           ================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accrued payroll and payroll-related expenses                              $     317         $     464
   Accounts payable and accrued expenses                                         3,712             3,595
   Deferred revenue                                                                 18                18
                                                                           --------------------------------
     Total current liabilities                                                   4,047             4,077
   Deferred revenue                                                                368               377
                                                                           --------------------------------
      Total liabilities                                                          4,415             4,454
                                                                           --------------------------------
Shareholders' Equity:
   Preferred stock, $0.01 par value, authorized: 5,000,000 shares;
     issued and outstanding: none                                                   --                --
   Common stock, $0.01 par value, authorized: 150,000,000 shares;
     issued and outstanding:  55,385,195 and 39,276,755 shares
     at June 30, 2004 and December 31, 2003, respectively                          554               393
   Additional paid-in-capital                                                  166,224           127,239
   Deficit accumulated during the development stage                           (122,637)         (115,710)
                                                                           --------------------------------
                                                                                44,141            11,922
                                                                           --------------------------------
      Total liabilities and shareholders' equity                             $  48,556         $  16,376
                                                                           ================================


   The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

                       Condensed Statements of Operations
                                   (Unaudited)

                                               For the Three Months Ended      For the Six Months Ended    May 1, 1994 (Inception)
                                                        June 30,                        June 30,                   through
(In thousands, except per share data)             2004            2003            2004            2003          June 30, 2004
                                               --------------------------      --------------------------  -----------------------
Revenues:
     Contract research grants                    $    37        $    72          $   100        $   138           $   2,501
     Research and laboratory support fees             80             24              104             27               5,886
     Technology license fees                           8              6               17              6               4,478
                                                 ----------------------          ----------------------           ---------
         Total revenues                              125            102              221            171              12,865
                                                 ----------------------          ----------------------           ---------

Operating expenses:
     Clinical trials                               2,029          1,721            3,834          2,597              30,973
     Other research and development                1,162            887            2,119          1,856              64,691
                                                 ----------------------          ----------------------           ---------
         Total research and development            3,191          2,608            5,953          4,453              95,664
     General and administrative                      726            654            1,343          1,356              26,083
                                                 ----------------------          ----------------------           ---------
         Total operating expenses                  3,917          3,262            7,296          5,809             121,747
                                                 ----------------------          ----------------------           ---------

Loss from operations                              (3,792)        (3,160)          (7,075)        (5,638)           (108,882)

     Interest income                                 115             24              206             55               5,079
     Interest expense                                 --             --               --             --                (210)
     Other income (expense)                            8             --              (24)            --                 (69)
                                                 ----------------------          ----------------------           ---------
Loss before income taxes                          (3,669)        (3,136)          (6,893)        (5,583)           (104,082)

     Income tax provision (benefit)                   --             --               34            (22)               (189)
                                                 ----------------------          ----------------------           ---------
Net loss                                          (3,669)        (3,136)          (6,927)        (5,561)           (103,893)
Preferred stock dividends and accretion               --             --               --             --             (18,489)
                                                 ----------------------          ----------------------           ---------
Loss applicable to common shareholders           $(3,669)       $(3,136)         $(6,927)       $(5,561)          $(122,382)
                                                 ======================          ======================           =========
Loss applicable to common shareholders
     per share                                   $ (0.07)       $ (0.11)         $ (0.13)       $ (0.19)
                                                 ======================          ======================
Weighted-average number of shares of
     common stock outstanding                     55,325         29,274           51,317         29,101
                                                 ======================          ======================

The accompanying notes are an integral part of these financial statements.

                           Vion Pharmaceuticals, Inc.
                          (A Development Stage Company)

             Condensed Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                     Accumulated
                                                 Common Stock        Additional         Other                           Total
                                             ---------------------     Paid-in      Comprehensive   Accumulated     Shareholders'
(In thousands, except share data)              Shares      Amount      Capital      Income (Loss)      Deficit         Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                 26,167,642     $ 262     $ 100,027         $ 120         $ (77,752)      $ 22,657
Public offering - August 2001                 2,500,000        25        11,386                                         11,411
Exercise of stock options                       191,527         2           777                                            779
Exercise of warrants                              4,015        --            14                                             14
Compensation associated with stock option
   grants                                                                   111                                            111
Issuances under employee benefit plans           10,189        --            62                                             62
Change in net unrealized gains and losses                                                (126)                            (126)
Net loss                                                                                                (13,810)       (13,810)
                                                                                                                    --------------
Comprehensive loss                                                                                                     (13,936)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 2001                 28,873,373     $ 289     $ 112,377         $  (6)        $ (91,562)      $ 21,098
Exercise of stock options                        10,395        --            32                                             32
Issuances under employee benefit plans           25,104        --            38                                             38
Change in net unrealized gains and losses                                                   6                                6
Net loss                                                                                                (12,310)       (12,310)
                                                                                                                    --------------
Comprehensive loss                                                                                                     (12,304)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 2002                 28,908,872     $ 289     $ 112,447         $  --         $(103,872)      $  8,864
Private placement - June 2003                 3,846,150        38         4,436                                          4,474
Private placement - September 2003            6,475,000        65        10,340                                         10,405
Exercise of stock options                         5,552        --             3                                              3
Issuances under employee benefit plans           41,181         1            13                                             14
Net loss                                                                                                (11,838)       (11,838)
                                                                                                                    --------------
Comprehensive loss                                                                                                     (11,838)
                                             -------------------------------------------------------------------------------------
Balance at December 31, 2003                 39,276,755     $ 393     $ 127,239         $  --         $(115,710)      $ 11,922
Private placement - February 2004            13,553,845       136        32,823                                         32,959
Exercise of stock options                        26,441        --            67                                             67
Exercise of warrants                          2,528,154        25         6,095                                          6,120
Net loss                                                                                                 (6,927)        (6,927)
                                                                                                                    --------------
Comprehensive loss                                                                                                      (6,927)
                                             -------------------------------------------------------------------------------------
Balance at June 30, 2004                     55,385,195     $ 554     $ 166,224         $  --         $(122,637)      $ 44,141
                                             =====================================================================================


   The accompanying notes are an integral part of these financial statements.

                                        Vion Pharmaceuticals, Inc.
                                       (A Development Stage Company)

                                    Condensed Statements of Cash Flows
                                                (Unaudited)

                                                                                     For The Period From
                                                              For the Six Months         May 1, 1994
                                                                Ended June 30,       (Inception) through
(In thousands)                                               2004           2003        June 30, 2004
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                $ (6,927)     $ (5,561)        $(103,893)
   Adjustments to reconcile net loss to net cash used
    in operating activities-
     Depreciation and amortization                               93           100             2,708
     Loss on equipment disposals                                 --             9                12
     (Decrease) increase in deferred revenue                     (9)                            386
     Purchased research and development                          --            --             4,481
     Non-cash compensation                                       --            --             1,068
     Stock issued for services                                   --            --               600
     Amortization of financing costs                             --            --               346
     Extension/reissuance of placement agent warrants            --            --               168
     Changes in operating assets and liabilities-
        Receivables and prepaid expenses                        163           236               (98)
        Other assets                                             --            --               (22)
        Current liabilities                                     (30)        1,134             3,994
                                                       -------------------------------------------------
Net cash used in operating activities                        (6,710)       (4,082)          (90,250)
                                                       -------------------------------------------------

Cash flows from investing activities:
   Purchases of marketable securities                       (61,901)           --          (321,052)
   Maturities of marketable securities                       76,401            --           321,052
   Acquisition of equipment                                     (29)          (54)           (2,082)
                                                       -------------------------------------------------
Net cash provided by (used in) investing activities          14,471           (54)           (2,082)
                                                       -------------------------------------------------

Cash flows from financing activities:
   Initial public offering                                       --            --             9,696
   Net proceeds from issuances of common stock               33,026         4,457            81,811
   Net proceeds from issuance of preferred stock                 --            --            20,716
   Net proceeds from exercise of Class A Warrants                --            --             5,675
   Net proceeds from exercise of Class B Warrants                --            --            17,538
   Net proceeds from exercise of other warrants               6,120            --             6,235
   Repayment of equipment capital leases                         --            --              (927)
   Other financing activities, net                               --            --              (286)
                                                       -------------------------------------------------
Net cash provided by financing activities                    39,146         4,457           140,458
                                                       -------------------------------------------------

Change in cash and cash equivalents                          46,907           321            48,126
Cash and cash equivalents, beginning of period                1,219        10,131                --
                                                       -------------------------------------------------
Cash and cash equivalents, end of period                   $ 48,126      $ 10,452         $  48,126
                                                       =================================================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                  $     --      $     --         $     210
                                                       =================================================
   Cash paid for taxes                                     $      3      $     --         $      20
                                                       =================================================


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

3.       Private Placement of Common Stock

         In February 2004, the Company completed a private placement of 13,553,845 shares of its common stock at $2.60 per share and warrants to purchase 3,388,463 shares of common stock at $3.25 per share. A warrant to purchase an additional 300,000 shares of common stock at $3.25 per share was issued to the placement agent. All of these warrants expire on February 11, 2009. Beginning May 27, 2005, if the volume weighted-average price of the Company's common stock is at or above $4.875 per share for 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 10 trading days of such period. The net proceeds, net of cash offering costs, were $32.9 million.

4.       Warrant Exercises

         For the six months ended June 30, 2004, the Company issued 2,528,154 shares of its common stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $6.1 million.

5.       Per Share Data - Anti-dilution

         As of June 30, 2004, the Company had outstanding warrants to purchase 9,866,384 shares of its common stock at exercise prices between $2.20 and $6.00 per share, and outstanding stock options to purchase 4,606,078 shares of its common stock at exercise prices between $0.36 and $17.88 per share. These warrants and options were excluded from the computation of diluted loss per share because such warrants and options were anti-dilutive in the respective periods presented.

6.       Income Taxes

         For the six months ended June 30, 2004, the Company recorded a provision of $34,000 for minimum state capital taxes. For the six months ended June 30, 2003, the Company recognized a state tax benefit of $22,000 for the sale of certain research and development tax credits to the State of Connecticut.

7.       Stock-Based Compensation

         The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. For the six-month periods ended June 30, 2004 and 2003, no stock-based compensation cost is reflected in the Company's reported net loss.

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

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
                                 2004          2003       2004         2003
                                --------------------     -------------------

   Risk-free interest rate       4.12%         3.16%     4.09%         3.16%
   Expected volatility             83%          170%       85%          170%
   Expected life (in years)        5.9          5.91       5.9          5.91
   Expected dividend yield          0%            0%        0%            0%

                                                                                                        From
                                                                                                      Inception
                                                      For the Three Months    For the Six Months    (May 1, 1994)
                                                         Ended June 30,          Ended June 30,         through
                                                        2004        2003        2004       2003      June 30, 2004
                                                  -----------------------------------------------------------------
Net loss as reported                                  $(3,669)    $(3,136)    $(6,927)   $(5,561)     $(103,893)
Add:  Stock-based employee
   compensation expense included in
   reported net loss                                       --          --          --         --            768
Deduct:  Stock-based employee compensation
   expense determined under the fair value
   based method for all awards                           (409)       (811)       (947)    (1,681)       (20,061)
                                                  -----------------------------------------------------------------
Pro forma net loss                                     (4,078)     (3,947)     (7,874)    (7,242)      (123,186)
Pro forma preferred stock dividend and accretion            --          --          --         --       (18,489)
                                                  -----------------------------------------------------------------
Pro forma loss applicable to common shareholders      $(4,078)    $(3,947)    $(7,874)   $(7,242)     $(141,675)
                                                  =================================================================
Pro  forma basic and diluted loss applicable to
   common shareholders per share                      $ (0.07)    $ (0.13)    $ (0.15)   $ (0.25)
                                                  ================================================


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

         We have five research and development projects, which include two product candidates in clinical trials (Triapine(R) and CLORETAZINE(TM) (VNP40101M)) and three product development programs in preclinical development (heterocyclic hydrazones, KS119 and TAPET(R)). The following table provides information on clinical trials sponsored by us which were open for patient enrollment as of June 30, 2004.

--------------------------------------------------------------------------------
                                                                   Trial
                                                                Commencement
Product                              Trial                          Date
-----------------  ------------------------------------------  -----------------

Triapine(R)        Phase II trial in combination with             May 2003
                   gemcitabine in pancreatic cancer

                   Phase II trial in combination with             May 2003
                   gemcitabine in non-small-cell lung
                   cancer

                   Phase I trial in combination with Ara-C
                   in advanced leukemia                          March 2003

-----------------  ------------------------------------------  -----------------

CLORETAZINE(TM)    Phase II trial in acute myeloid leukemia      March 2004
(VNP40101M)        and myelodysplastic syndromes

                   Phase I trial in combination with Ara-C        July 2003
                   in advanced leukemia

--------------------------------------------------------------------------------

         In addition to above-listed clinical trials for Triapine, the National Cancer Institute (NCI) is also sponsoring several Phase I and Phase II single agent or combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We are expected to provide product for the NCI trials.

         In addition to the above-listed clinical trials for CLORETAZINE(TM) (VNP40101M), a Phase II trial in primary brain tumors was initiated in May 2004 under an investigator's IND. We provide product for this trial and incur certain costs related to patient enrollment.

         Our plan of operations for the next 12 months includes the following elements:

o Conduct Phase I and Phase II clinical studies of an intravenous formulation of Triapine in combination with standard chemotherapy treatments;

o Provide product for Phase I and Phase II clinical studies to be sponsored by the NCI of an intravenous formulation of Triapine as a single agent and in combination with standard chemotherapy treatments;

o    Conduct Phase I clinical studies of an oral formulation of Triapine;

o Conduct Phase I clinical studies of CLORETAZINE(TM)(VNP40101M) in combination with standard chemotherapy treatments;

o Conduct Phase II and Phase III clinical studies of CLORETAZINE(TM) (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

o Provide product and make payments related to certain patient costs for a Phase II study of CLORETAZINE(TM) (VNP40101M) in primary brain tumors to be conducted under an investigator's IND;

o Conduct additional clinical trials of Triapine(R) and/or CLORETAZINE(TM) (VNP40101M), depending on the results of the clinical trials already underway;

o Continue to evaluate one second-generation TAPET(R)vector in veterinary clinical trials;

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

          o Nonrefundable upfront license fees including guaranteed, time-based payments that require continuing involvement in the form of development or other efforts by us are recognized as revenue ratably over the performance period; and

          o Milestone payments are recognized as revenue when milestones, as defined in the applicable agreement, are achieved.

         We record revenue from royalties, if any, based on licensees' sales of our products or technologies. Revenues are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected based on historical and forecasted trends.

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


INCOME TAXES

         We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded in

2002 and 2003 of certain research and development tax credits to the State of Connecticut and the provisions recorded in 2003 and 2004 for minimum state capital taxes, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of June 30, 2004. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to increase income in that period of determination would be made.


STOCK-BASED COMPENSATION

         We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25", and related Interpretations, and provide required disclosures under the fair value recognition provisions of Financial Accounting Standards No. 123, Accounting for Stock -Based Compensation, as amended by Financial Accounting Standards No. 148.


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


RECENTLY ENACTED PRONOUNCEMENTS

         There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On March 31, 2004, the FASB issued an Exposure Draft ("ED"), "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95." The ED addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for public companies for fiscal years beginning after December 15, 2004. We are currently evaluating our option valuation methodologies and assumptions in light of these evolving accounting standards related to employee stock options.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

         REVENUES. Revenues were $125,000 for the three months ended June 30, 2004, compared to $102,000 for the same period in 2003. The increase was due primarily to higher revenues from research and laboratory support fees, partially offset by lower revenues from contract research grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $3.2 million for the three months ended June 30, 2004, compared to $2.6 million for the same 2003 period. Clinical trials expenses increased to $2.0 million for the second quarter of 2004 from $1.7 million for the same 2003 period. The increase was due primarily to (1) higher drug production expense of $366,000 and (2) higher clinical trial expense of $215,000 for CLORETAZINE(TM) (VNP40101M) trials due to higher patient enrollment, partially offset by lower expense of $369,000 for Triapine(R) trials due primarily to start-up expenses for two Phase II trials in the second quarter of 2003. Other research and development expenses were $1.2 million for the second quarter of 2004 compared to $887,000 for the same 2003 period. The increase was due primarily to higher expenses for consulting, external research and testing, and the purchase of additional lab supplies. We expect total research and development expenses to increase over time mainly due to expanded clinical trials, including commencement of a Phase III clinical trial of CLORETAZINE(TM) (VNP40101M) before the end of the first quarter of 2005, and additional development of our preclinical products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $726,000 for the three months ended June 30, 2004 from $654,000 for the same 2003 period. The increase was primarily due to higher consulting fees as well as expenses associated with our June 2004 annual stockholder meeting, partially offset by lower legal fees.

         INTEREST INCOME. Interest income was $115,000 for the three months ended June 30, 2004, as compared to $24,000 for the same 2003 period. The increase was primarily due to higher levels of invested funds in 2004.

         NET LOSS. The net loss was $3.7 million, or $0.07 per share, for the three months ended June 30, 2004, compared to a net loss of $3.1 million, or $0.11 per share, for the same 2003 period. Weighted-average common shares outstanding for the three months ended June 30, 2004 and 2003 were 55.3 million and 29.3 million, respectively.


COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

         REVENUES. Revenues were $221,000 for the six months ended June 30, 2004, compared to $171,000 for the same period in 2003. The increase was due primarily to higher revenues from research and laboratory support fees partially offset by lower revenues from contract research grants.

         RESEARCH AND DEVELOPMENT EXPENSES. Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $6.0 million for the six months ended June 30, 2004, compared to $4.5 million for the same 2003 period. Clinical trials expenses increased to $3.8 million for the six months ended June 30, 2004 from $2.6 million for the same 2003 period. The increase was due primarily to higher drug production expense of $643,000 and higher patient enrollment which resulted in higher expense of $370,000 for CLORETAZINE(TM) (VNP40101M) trials. Other research and development expenses were $2.1 million for the six months ended June 30, 2004, compared to $1.9 million for the same 2003 period. The increase was due primarily to higher expenses for consulting and external research and testing, partially offset by a decrease in employee-related expenses due to fewer employees. We expect total research and development expenses to increase over time mainly due to expanded clinical trials, including commencement of a Phase III clinical trial of CLORETAZINE(TM) (VNP40101M) before the end of the first quarter of 2005, and additional development of our preclinical products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.3 million for the six months ended June 30, 2004, as compared to $1.4 million for the same 2003 period. The decrease was primarily due to lower legal and patent fees, partially offset by higher consulting fees as well as expenses associated with our June 2004 annual stockholder meeting.

         INTEREST INCOME. Interest income was $206,000 for the six months ended June 30, 2004, as compared to $55,000 for the same period in 2003. The increase was primarily due to higher levels of invested funds in 2004.

         INCOME TAXES. For the six months ended June 30, 2004, a current state income tax provision of $34,000 was recorded for minimum state capital taxes. For the six months ended June 30, 2003, an income tax benefit of $22,000 was recognized for the sale of certain research and development tax credits to the State of Connecticut.

         NET LOSS. The net loss was $6.9 million, or $0.13 per share, for the six months ended June 30, 2004, compared to a net loss of $5.6 million, or $0.19 per share, for the same period in 2003. Weighted-average common shares outstanding for the six months ended June 30, 2004 and 2003 were 51.3 million and 29.1 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had cash and cash equivalents of $48.1 million compared to cash, cash equivalents and short-term investments of $15.7 million at December 31, 2003. The increase in 2004 was due primarily to net proceeds of $32.9 million from a private placement of securities in February 2004 and proceeds of $6.1 million from exercises of warrants, described below, offset by cash used of $6.7 million to fund operating activities.


CASH USED IN OPERATING ACTIVITIES

         Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

         Receivables and prepaid expenses decreased $163,000 during the six months ended June 30, 2004 compared to a decrease of $236,000 for the same 2003 period. The decreases in 2004 and 2003 were primarily due to a reduction in prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

         Current liabilities decreased $30,000 during the six months ended June 30, 2004 compared to an increase of $1.1 million for the same 2003 period. The increase in 2003 was primarily due to an increase of $666,000 in our clinical trials liability as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses and an increase of $174,000 related to salary deferrals in connection with our May 2002 plan to conserve cash resources. On August 1, 2003, we reinstated payment of the full salaries of our senior management. The salary deferrals are being paid in equal installments over the twelve-month period beginning August 1, 2003. As of June 30, 2004, the salary deferral amounted to $34,000 and was included in accrued payroll and payroll-related expenses in the accompanying balance sheet.


CASH PROVIDED BY OR USED IN INVESTING ACTIVITIES

         Cash provided by or used in investing activities primarily relates to the purchases and maturities of investments and acquisitions of capital equipment. For the six months ended June 30, 2004, purchases of marketable securities totaled $61.9 million and maturities of marketable securities totaled $76.4 million. Capital expenditures were $29,000 for the six months ended June 30, 2004 and $54,000 for the same 2003 period. Capital expenditures for 2004 are not expected to exceed $500,000. The expected increase in capital spending over amounts spent in fiscal 2003 reflects the expected purchase of additional equipment and information systems.


CASH PROVIDED BY FINANCING ACTIVITIES

         Cash provided by financing activities is primarily related to capital raised, warrant exercise proceeds and activity under our employee stock plans. For the six months ended June 30, 2004, we received $39.1 million primarily due to net proceeds of $32.9 million from a private placement and proceeds of $6.1 million from exercises of warrants. For the six months ended June 30, 2003, we received $4.5 million primarily due to net proceeds of $4.4 million from a private placement.

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

         In September 2003, we completed a private placement of 6,475,000 shares of our Common Stock at $1.75 per share and warrants to purchase 6,475,000 shares of common stock at $2.50 per share. Net proceeds from this private placement totaled $10.4 million. The warrants expire September 19, 2008.

           In June 2003, we completed a private placement of 3,846,150 shares of our Common Stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. Net proceeds from this private placement totaled $4.4 million. The warrants expire June 25, 2008.

         For the six months ended June 30, 2004, we issued 2,528,154 shares of our Common Stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $6.1 million.


FUTURE CASH REQUIREMENTS

         We estimate that our existing cash and cash equivalents totaling $48.1 million at June 30, 2004 will be sufficient to fund our planned operations into 2006. We currently estimate that we need cash of approximately $23 million, net of cash inflows from research grants, technology license fees and interest on investments, to fund our operations for the next twelve months. This estimate includes costs associated with the planned initiation of a Phase III clinical trial of CLORETAZINE(TM) (VNP40101M) before the end of the first quarter of 2005. However, we are currently evaluating our operating plan and our spending may vary from our current forecast of $23 million. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2006 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.


OFF-BALANCE SHEET FINANCING

         We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

CONTRACTUAL OBLIGATIONS

         During the first six months of 2004, there were no significant changes in our reported payments due under contractual obligations at December 31, 2003. Under various agreements with contract research organizations, clinical sites and contract drug manufacturers, we expect to incur costs relating to the progress of clinical trials. These costs are expensed as incurred and are based upon patient enrollment, services rendered or other expenses as incurred. In the event of termination, certain agreements provide for cancellation fees to be paid by us and for reimbursement of noncancellable commitments that may have been entered into on our behalf.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk, including changes to interest rates associated with our cash equivalents and investments, and foreign currency exchange rates. The following describes the nature of these risks which we do not believe to be material to us.

         Our cash equivalents are generally highly liquid investments in U.S Government securities and money market funds. Investments in fixed rate interest earning instruments carry a degree of interest risk. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The cash equivalents as of June 30, 2004 had maturities of 30 days. The weighted-average interest rate on cash equivalents held at June 30, 2004 was approximately 1%.

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

         (b) Changes in internal control over financial reporting - There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company's internal control.


                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At Vion's Annual Meeting of Stockholders held on June 9, 2004, three proposals were voted upon by the Company's stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follows:

     1. To elect seven directors to hold office until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified. All seven nominees were elected:

                                          For        Authority Withheld
                                       Nominee         From Nominee
                                       -------         ------------
         William R. Miller            42,187,067            324,236
         Stephen K. Carter, M.D.      42,208,517            302,786
         Frank T. Cary                42,207,167            304,136
         Alan Kessman                 42,208,517            302,786
         Charles K. MacDonald         42,188,417            322,886
         Alan C. Sartorelli, Ph.D.    42,258,617            252,686

         Walter B. Wriston            42,207,167            304,136

     2. To approve an amendment to the Amended and Restated Certificate of Incorporation to increase the number of shares of authorized Common Stock from 100 million to 150 million. The amendment was approved:

                                                      Abstentions and
                      For            Against         Broker Non-Votes
                      ---            -------         ----------------
                  40,720,181        609,321              1,181,801

     3. To ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 2004. The appointment of Ernst & Young LLP was ratified:

                                                     Abstentions and
                       For          Against          Broker Non-Votes
                       ---          -------          ----------------
                  42,248,617        232,695                29,991


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

                 31.1   Certification of the Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                 31.2   Certification of the Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                 32.1   Certification of the Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                 32.2   Certification of the Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

               1. On May 13, 2004, under Item 12 to announce its financial results for the three months ended March 31, 2004.

               2. On June 1, 2004, under Item 5 and Item 7 to announce that it had initiated a Phase II clinical trial of its anticancer product CLORETAZINE(TM) (VNP40101M) in patients with primary brain tumors.

               3. On June 7, 2004, under Item 5 and Item 7 to announce that initial clinical data from a Phase I clinical trial of CLORETAZINE(TM) (VNP40101M) in combination with Ara-C in leukemia and also initial clinical data from a Phase I trials of a weekly schedule of CLORETAZINE(TM) (VNP40101M) were presented in poster sessions at the American Society of Clinical Oncology Annual Meeting


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on August 11, 2004.


                                    VION PHARMACEUTICALS, INC.

                                    By:  /s/ Howard B. Johnson
                                         -------------------------------------
                                         Howard B. Johnson
                                         President and Chief Financial Officer