Form 10-Q
period 2004-09-30
VION PHARMACEUTICALS INC
filed 2004-11-09
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-26534

VION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3671221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4 Science Park New Haven, CT 06511	06511
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant's common stock as of November 5, 2004 was 55,851,300.

VION PHARMACEUTICALS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Vion" refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2004	December 31, 2003

ASSETS

Current Assets:
Cash and cash equivalents	$43,969	$1,219
Short-term investments	—	14,500
Total cash, cash equivalents and short-term investments	43,969	15,719
Interest receivable	—	11
Accounts receivable	47	27
Prepaid expenses	785	224
Total current assets	44,801	15,981
Property and equipment, net	553	370
Security deposits	25	25
Total assets	$45,379	$16,376

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accrued payroll and payroll-related expenses	$361	$464
Accounts payable and accrued expenses	4,283	3,595
Deferred revenue	18	18
Total current liabilities	4,662	4,077
Deferred revenue	364	377
Total liabilities	5,026	4,454

Shareholders' Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares; issued and outstanding: 55,432,601 and 39,276,755 shares at September 30, 2004 and December 31, 2003, respectively	554	393
Additional paid-in-capital	166,342	127,239
Deficit accumulated during the development stage	(126,543)	(115,710)
	40,353	11,922
Total liabilities and shareholders' equity	$45,379	$16,376

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		May 1, 1994 (Inception) throught September 30, 2004
(In thousands, except per share data)	2004	2003	2004	2003
Revenues:
Contract research grants	$—	$14	$100	$152	$2,501
Research and laboratory support fees	45	74	149	101	5,931
Technology license fees	5	6	22	12	4,483
Total revenues	50	94	271	265	12,915
Operating expenses:
Clinical trials	2,247	1,446	6,081	4,043	33,220
Other research and development	1,050	1,065	3,169	2,921	65,741
Total research and development	3,297	2,511	9,250	6,964	98,961
General and administrative	789	563	2,132	1,919	26,872
Total operating expenses	4,086	3,074	11,382	8,883	125,833
Loss from operations	(4,036)	(2,980)	(11,111)	(8,618)	(112,918)
Interest income	148	32	354	87	5,227
Interest expense	—	—	—	—	(210)
Other expense, net	(18)	—	(42)	—	(87)
Loss before income taxes	(3,906)	(2,948)	(10,799)	(8,531)	(107,988)
Income tax provision (benefit)	—	27	34	5	(189)
Net loss	(3,906)	(2,975)	(10,833)	(8,536)	(107,799)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(3,906)	$(2,975)	$(10,833)	$(8,536)	$(126,288)
Loss applicable to common shareholders per share	$(0.07)	$(0.09)	$(0.21)	$(0.28)
Weighted-average number of shares of common stock outstanding	55,398	33,631	52,687	30,628

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2000	26,167,642	$262	$100,027	$120	$(77,752)	$22,657
Public offering – August 2001	2,500,000	25	11,386			11,411
Exercise of stock options	191,527	2	777			779
Exercise of warrants	4,015	—	14			14
Compensation associated with stock option grants			111			111
Issuances under employee benefit plans	10,189	—	62			62
Change in net unrealized gains and losses				(126)		(126)
Net loss					(13,810)	(13,810)
Comprehensive loss						(13,936)
Balance at December 31, 2001	28,873,373	$289	$112,377	$(6)	$(91,562)	$21,098
Exercise of stock options	10,395	—	32			32
Issuances under employee benefit plans	25,104	—	38			38
Change in net unrealized gains and losses				6		6
Net loss					(12,310)	(12,310)
Comprehensive loss						(12,304)
Balance at December 31, 2002	28,908,872	$289	$112,447	$—	$(103,872)	$8,864
Private placement – June 2003	3,846,150	38	4,436			4,474
Private placement – September 2003	6,475,000	65	10,340			10,405
Exercise of stock options	5,552	-	3			3
Issuances under employee benefit plans	41,181	1	13			14
Net loss					(11,838)	(11,838)
Comprehensive loss						(11,838)
Balance at December 31, 2003	39,276,755	$393	$127,239	$—	$(115,710)	$11,922
Private placement – February 2004	13,553,845	136	32,831			32,967
Exercise of stock options	26,441	-	67			67
Exercise of warrants	2,568,868	25	6,196			6,221
Issuance under employee benefit plans	6,692		9			9
Net loss					(10,833)	(10,833)
Comprehensive loss						(10,833)
Balance at September 30, 2004	55,432,601	$554	$166,342	$—	$(126,543)	$40,353

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For The Period From May 1, 1994 (Inception) through September 30, 2004
(In thousands)	2004	2003
Cash flows from operating activities:
Net loss	$(10,833)	$(8,536)	$(107,799)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	152	148	2,767
Loss on equipment disposals	—	8	12
(Decrease) increase in deferred revenue	(13)		382
Purchased research and development	—	—	4,481
Non-cash compensation	—	—	1,068
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities-
Receivables and prepaid expenses	(570)	243	(831)
Other assets	—	—	(22)
Current liabilities	585	1,631	4,609
Net cash used in operating activities	(10,679)	(6,506)	(94,219)
Cash flows from investing activities:
Purchases of marketable securities	(61,901)	—	(321,052)
Maturities of marketable securities	76,401	—	321,052
Acquisition of equipment	(335)	(59)	(2,388)
Net cash provided by (used in) investing activities	14,165	(59)	(2,388)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuances of common stock	33,043	14,849	81,828
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	6,221	—	6,336
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	39,264	14,849	140,576
Change in cash and cash equivalents	42,750	8,284	43,969
Cash and cash equivalents, beginning of period	1,219	10,131	—
Cash and cash equivalents, end of period	$43,969	$18,415	$43,969
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$210
Cash paid for taxes	$5	$—	$22

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(Unaudited)

1.    The Company

Vion Pharmaceuticals, Inc. (the "Company") is a development stage company engaged in the development of novel therapeutics for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

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

3.    Private Placement of Common Stock

In February 2004, the Company completed a private placement of 13,553,845 shares of its common stock at $2.60 per share and warrants to purchase 3,388,463 shares of common stock at $3.25 per share. The net proceeds, net of cash offering costs, were $32.9 million. A warrant to purchase an additional 300,000 shares of common stock at $3.25 per share was issued to the placement agent. All of these warrants expire on February 11, 2009. Beginning May 27, 2005, if the volume weighted-average price of the Company's common stock is at or above $4.875 per share for 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 10 trading days of such period.

4.    Warrant Exercises

For the nine months ended September 30, 2004, the Company issued 2,568,868 shares of its common stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $6.2 million.

5.    Per Share Data – Anti-dilution

As of September 30, 2004, the Company had outstanding warrants to purchase 9,825,670 shares of its common stock at exercise prices between $2.20 and $6.00 per share, and outstanding stock options to purchase 4,616,078 shares of its common stock at exercise prices between $0.36 and $17.88 per share. These warrants and options were excluded from the computation of diluted loss per share because such warrants and options were anti-dilutive in the respective periods presented.

6.    Income Taxes

For the nine months ended September 30, 2004, the Company recorded a provision of $34,000 for minimum state capital taxes. For the nine months ended September 30, 2003, the Company recorded a provision of $5,000 which reflected a provision for minimum state capital taxes of $27,000, net of a state tax benefit of $22,000 for the sale of certain research and development tax credits to the State of Connecticut.

7.    Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. For the nine-month periods ended September 30, 2004 and 2003, no stock-based compensation cost is reflected in the Company's reported net loss.

The following tables illustrate the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provision of SFAS 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS 148"), for all employee stock options granted using the Black-Scholes option pricing model prescribed by SFAS 123.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.90%	3.16%	4.07%	3.16%
Expected volatility	77%	170%	88%	170%
Expected life (in years)	5.92	5.91	5.90	5.91
Expected dividend yield	0%	0%	0%	0%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (May 1, 1994) through September 30,
	2004	2003	2004	2003	2004

Reported net loss	$(3,906)	$(2,975)	$(10,833)	$(8,536)	$(126,288)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—	768
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(459)	(702)	(1,406)	(2,383)	(20,520)
Pro forma net loss	(4,365)	(3,677)	(12,239)	(10,919)	(146,040)
Pro forma preferred stock dividend and accretion	—	—	—	—	(18,489)
Pro forma loss applicable to common shareholders	$(4,365)	$(3,677)	$(12,239)	$(10,919)	$(164,529)
Reported basic and diluted loss applicable to common shareholders per share	$(0.07)	$(0.09)	$(0.21)	$(0.28)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.08)	$(0.11)	$(0.23)	$(0.36)

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

Overview

We are a development stage company engaged in the development of novel therapeutics for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Our revenues primarily consist of contract research grants, technology license fees, and research and laboratory support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

We have five research and development projects, which include two product candidates in clinical trials (CLORETAZINE™ (VNP40101M) and Triapine®), two product development programs in preclinical development (KS119 and heterocyclic hydrazones) and one product development program for which we are seeking a development partner (TAPET®). The following table provides information on clinical trials sponsored by us which were open for patient enrollment as of October 31, 2004.

Product	Trial	Trial Commencement Date
CLORETAZINE™ (VNP40101M)	Phase II trial in acute myeloid leukemia and myelodysplastic syndromes	March 2004
	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004
Triapine®	Phase II trial of 24-hour infusion in combination with gemcitabine in pancreatic cancer	September 2004

In addition to the above-listed clinical trial for CLORETAZINE™ (VNP40101M), a Phase II trial in primary brain tumors was initiated in May 2004 under an investigator's IND. We provide product for this trial and incur certain costs related to patient enrollment.

In addition to above-listed clinical trial for Triapine®, the National Cancer Institute (NCI) is also sponsoring several Phase I and Phase II single agent or combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We are expected to provide product for the NCI trials.

Our plan of operations for the next 12 months includes the following elements:

•	Conduct Phase II clinical studies of an intravenous formulation of Triapine® in combination with standard chemotherapy treatments;

•	Provide product for Phase I and Phase II clinical studies to be sponsored by the NCI of an intravenous formulation of Triapine® as a single agent and in combination with standard chemotherapy treatments;

•	Provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Conduct Phase I, Phase II and Phase III clinical studies of CLORETAZINE™ (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product and make payments related to certain patient costs for a Phase II study of CLORETAZINE™ (VNP40101M) in primary brain tumors to be conducted under an investigator's IND;

•	Conduct additional clinical trials of Triapine® and/or CLORETAZINE™ (VNP40101M), depending on the results of the clinical trials already underway;

•	Continue to conduct internal product development studies with respect to our clinical products and other product candidates that we may identify, including heterocyclic hydrazones and KS119;

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

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

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded in 2002 and 2003 of certain research and development tax credits to the State of Connecticut and the provisions recorded in 2003 and 2004 for minimum state capital taxes, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of September 30, 2004. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to increase income in that period of determination would be made.

Stock-Based Compensation

We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, and provide required disclosures under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure."

Investments

Our investment securities are classified as available-for-sale and carried at fair market value. Unrealized gains or losses are recorded in other comprehensive income until the securities are sold or otherwise disposed. However, a decline in fair market value below cost that is other than temporary would be accounted for as a realized loss in the period such determination was made.

Recently Enacted Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. On October 13, 2004, the FASB concluded that Statement 123R, "Share-Based Payment - An Amendment of FASB Statements No. 123 and 95", would be effective for public companies for interim or annual periods beginning after June 15, 2005. We will be required to adopt Statement 123R in our financial statements for the quarter ended September 30, 2005. The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005. The FASB's current plan is to issue a final Statement on or around December 15, 2004. The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. The FASB has tentatively concluded that companies could adopt the new standard in one of two ways: (1) the modified prospective transition method as proposed in the Exposure Draft, or (2) the modified retrospective transition method. We are currently evaluating our option valuation methodologies and assumptions in light of these evolving accounting standards related to employee stock options and employee stock purchase plan.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

Revenues.    Revenues were $50,000 for the three months ended September 30, 2004, compared to $94,000 for the same period in 2003. The decrease was due primarily to lower revenues from research and laboratory support fees, and lower revenues from contract research grants. All revenues under contract research grants have been fully recognized.

Research and Development Expenses.    Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $3.3 million for the three months ended September 30, 2004, compared to $2.5 million for the same 2003 period. The increase in total research and development expenses was due to higher clinical trials expenses, which increased to $2.2 million for the third quarter of 2004 from $1.4 million for the same 2003 period. The increase in clinical trials expenses was due primarily to (1) higher drug production expense of $156,000 for Triapine and, to a lesser extent, CLORETAZINE™ (VNP40101M), (2) higher clinical consulting fees of $167,000, and (3) higher expense of $1 million for CLORETAZINE™ (VNP40101M) trials due to higher 2004 patient enrollment, partially offset by lower expense of $498,000 for Triapine® trials due primarily to lower 2004 patient enrollment. Other research and development expenses were $1.1 million for each of the three-month periods ended September 30, 2004 and 2003. We expect total research and development expenses to increase over time mainly due to conducting larger clinical trials, including planned commencement of a Phase III clinical trial of CLORETAZINE™ (VNP40101M) before the end of the first quarter of 2005, and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses increased to $789,000 for the three months ended September 30, 2004 from $563,000 for the same 2003 period. The increase was primarily due to employee recruiting fees incurred as we moved into late-stage clinical trials of products.

Interest Income.    Interest income was $148,000 for the three months ended September 30, 2004, as compared to $32,000 for the same 2003 period. The increase was primarily due to higher levels of invested funds in 2004.

Income Taxes.    For the three months ended September 30, 2004, there was no provision recorded for income taxes. For the three months ended September 30, 2003, a provision of $27,000 was recorded for minimum state capital taxes.

Net Loss.    The net loss was $3.9 million, or $0.07 per share, for the three months ended September 30, 2004, compared to a net loss of $3 million, or $0.09 per share, for the same 2003 period. Weighted-average common shares outstanding for the three months ended September 30, 2004 and 2003 were 55.4 million and 33.6 million, respectively.

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

Revenues.    Revenues were $271,000 for the nine months ended September 30, 2004, compared to $265,000 for the same period in 2003. The increase was due to higher revenues from research and laboratory support fees and technology license fees, partially offset by lower revenues from contract research grants. All revenues under contract research grants have been fully recognized.

Research and Development Expenses.    Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $9.3 million for the nine months ended September 30, 2004, compared to $7.0 million for the same 2003 period. Clinical trials expenses increased to $6.1 million for the nine months ended September 30, 2004 from $4.0 million for the same 2003 period. The increase in clinical trials expenses was due primarily to (1) higher drug production expense of $800,000 for Triapine and, to a lesser extent, CLORETAZINE™ (VNP40101M), (2) higher clinical consulting fees of $189,000, and (3) higher expense of $1.4 million for CLORETAZINE™ (VNP40101M) trials due to higher 2004 patient enrollment, partially offset by lower expense of $480,000 for Triapine® trials due primarily to lower 2004 patient enrollment. Other research and development expenses were $3.2 million for the nine months ended September 30, 2004, compared to $2.9 million for the same 2003 period. The increase was due primarily to higher expenses for lab supplies and consulting fees for preclinical development. We expect total research and development expenses to increase over time mainly due to conducting larger clinical trials, including planned commencement of a Phase III clinical trial of CLORETAZINE™ (VNP40101M) before the end of the first quarter of 2005, and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $2.1 million for the nine months ended September 30, 2004, as compared to $1.9 million for the same 2003 period. The increase was primarily due to employee recruiting fees incurred as we moved into late-stage clinical trials of products, as well as expenses associated with our June 2004 annual stockholder meeting, partially offset by lower legal and patent fees.

Interest Income.    Interest income was $354,000 for the nine months ended September 30, 2004, as compared to $87,000 for the same period in 2003. The increase was primarily due to higher levels of invested funds in 2004.

Income Taxes.    For the nine months ended September 30, 2004, a provision of $34,000 was recorded for minimum state capital taxes. For the nine months ended September 30, 2003, a provision of $5,000 was recorded, which reflected a provision of $27,000 for minimum state capital taxes, net of a benefit recognized of $22,000 for the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    The net loss was $10.8 million, or $0.21 per share, for the nine months ended September 30, 2004, compared to a net loss of $8.5 million, or $0.28 per share, for the same period in 2003. Weighted-average common shares outstanding for the nine months ended September 30, 2004 and 2003 were 52.7 million and 30.6 million, respectively.

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $44.0 million compared to cash, cash equivalents and short-term investments of $15.7 million at December 31, 2003. The increase in 2004 was due primarily to net proceeds of $32.9 million from a private placement of securities in February 2004 and proceeds of $6.2 million from exercises of warrants, described below, offset by cash used of $10.7 million to fund operating activities.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses increased $570,000 during the nine months ended September 30, 2004 compared to a decrease of $243,000 for the same 2003 period. The increase in 2004 was primarily due to a deposit of $791,000 made with a clinical research organization in connection with a clinical research agreement, partially offset by a reduction of prepaid insurance expense. The decrease in 2003 was primarily due to a reduction of prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities increased $585,000 during the nine months ended September 30, 2004 compared to an increase of $1.6 million for the same 2003 period. The increases in 2004 and 2003 were primarily due to increases in our clinical trials liability as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses.

Cash Provided by or Used in Investing Activities

Cash provided by or used in investing activities primarily relates to the purchases and maturities of investments and acquisitions of capital equipment. For the nine months ended September 30, 2004,

purchases of marketable securities totaled $61.9 million and maturities of marketable securities totaled $76.4 million. Cash provided by the maturities of these short-term investments was reinvested during the second quarter of 2004 in U.S. treasury securities classified as cash equivalents. As a result, the short-term investments were reduced to $0. Capital expenditures were $335,000 for the nine months ended September 30, 2004 and $59,000 for the same 2003 period. The increase in 2004 capital expenditures was due primarily to the purchase of laboratory equipment. Capital expenditures for fiscal 2004 are not expected to exceed $500,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised, warrant exercise proceeds and proceeds from common stock issuances under our employee stock plans. For the nine months ended September 30, 2004, we received $39.3 million primarily due to net proceeds of $32.9 million from a private placement and proceeds of $6.2 million from exercises of warrants. For the nine months ended September 30, 2003, we received $14.8 million due to net proceeds from a private placement.

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

In September 2003, we completed a private placement of 6,475,000 shares of our Common Stock at $1.75 per share and warrants to purchase 6,475,000 shares of common stock at $2.50 per share. Net proceeds from this private placement totaled $10.4 million. The warrants expire on September 19, 2008.

In June 2003, we completed a private placement of 3,846,150 shares of our Common Stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. Net proceeds from this private placement totaled $4.4 million. The warrants expire on June 25, 2008.

For the nine months ended September 30, 2004, we issued 2,568,868 shares of our Common Stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $6.2 million.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $44 million at September 30, 2004 will be sufficient to fund our operations into 2006. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2006 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first nine months of 2004, there was no significant changes in our reported payments due under contractual obligations at December 31, 2003. Under various agreements with contract research organizations, clinical sites and contract drug manufacturers, we expect to incur costs relating to the progress of clinical trials. These costs are expensed as incurred and are based upon patient enrollment, services rendered or other expenses as incurred. In the event of termination, certain agreements provide for cancellation fees to be paid by us and for reimbursement of noncancellable commitments that may have been entered into on our behalf.

Available Information

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors, our code of ethics and business conduct applying to our directors, officers and employees, and our code of ethics applying to our chief executive officer and senior financial officials; and

•	the charter of the Audit Committee of our Board of Directors.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates associated with our cash equivalents and investments, and foreign currency exchange rates. The following describes the nature of these risks which we do not believe to be material to us.

Our cash equivalents are generally highly liquid investments in U.S treasury securities and money market funds. Investments in fixed rate interest earning instruments carry a degree of interest risk. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The cash equivalents as of September 30, 2004 had maturities of up to 28 days. The weighted-average interest rate on cash equivalents held at September 30, 2004 was approximately 1.5%.

We have a contract with a vendor outside the U.S. that is denominated in a foreign currency. To date, fluctuations in this foreign currency exchange rate have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures – As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company's internal control.

PART II

OTHER INFORMATION

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, we issued 40,714 shares of our Common Stock at $2.50 per share pursuant to an exercise of a warrant issued to an institutional investor in connection with a private placement in September 2003. Net proceeds from the exercise of $101,785 will be used to fund clinical and preclinical product development activities, working capital and general corporate purposes. We have subsequently registered the resale of these shares by the investor pursuant to an effective registration statement on Form S-3.

ITEM 6.    Exhibits

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of June 10, 2004.

10.25	Form of Severance Agreement between the Company and Terrence W. Doyle, Ivan King, Howard B. Johnson, Mario Sznol, Bijan Almassian and Ann Lee Cahill(1)

10.48	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, as amended (through June 2004)

10.49	Form of Stock Option Agreement for Executive Officers

10.50	Amendment to Option Agreements with Mario Sznol

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on November 9, 2004.

VION PHARMACEUTICALS, INC.
By: /s/ Howard B. Johnson

Howard B. Johnson President and Chief Financial Officer