Form 10-K
period 2004-12-31
VION PHARMACEUTICALS INC
filed 2005-03-15
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2004 was $208,726,428 based on the last sale price for the common stock on that date as reported by the Nasdaq SmallCap MarketSM.

The number of shares outstanding of the registrant's common stock as of March 10, 2005 was 65,886,904.

VION PHARMACEUTICALS, INC.

TABLE OF CONTENTS

PART I

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

PART I

ITEM 1:    Business

General

We are a development stage company engaged in the development of novel therapeutics for the treatment of cancer. We were incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. For the years ended December 31, 2004, 2003 and 2002, we spent $13.8 million, $9.7 million and $10.5 million, respectively, on research, development and clinical activities.

Our portfolio of potential products consists of two distinct small molecule anticancer agents in clinical development, and additional small molecules and a drug delivery system in preclinical development. 'Preclinical development' or 'preclinical studies' indicate that the product candidates selected for development are being evaluated for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal models. Clinical development involves a three-phase process. 'Phase I' indicates safety and proof-of-concept testing and determination of the maximum tolerated dose in a limited patient population. 'Phase II' indicates safety, dosing and efficacy testing in a limited patient population. 'Phase III' indicates safety, dosing and efficacy testing in a large patient population, typically against standard treatments. A 'complete response' in a clinical trial means that the patient shows no evidence of tumor or cancer as assessed by physical exam, x-ray studies and/or tissue biopsies. A 'partial response' in a clinical trial means that the patient shows approximately a 50% reduction in the volume of the tumor.

Our product development programs are based on technologies that we license from Yale University (Yale) and other cancer research centers. Our product development strategy consists of two approaches. First, we engage in product development with respect to novel anticancer therapeutics through in-house preclinical and clinical development and through collaboration with academic institutions. Second, depending on financial and pharmaceutical market conditions and required resources, we determine the best method and/or partnership to develop, and eventually market, our products.

Products in Clinical Development

•	Our lead product, CLORETAZINE™ (VNP40101M), is a sulfonylhydrazine alkylating (DNA-damaging) agent. Our primary registration strategy for this compound is for the treatment of relapsed acute myelogenous leukemia (AML). We also plan to evaluate it in other hematologic (blood-related) malignancies and solid tumors. A Phase III trial of CLORETAZINE™ (VNP40101M) in combination with cytosine arabinoside (Ara-C) in relapsed AML is planned to commence in the first part of 2005. In February 2005, we reached agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for this Phase III trial. We are currently evaluating CLORETAZINE™ (VNP40101M) in a Phase II single agent trial in AML and high risk myelodysplastic syndromes (a disorder of blood-forming elements that can lead to leukemia) that commenced in March 2004. In March 2004, we announced that CLORETAZINE™ (VNP40101M) was designated as a fast track program by the FDA in relapsed or refractory AML. In October 2004, we received orphan drug designation from the FDA for CLORETAZINE™ (VNP40101M) in AML. In May 2004, we initiated a Phase II trial of CLORETAZINE™ (VNP40101M) in human glioma (brain cancer) under an investigator-initiated Investigational New Drug Application (IND). Additional Phase II trials in pediatric brain tumors and small-cell lung cancer are planned to commence in 2005.

•	Our second clinical compound, Triapine®, is a small molecule that inhibits the enzyme ribonucleotide reductase, and therefore prevents the replication of tumor cells by blocking a critical step in DNA synthesis. We are evaluating an intravenous formulation of Triapine® in a Phase II combination trial with gemcitabine in pancreatic cancer. We plan to evaluate an oral formulation of Triapine® in a Phase I trial to be initiated in 2005. Intravenous Triapine® is also being evaluated in several Phase I and Phase II single agent and combination clinical trials sponsored by the National Cancer Institute (NCI). The NCI is also expected to sponsor a Phase I clinical trial of an oral formulation of Triapine® which should be initiated in 2005.

Products in Preclinical Development

•	KS119 is an additional cytotoxic (cell-damaging) compound from the sulfonylhydrazine class. KS119 has been demonstrated in preclinical studies to be highly selective for hypoxic (poorly oxygenated) cells which are found in tumors and are often hard to treat with conventional anticancer agents. We are evaluating KS119 in preclinical studies.

•	Heterocyclic hydrazones are anticancer compounds that have demonstrated potent anti-tumor effects in preclinical studies. The mechanisms of action for these compounds are unidentified at this time but appear to be unlike any known commercially available anticancer agents. In December 2003, we entered into an exclusive research collaboration and option agreement related to these compounds, and we are currently evaluating heterocyclic hydrazones in preclinical studies. In March 2005, we will decide whether to exercise the option to license these compounds.

•	TAPET® (Tumor Amplified Protein Expression Therapy), our drug delivery system using modified Salmonella bacteria, is designed to deliver anticancer agents directly to solid tumors. Our first generation TAPET® bacterium, VNP20009, was previously evaluated in Phase I trials. Based on the clinical evidence provided by VNP20009, we developed two second-generation TAPET® vectors designed for improved colonization of human tumors. Both of these vectors have been evaluated in veterinary clinical trials in dogs with spontaneous tumors. In September 2004, we determined to seek a partner for further development of TAPET®.

Overview of Cancer and Treatment Methods

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. It is a devastating disease with tremendous unmet medical needs. In 2005, the American Cancer Society estimates that 1.4 million new cases of cancer will be diagnosed in the United States and 570,280 Americans are expected to die from cancer.

Cancer is a group of diseases characterized by uncontrolled cell division resulting in the development of a mass of cells, commonly known as a tumor, as well as the invasion and spreading of these cells. Cancerous tumors can arise in any tissue or organ within the human body. Cancer is believed to occur as a result of a number of factors, such as genetic predisposition, chemical agents, viruses and radiation. These factors result in genetic changes affecting the ability of cells to regulate their growth and differentiation.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of methods. Surgery and radiation therapy are particularly effective in patients where the disease is localized. The most common method of treating patients with cancer that has spread beyond the primary site is to administer systemic anticancer drugs (chemotherapy). Chemotherapy seeks to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of malignant tumor cells. In many cases, chemotherapy consists of the administration of several different drugs in combination. Chemotherapy can cause patient weakness, loss of appetite, nausea and vomiting, and damage to various organs that can result in loss of normal body functions.

The effectiveness of current cancer treatments with respect to any particular patient varies greatly, and these treatments generally have adverse side effects. Therefore, a significant need exists for new therapies which are more effective and/or have reduced side effects.

Our Product Development Programs

We are developing several potential products for the treatment of cancer. Two of our small molecule anticancer chemotherapy agents are in human clinical trials, and additional small molecules are in preclinical development. In addition, we are seeking a partner to develop a drug delivery system which is in preclinical development. The discussion below sets forth the development status of our product candidates as of December 31, 2004.

Products in Clinical Development

CLORETAZINE™ (VNP40101M)

CLORETAZINE™ (VNP40101M) is a sulfonylhydrazine alkylating agent. Alkylating agents damage DNA, which results in cell death. Alkylating agents are generally known to be among the most highly effective agents in the treatment of cancer.

Preclinical data on CLORETAZINE™ (VNP40101M) showed broad anti-tumor activity in in vivo models. It was curative in certain preclinical leukemia models, including mice bearing certain derivatives of a leukemia cell line that was resistant to standard alkylating agents. CLORETAZINE™ (VNP40101M) was also active against solid tumor models, including lung, colon, and brain cancer, and melanoma. It was curative in mouse models in which a human glioma (brain tumor) or a mouse colon cancer was implanted and growing under the skin. The drug has been shown in preclinical studies to be capable of crossing the blood-brain barrier with great efficiency. The blood-brain barrier has been a common obstacle in achieving active concentrations of most drugs within the brain.

Based on early indications of activity in Phase I trials and a Phase II trial, our primary registration strategy for CLORETAZINE™ (VNP40101M) is for the treatment of relapsed AML, but we also plan to evaluate it in other hematologic malignancies and solid tumors. In hematologic malignancies, clinical development of CLORETAZINE™ (VNP40101M) has included a single agent Phase I trial, and a Phase I trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C. An additional Phase I trial of CLORETAZINE™ (VNP40101M) in combination with temozolomide in hematologic malignancies is underway. Our ongoing Phase II single agent trial in hematologic malignancies is focused on the treatment of AML and high risk myelodysplastic syndromes. In solid tumors, we have conducted two single-agent Phase I trials, and a Phase II trial under an investigator-initiated IND is ongoing in recurrent adult glioma.

In March 2004, we received fast track designation from the FDA for CLORETAZINE™ (VNP40101M) in relapsed or refractory AML. The FDA's fast track programs are designed to facilitate the development of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.

In October 2004, we received orphan drug designation from the FDA for CLORETAZINE™ (VNP40101M) in AML. Orphan drug designation may be granted to products that treat rare diseases or conditions that affect fewer than 200,000 people in the United States. Orphan drug designation does not convey any advantage or shorten the duration of the FDA review and approval process. The designation may provide eligibility for a seven-year period of market exclusivity after marketing approval, potential tax credits for research, grant funding for research and development, possibly reduced filing fees for marketing applications, and assistance with the review of clinical trial protocols.

    CLORETAZINE™ (VNP40101M) in Hematologic Malignancies

We plan to commence a Phase III trial of CLORETAZINE™ (VNP40101M) in combination with cytosine arabinoside (Ara-C) in relapsed AML in the first part of 2005. In February 2005, we reached agreement with the FDA on a SPA for this Phase III trial. We are evaluating CLORETAZINE™ (VNP40101M) in a Phase II single agent trial in AML and high risk myelodysplastic syndromes that commenced in March 2004. In September 2004, we announced that this Phase II trial had accrued 50 patients, and that initial complete responses had been observed. Initial responses in a limited number of patients are not predictive of final results.

We have conducted two Phase I studies of CLORETAZINE™ (VNP40101M) in hematologic malignancies. These studies were designed to determine the safety and maximum tolerated dose (MTD) of the drug in different treatment schedules in this indication.

In August 2002, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M) administered by 15- to 90-minute intravenous infusion to patients with advanced hematologic malignancies. Results from this trial were presented at the American Society for Clinical Oncology (ASCO) Annual Meeting in June 2003. Overall, 38 patients with advanced or refractory hematologic malignancies were entered in this trial. At all dose levels, CLORETAZINE™ (VNP40101M) was observed to be well-tolerated. The most common toxicity was a transient, dose-related infusion syndrome that was effectively controlled with supportive care and pre-medication. At the highest dose, one patient had prolonged suppression of blood-forming elements, which was considered a dose-limiting toxicity. Evidence of anti-tumor activity was documented by a complete response in a patient with myelodysplastic syndrome and a patient with AML.

In July 2003, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M) in combination with Ara-C in advanced leukemia. Results from this trial were presented at the ASCO Annual Meeting in June 2004. In the trial, Ara-C was administered at a dose of 1500 mg/m2 as a continuous infusion over twenty-four hours on days 1 to 4 in patients less than 65 years old and on days 1 to 3 in patients more than 64 years old. CLORETAZINE™ (VNP40101M) was administered intravenously in doses ranging from 200 to 600 mg/m2 over 15 to 60 minutes on day 2 at least twelve hours after the start of the Ara-C. The CLORETAZINE™ (VNP40101M) dose was escalated in cohorts of 3 to 6 patients, with expansion of the cohort at the MTD. In addition to the data presented at ASCO, six more patients were treated with a three-day dose of Ara-C and 600 mg/m2 of CLORETAZINE™ (VNP40101M). Overall, 40 patients with advanced or relapsed hematologic malignancies, including 32 patients with AML and 6 with acute lymphoblastic leukemia (ALL) were entered in the trial. Of the 32 patients with AML, 15 had not responded to initial standard treatment (primary refractory), and 13 were in first or subsequent relapse.

CLORETAZINE™ (VNP40101M) 600 mg/m2 with Ara-C 1500 mg/m2 for three days was selected as the MTD. The toxicity profile of the combination at the MTD was similar to that expected for a similar dose and schedule of Ara-C alone.

Four complete responses (CRs) were observed among 31 patients receiving CLORETAZINE™ (VNP40101M) at dose levels 400 to 600 mg/m2. In the same group of 31 patients, an additional six patients achieved all criteria for CR except recovery of the platelet count to more than 100,000/mm3 (defined in the protocol as CRp). Overall, the rate of CR plus CRp at dose levels 400 to 600 mg/m2 was 32%. Two of the responses occurred in patients who had failed to respond to a different schedule of high-dose Ara-C in the most recent induction attempt. The other responses occurred in patients who were considered to have poor prognosis or had received substantial prior treatment.

    CLORETAZINE™ (VNP40101M) in Solid Tumors

In May 2004, a Phase II trial of CLORETAZINE™ (VNP40101M) was initiated under an investigator's IND in recurrent adult glioma. An additional Phase II trial in pediatric glioma is expected to be initiated in 2005 under an investigator's IND. We also plan to initiate a Phase II trial in small-cell lung cancer in 2005.

We have conducted two Phase I studies of CLORETAZINE™ (VNP40101M) in solid tumors. These studies were designed to determine the safety and MTD of the drug in different treatment schedules.

In June 2001, we initiated a Phase I trial of CLORETAZINE™ (VNP40101M), administered by fifteen-minute intravenous infusion every four to six weeks, in patients with advanced or metastatic solid tumors. In November 2002, we reported clinical results from this trial at the EORTC-NCI-AACR Meeting on "Molecular Targets and Cancer Therapeutics." Overall, the trial enrolled 26 patients with advanced cancer of different origins that was considered unresponsive to or had progressed after standard treatments. Overall, CLORETAZINE™ (VNP40101M) was well-tolerated across all dose levels. The highest dose tested was deemed suitable for conducting Phase II trials.

An additional Phase I trial of CLORETAZINE™ (VNP40101M) to explore a weekly administration schedule in solid tumors commenced in February 2003. Results from this trial were presented at the ASCO Annual Meeting in June 2004. In the trial, CLORETAZINE™ (VNP40101M) was administered intravenously in doses ranging from 80 to 155 mg/m2 weekly for three consecutive weeks. The dose was escalated in cohorts of 3 to 6 patients. Cycles of three weeks of treatment were repeated every 4 weeks or as tolerated. Data were presented on 23 patients with advanced or metastatic solid tumors or lymphomas, including 22 who had received prior chemotherapy.

In this trial, CLORETAZINE™ (VNP40101M) was well-tolerated in most patients and produced minimal non-hematologic toxicity. The most common adverse events were reductions in blood (platelet and neutrophil) counts. The frequency with which cycles could be repeated was dependent on dose, and two schedules were determined to be appropriate for Phase II trials: 125 mg/m2 weekly three weeks out of every six weeks or 100 mg/m2 weekly three weeks out of every four weeks. No objective responses were observed in the trial, but evidence of anti-tumor effect consisting of stable disease for several cycles or tumor shrinkage was observed in three patients.

Triapine®

Triapine® inhibits the enzyme ribonucleotide reductase. Ribonucleotide reductase inhibition is thought to arrest the growth of, or kill, cancer cell lines, by blocking a critical step in DNA synthesis. Inhibition of this enzyme has also been shown in vitro and in vivo to enhance the anti-tumor activity of several standard anticancer agents.

Based on its mechanism of action and preclinical data generated by us and other researchers, we have focused our clinical development strategy for Triapine® in combination with gemcitabine. In addition to our efforts to evaluate Triapine® in combination with gemcitabine, Triapine® is also being evaluated in several Phase I and Phase II combination trials sponsored by the NCI, including trials of Triapine® in combination with gemcitabine in pancreatic cancer, non-small-cell lung cancer, breast cancer, and gall bladder and biliary duct cancer. These trials began in 2004.

We have also evaluated Triapine® in five single agent Phase I trials and three single agent Phase II trials. The Phase I trials explored various schedules of administration and determined maximum tolerated doses for both solid tumors and hematologic malignancies. The single agent Phase II trials employed one schedule of administration. Overall, evidence of biologic and anti-tumor activity was observed, however, in the tumor types studied to date, Triapine® as a single agent has not demonstrated sufficient activity to continue development beyond Phase II. Additional single agent Phase II trials in other malignancies under our collaboration with the NCI began in 2004.

Clinical testing of more optimal single agent administration schedules may be possible with the oral form of Triapine®, which to date has been studied in a small number of patients to determine its absorption in the bloodstream following a single dose. We expect to initiate a Phase I trial of an oral formulation of Triapine® in 2005. A Phase I trial of a different schedule of an oral formulation of Triapine® to be sponsored by the NCI is also expected to commence in 2005.

    Triapine® in Combination with Gemcitabine

Phase I Combination Clinical Trial with Gemcitabine in Solid Tumors

In August 2001, we initiated a Phase I clinical trial of Triapine® combined with the anticancer agent gemcitabine in patients with treatment-refractory advanced or metastatic solid tumors. Results from this trial were presented at the ASCO Annual Meeting in June 2003. The trial enrolled 26 patients with advanced cancer of different origins whose disease had progressed after standard therapy or for which standard therapy was not considered effective. Triapine® was administered at a fixed dose intravenously over two to four hours followed by a thirty-minute infusion of gemcitabine. Treatment was repeated weekly for three weeks followed by a week of rest. The gemcitabine dose was increased in successive cohorts of three to six patients. The study demonstrated that Triapine® could be administered safely with a standard single-agent dose and schedule of gemcitabine. Serum concentrations of Triapine® were achieved in the trial at a level capable of enhancing gemcitabine in tumor cell lines. Among 22 patients evaluable for tumor response, a complete response was observed in one patient with an adenocarcinoma (a type of cancer that arises from glandular tissues) of unknown origin, and two patients achieved a partial response. The partial responses occurred in a patient with non-small-cell lung cancer and in a patient with esophageal cancer. Eight additional patients received four or more cycles of treatment.

Phase II Combination Clinical Trials with Gemcitabine in Solid Tumors

In May 2003, we initiated Phase II trials of Triapine® in combination with gemcitabine in non-small-cell lung cancer and pancreatic cancer. In these trials, Triapine® was given in a 4-hour infusion prior to gemcitabine treatment.

Initial data from the pancreatic cancer trial was announced in September 2004 and later updated in December 2004. Additional data from this trial were presented in January 2005 at the ASCO 2005 Gastrointestinal Cancers Symposium. Patients in the pancreatic cancer trial had no prior chemotherapy for metastatic or unresectable disease. The analysis presented in January 2005 included all 60 patients receiving at least a single dose of treatment on the study. This analysis indicated that, as of December 1, 2004, the objective response rate was 11%, median progression-free survival was 4.7 months, and median survival was 7.1 months.

Initial data from the lung cancer trial was announced in September 2004. Patients in the lung cancer trial had received a minimum of one, but not more than two prior regimens of cytotoxic chemotherapy. As of September 2004, 38 patients were evaluable for response. The response rate among these patients was 5.3%. As of September 1, 2004, with a median follow-up for survival for all 45 patients of 4 months, median progression-free survival was 2.1 months, and median survival was 6.8 months.

Recent preclinical data indicate that the interaction of Triapine® with gemcitabine is optimized by increasing the duration of the Triapine® exposure from 4 hours to 24 hours. Based on both these preclinical data and the initial results in the pancreatic cancer trial with the 4-hour Triapine® infusion, we extended the pancreatic cancer study to enroll 25-35 additional patients who will receive 24-hour infusions of Triapine® prior to administration of gemcitabine. Accrual to this amended protocol was initiated in September 2004. In January 2005, we announced that we would reduce the dose of Triapine® in this study while maintaining the 24-hour duration of infusion.

In addition to our ongoing trial with the 24-hour infusion of Triapine® before treatment of gemcitabine, the NCI is conducting Phase II trials of the combination in pancreatic cancer, non-small-cell lung cancer, breast cancer and gall bladder and biliary duct cancer. Based on the results of some or all of these studies, we will decide how to pursue further development of Triapine® in combination with gemcitabine.

    Triapine® Collaborations

Collaboration with the National Cancer Institute

In November 2002, we announced that the NCI's Division of Cancer Treatment and Diagnosis had approved a collaboration for the clinical development of Triapine®. As part of the collaboration, the NCI's Cancer Therapy Evaluation Program will sponsor clinical trials of Triapine® to further explore its activity as a single agent or in combination with other agents in patients with cancer. We provide the product to be used in these trials. In early 2003, we announced that a Clinical Trials Agreement had been executed with the NCI and in January 2004, the first trial opened under NCI sponsorship.

Research Services Agreement with Eli Lilly and Company

In September 2003, we entered into a research services agreement with Eli Lilly and Company (Lilly) related to the Phase II trials of Triapine® in combination with Lilly's anticancer agent, Gemzar® (gemcitabine). The agreement relates to the measurement of the expression of several genes in tumor tissue from patients participating in the Phase II trials of the combination therapy in non-small-cell lung cancer and pancreatic cancer.

License Agreement with Beijing Pason Pharmaceuticals, Inc.

In October 2003, we entered into a license with Beijing Pason Pharmaceuticals, Inc. (Pason) providing them with the exclusive rights to develop, manufacture and market Triapine® in the People's Republic of China, Taiwan, Hong Kong and Macao. In November 2003, we received an initial payment of $500,000 from Pason related to this license.

    Additional Forms of Triapine®

We are also developing an oral dosage form of Triapine®. This alternative form may be easier to administer and could increase the anti-tumor effect of Triapine® as a single agent. In December 2002, we announced initial clinical results from six patients treated with a single dose of the oral formulation. At the higher dose level of 100 mg, oral absorption of the drug from the stomach into the blood in excess of 60% was observed in three patients. Two Phase I trials of different dosing schedules of the oral formulation, one each sponsored by us and the NCI, are expected to commence in 2005.

    Additional Applications for Triapine®

In October 2003, we announced that we had received a Small Business Innovation Research grant from the National Institutes of Health/National Institute of Allergy and Infectious Diseases to support preclinical studies intended to assess the activity of Triapine® in combination with various nucleoside analogues against human immunodeficiency virus (HIV), hepatitis B virus (HBV) and herpes simplex virus (HSV). In 2004, these studies were conducted in collaboration with the Yale University School of Medicine.

Products in Preclinical Development

KS119

KS119, an additional compound from the sulfonyl hydrazine class, has been demonstrated in preclinical studies to be highly selective for hypoxic (poorly oxygenated) cells which are found in tumors and are often hard to treat with conventional anticancer agents. We are evaluating KS119 in preclinical studies.

Heterocyclic Hydrazones

Heterocyclic hydrazones are anticancer compounds that have demonstrated potent anti-tumor effects in preclinical studies. The mechanisms of action for these compounds are unidentified at this time but appear to be unlike any commercially available anticancer agents of which we know. In

December 2003, we entered into an exclusive research collaboration and option agreement related to these compounds with a group of inventors from the Institute of Pharmacy and the Institute of Medicinal Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H, a bank specializing in Austrian business promotion.

We are now evaluating heterocyclic hydrazones in preclinical studies. We made an initial payment of $25,000 in December 2003 to enter into the agreement. In March 2005, we must decide whether to make an additional payment of $75,000 in order to exercise the option to enter into the exclusive worldwide license. If we decide to enter into the license agreement, we must make milestone payments based on the progress of product development, and pay royalties based on product revenues.

TAPET® (Tumor Amplified Protein Expression Therapy)

TAPET® is a proprietary technology that uses genetically-altered Salmonella bacteria to deliver cancer-fighting drugs preferentially to solid tumors. Extensive preclinical studies in in vivo models have shown that TAPET® bacteria migrate to and penetrate throughout solid tumors. Inside the tumors, TAPET® bacteria double in quantity every 30 to 45 minutes, achieving very high bacterial counts, reaching ratios in tumor versus normal tissues of 1000:1. In addition, TAPET® can be genetically engineered to deliver anticancer agents continuously within the tumor.

In May 2002, we announced cumulative results from the intravenous infusion studies of VNP20009, our first-generation TAPET® vector. In three clinical trials of VNP20009 delivered intravenously over 30 minutes or four hours, 49 patients were treated, and biopsies were taken from tumors of 18 patients who received the three highest dose levels administered in the trials. Of these 18 biopsies, 17 could be evaluated and bacteria were detected in 5 out of 17 or 29%. An acceptable level of bacterial colonization of the tumor was achieved in 2 out of 17 or 12%.

Based on the clinical evidence provided by VNP20009, we developed two second-generation TAPET® vectors designed for improved colonization of human tumors. Both of these vectors have been evaluated in veterinary clinical trials in dogs with spontaneous tumors.

In September 2004, we announced that we will seek a partner to assist with future development of TAPET® vectors. The process of identifying potential partners is underway.

Other Products and Product Candidates for Conditions Other than Cancer

MELASYN®

MELASYN® is a patented, synthetic form of melanin that dissolves readily in water. Melanin is a pigment formed by cells in the skin that gives skin its color and protects it from sun damage by absorbing ultraviolet rays. We believe that MELASYN® is the first water-soluble, synthetic version of melanin, making it a novel and potentially useful ingredient for formulation of skin care products and cosmetics.

Our MELASYN® patent and technology is licensed from Yale. In 1998, we agreed to be the exclusive selling agent for MELASYN® and sublicensed the MELASYN® patent and technology to San-Mar Laboratories (San-Mar). Under the terms of the amended sublicense agreement, we granted to San-Mar a worldwide, non-exclusive sublicense for the manufacture and sale of products containing MELASYN® to a specific customer. This licensed expired in February 2003.

In March 2004, we entered into a non-exclusive sublicense agreement for MELASYN® with Johnson and Johnson Consumer Companies, Inc. The terms of the agreement do not include any upfront or milestone payments. If products including our technology are developed, we will receive a royalty based on sales in countries where we have issued patents.

Novel Nucleoside Analogs

We have licensed patents and patent applications related to a nucleoside analogue, or synthetic molecule, known as β-L-Fd4C from Yale. β-L-Fd4C is an antiviral drug capable of inhibiting the replication of the HBV. HBV is a causative agent of both acute and chronic forms of hepatitis that affect millions of people worldwide. HBV also predisposes its victims to the development of liver cancer. β-L-Fd4C may also be useful for the treatment of HIV.

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

Subsequent to entering into a license agreement with Yale in August 1994, we have paid approximately $10.1 million through December 31, 2004 to fund certain research at Yale, including research in the laboratories of Dr. Alan Sartorelli, one of our directors, Dr. Yung-Chi Cheng, a member of our scientific advisory board, and Dr. John Pawelek. We have agreed to pay an additional $250,000 to support the research activities of Dr. Sartorelli through the first quarter of 2006. Yale has sole discretion to use these funds to conduct research relating to products that it desires to pursue. Additionally, to the extent that such research results in technologies not covered by our license agreements with Yale, we may be unable to utilize such technologies unless we negotiate additional license agreements.

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

Research Services Agreement with Eli Lilly and Company

In September 2003, we entered into a research services agreement with Lilly related to the Phase II trials of Triapine® in combination with Lilly's anticancer agent, Gemzar® (gemcitabine). The agreement relates to the measurement of the expression of several genes in tumor tissue and blood samples from patients participating in the Phase II trials of the combination therapy in non-small-cell lung cancer and pancreatic cancer.

License Agreement with Beijing Pason Pharmaceuticals, Inc.

In October 2003, we entered into a license with Pason providing them with the exclusive rights to develop, manufacture and market Triapine® in the People's Republic of China, Taiwan, Hong Kong and Macao (the Pason Territory). The terms of the agreement included an initial payment of $500,000 which we received in November 2003, $4.75 million in potential additional milestone payments, and potential royalty payments of 11% of any Triapine® revenues in the Pason Territory. Pason will fund the preclinical and clinical development necessary for regulatory approval of Triapine® in the Pason Territory.

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

In December 2003, we made an initial payment of $25,000 to enter into the agreement. In March 2005, we must decide whether to make an additional payment of $75,000 to exercise the option to enter into the exclusive worldwide license, or return the technology to its original inventors. If we enter into the license agreement, we must make milestone payments based on the progress of product development, and pay royalties based on product revenues.

Consulting Agreement with Gemin X, Inc.

In January 2004, we entered into a consulting agreement with Gemin X, Inc. (Gemin X), a privately-held company developing novel oncology therapeutics. Under this agreement, our chief scientific officer, Dr. Terrence Doyle, renders consulting services to Gemin X. Gemin X pays us, based on an hourly rate, for up to 80% of Dr. Doyle's time per year.

Cooperative Research and Development Agreement

In April 2000, we entered into a Cooperative Research and Development Agreement (CRADA) with the NCI, under the direct supervision of Steven A. Rosenberg, M.D., Ph.D., Chief of Surgery in the NCI's Division of Clinical Sciences, a renowned cancer researcher and a leading authority on the application of cytokines, tumor vaccines and other biological agents in cancer patients, for "Development of TAPET-Based Immunotherapies Targeted Against Cancer." Under the terms of the CRADA, our scientific team worked with Dr. Rosenberg's laboratory to evaluate VNP20009 using CRADA funds and other resources supplied by us.

In June 2002, payments to the NCI under the CRADA were suspended by mutual agreement. Initial work under the CRADA had been completed and no additional work is planned.

Competition

Competition in the biopharmaceutical industry is intense and based on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, agents to be used for the treatment of leukemia or alkylating agents like our compound CLORETAZINE™ (VNP40101M), or agents that target ribonucleotide reductase like our compound Triapine®. These companies include, but are not limited to Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Chiron Corporation, Eli Lilly and Co., Genentech Inc., Genzyme Corporation, ImClone Systems Inc., Johnson & Johnson, Lorus Therapeutics Inc., MGI Pharma, Inc., OSI Pharmaceuticals, Inc., Pfizer Inc., Pharmion Corp. and Schering-Plough Corporation. Our competitors may have substantially greater financial, technical and human resources than we have and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials, and in obtaining regulatory approvals. Our competitors may succeed in obtaining approval for products more rapidly and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. These companies, as well as academic institutions, governmental agencies and private research organizations, also compete with us in acquiring rights to products or technologies from universities, and recruiting and retaining highly qualified scientific personnel and consultants.

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

In connection with our license agreement with Yale dated August 1994, we are the exclusive licensee, subject to certain rights retained by Yale, of a number of issued patents and pending U.S. and foreign patent applications relating to:

•	CLORETAZINE™ (VNP40101M), KS119 and other compounds in the sulfonylhydrazine class;

•	Triapine® and other ribonucleotide reductase inhibitors; and

•	β-L-Fd4C, its composition and its use for the treatment of HBV and HIV infections, and its use in combination with other anti-AIDS drugs.

We are also the exclusive licensee of Yale of one issued U.S. and a number of foreign patents and pending patent applications relating to synthetic melanin and methods for using synthetic melanin, such as for sunscreen or self-tanning agents relevant to our MELASYN® technology.

Pursuant to our license agreement with Yale dated December 1995 entered into as a result of our research agreement with Yale dated July 1992, we are the exclusive licensee of a number of issued patents and pending patent applications, U.S. and foreign, relating to our TAPET® technology, which include claims for methods of diagnosing and/or treating various solid tumor cancers, including melanoma, lung cancer, breast cancer and colon cancer. We also have rights, either by license and/or by assignment, to issued patents and pending patent applications, U.S. and foreign, relating to our TAPET® technology. In addition, we have pending a number of U.S. provisional and non-provisional patent applications, an international patent application and a number of foreign patent applications related to this technology.

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

Government Regulation

Overview.    Regulation by state and federal governmental authorities in the U.S. and foreign countries is a significant factor in the development of our anticancer products, and will be a significant factor in manufacturing and marketing of these products, if they are successfully developed and approved for sale. All of our products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biological agents and medical devices are subject to rigorous testing and other approval requirements by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and its regulations, as well as by similar health authorities in foreign countries. Various federal statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. Regulatory approval often takes a number of years and involves the expenditure of substantial resources. Approval time also depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

The development of a therapeutic drug typically first requires preclinical testing. Preclinical development of therapeutic drugs and biological agents is generally conducted in the laboratory to evaluate the safety and the potential efficacy of a compound by relevant in vitro and in vivo testing. When a product is tested prospectively to determine its safety for purposes of obtaining FDA approvals or clearances, such testing must be performed in accordance with good laboratory practices for non-clinical studies. The results of preclinical testing are submitted to the FDA as part of an IND. The IND must become effective, the study must be approved by an institutional review board, and informed consent must be obtained from the clinical subjects, before human clinical trials can begin.

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

The results of the preclinical and clinical testing are submitted to the FDA either as part of a new drug application (NDA) for drugs, or a biologics license application (BLA) for biologics, for approval to commence commercial distribution. For a biologic drug, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or BLA, although approval is not assured. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant's facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of our products is approved for marketing, we will be subject to stringent post-marketing requirements.

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

In October 2004, we received orphan drug designation for CLORETAZINE™ (VNP40101M) in AML. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an 'orphan' drug for a particular indication. Orphan drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States. The sponsor of a drug that has obtained orphan drug designation and which is the first to obtain approval of a marketing application for such drug, which approval cannot be assured, is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same orphan drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved orphan drug marketer cannot supply demand for the drug. Legislation is periodically considered that could significantly affect the Orphan Drug law. We intend to seek additional orphan drug designations for our products where appropriate. There can be no assurance that future changes to the Orphan Drug Act would not diminish the value of any orphan drug designation obtained by us.

FDA regulatory procedures established in 1988 are intended to speed further the availability of new drugs intended to treat life-threatening and severely debilitating illnesses. These procedures provide for early and continuous consultation with the FDA regarding preclinical and clinical studies necessary to gain marketing approval. This regulatory framework also provides that if Phase I results demonstrate potential, Phase II clinical trials may be designed that obviate the need for lengthy, expensive Phase III testing. Notwithstanding the foregoing, approval may be denied by the FDA or traditional Phase III studies may be required. The FDA may also seek our agreement to perform post-approval Phase IV studies, which confirm product safety and efficacy.

In addition to regulations relating to drug development, we are subject to federal, state and local environmental laws and regulations, including those promulgated by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA) and the Nuclear Regulatory Commission (NRC), that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws also impose strict liability for the costs of cleaning up, and for damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials for the investigation and remediation of environmental contamination at properties operated by us and at off-site locations where we have arranged for the disposal of hazardous substances.

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

Employees

As of December 31, 2004, we had 32 full-time employees, of which 23 were engaged in research, development and clinical activities, and 9 were in administration and finance.

Available Information

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors, our code of ethics and business conduct applying to our directors, officers and employees, and our code of ethics applying to our chief executive officer and senior financial officials; and

•	the charter of the Audit Committee of our Board of Directors.

ITEM 2.    Properties

Our principal facility consists of approximately 20,000 square feet of leased laboratory and office space in New Haven, Connecticut. The lease expires in October 2006. The current annual rental rate is approximately $296,000. We believe our space is sufficient for our preclinical development, clinical and administrative activities.

ITEM 3.    Legal Proceedings

In the normal course of business, we may be subject to proceedings, lawsuits and other claims. We are not a party to any legal proceedings that may have a material adverse effect on our business.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock has traded under the symbol "VION" on the Nasdaq SmallCap MarketSM since December 19, 2002, and on the Nasdaq National Market® from October 25, 1999 until December 18, 2002. The following table reflects the range of high and low closing sales prices of our common stock for each of the calendar quarters in 2004 and 2003 as reported by the Nasdaq SmallCap Market.

	2004		2003
	High	Low	High	Low
First Quarter	$4.01	$1.59	$0.48	$0.30
Second Quarter	$5.31	$3.32	2.53	0.30
Third Quarter	$4.46	$2.89	2.14	1.27
Fourth Quarter	$5.06	$4.14	2.25	1.49

Holders

At March 10, 2005, there were 466 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividends

We have never paid cash dividends on our common stock. We currently intend to retain all future earnings for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future.

Changes in Securities and Use of Proceeds

During the year ended December 31, 2004, we issued 730,726 shares of our common stock at $2.20 per share pursuant to exercises of warrants issued to institutional investors in a private placement in June 2003. Net proceeds from the exercises were approximately $1.6 million. We registered the resale of these shares by the investors pursuant to an effective registration statement on Form S-3.

During the year ended December 31, 2004, we issued an additional 2,135,687 shares of our common stock at $2.50 per share pursuant to exercises of warrants issued to institutional investors in a private placement in September 2003. Net proceeds from the exercises were approximately $5.3 million. We registered the resale of these shares by the investors pursuant to an effective registration statement on Form S-3.

During the year ended December 31, 2004, we issued an additional 121,154 shares of our common stock at $3.25 per share pursuant to exercises of warrants issued to institutional investors in a private placement in February 2004. Net proceeds from the exercises were approximately $394,000. We registered the resale of these shares by the investors pursuant to an effective registration statement on Form S-3.

Net proceeds from these warrant exercises have been and will be used to fund clinical and preclinical product development activities, working capital and general corporate purposes.

ITEM 6.    Selected Financial Data

The following selected financial data for each of the five years in the period ended December 31, 2004, and for the period from May 1, 1994 (inception) through December 31, 2004, are derived from our audited financial statements. The selected financial data should be read in conjunction with the consolidated financial statements, related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	2004	2003	2002	2001	2000	For the Period From May 1, 1994 (Inception) through December 31, 2004
Statement of Operations Data:
Total revenues	$275	$375	$238	$650	$947	$12,919
Loss from operations	(16,501)	(11,923)	(13,021)	(15,014)	(16,131)	(118,308)
Net loss	(16,055)	(11,838)	(12,310)	(13,810)	(14,803)	(113,021)
Preferred stock dividends and accretion	—	—	—	—	(606)	(18,489)
Loss applicable to common shareholders	(16,055)	(11,838)	(12,310)	(13,810)	(15,409)	(131,510)
Basic and diluted loss applicable to common shareholders per share	(0.30)	(0.36)	(0.43)	(0.51)	(0.64)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$41,729	$15,719	$10,131	$22,644	$24,357
Total assets	42,644	16,376	10,923	23,601	25,660
Long-term obligations and redeemable preferred stock	—	—	—	—	—

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

We have five major research and development projects, which include two product candidates in clinical trials (CLORETAZINE™ (VNP40101M) and Triapine®), two product development programs in preclinical development (KS119 and heterocyclic hydrazones) and one product development program for which we are seeking a development partner (TAPET®). The following table provides information on clinical trials sponsored by us that were open for accrual as of March 10, 2005.

Product	Trial	Trial Commencement Date
CLORETAZINE™ (VNP40101M)	Phase II trial in acute myeloid leukemia and myelodysplastic syndromes	March 2004
	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004
Triapine®	Phase II trial of 24-hour infusion in combination with gemcitabine in pancreatic cancer	September 2004

In addition to the above-listed clinical trials for CLORETAZINE™ (VNP40101M), a Phase II trial in primary brain tumors was initiated in May 2004 under an investigator's IND. We provide product for this trial and incur certain costs related to patient enrollment.

In addition to the above-listed clinical trial for Triapine, the National Cancer Institute (NCI) is also sponsoring several Phase I and Phase II single agent or combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We provide product for the NCI trials.

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

Revenue Recognition

We record revenue from contract research grants as the eligible costs are incurred. We are reimbursed for eligible costs after submission of grant reports. We are subject to grant audits as required by the Department of Health and Human Services. Audits may result in adjustments to the amount of grant revenues recorded and funds received.

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

We record revenue from research and laboratory support as the services are provided. Actual research and laboratory support fees collected may vary from revenue recognized.

The effect of any change in revenues from contract research grants, technology license agreements, or research and laboratory support would be reflected in revenues in the period such determination was made. Historically, such adjustments have been insignificant.

Research and Development Expenses

We record research and development expenses as incurred. We disclose clinical trials expenses and other research and development expenses as separate components of research and development expense in our consolidated statements of operations to provide more meaningful information to our investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded in 2002 and 2003 of certain research and development tax credits to the State of Connecticut and the provisions recorded in 2003 and 2004 for minimum state capital taxes paid, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of December 31, 2004. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to increase income in that period of determination would be made.

Investments

Our investment securities are classified as available-for-sale and carried at fair market value. Unrealized gains or losses are recorded in other comprehensive income until the securities are sold or otherwise disposed. However, a decline in fair market value below cost that is other than temporary would be accounted for as a realized loss in the period such determination was made.

Stock-Based Compensation

We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations ("APB 25"), and provide required pro forma disclosures under the fair value recognition provisions of Financial Accounting Standards No. 123, Accounting for Stock–Based Compensation ("SFAS 123"), as amended by Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Recently Enacted Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of these instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including grants of stock options and purchases under employee stock purchase plans, for all awards granted after the effective date and to awards modified, repurchased or canceled after that date. SFAS 123R is effective for companies for reporting periods beginning after June 15, 2005. The cumulative effect of adoption, if any, will be measured and recognized on July 1, 2005. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense under APB 25 and provide pro forma disclosures required by SFAS 123. We will be required to adopt SFAS 123R and recognize an expense for share-based compensation in our financial statements for the quarter ended September 30, 2005. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net loss and net loss per share amounts for the periods presented as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for share-based payments to employees. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues.    Revenues for the year ended December 31, 2004, were $275,000 as compared to $375,000 for 2003. The decrease was due primarily to lower revenues from contract research grants. All revenues under contract research grants have been fully recognized as all grants have expired.

Research and Development.    Total research and development ("R&D") expenses were $13.8 million for the year ended December 31, 2004, compared to $9.7 million for 2003 as a result of higher clinical trials expenses of $3.6 million and higher other R&D expenses of $471,000. The increase in clinical trials expenses was due primarily to higher spending for CLORETAZINE™ (VNP40101M) trials of $3.2 million primarily as a result of patient accrual to a Phase II trial in acute myeloid leukemia and myelodysplastic syndromes initiated in March 2004, as well as higher drug production expense of $645,000 for Triapine and CLORETAZINE™ (VNP40101M), and higher clinical consulting fees of $331,000, partially offset by lower spending of $809,000 for Triapine® trials. The increase in other R&D expenses was primarily due to costs associated with two preclinical product development programs (KS119 and heterocyclic hydrazones) and higher payroll-related costs. We expect total research and development expenses to increase over time mainly due to conducting larger clinical trials, including planned commencement of a Phase III clinical trial of CLORETAZINE™ (VNP40101M) in the first part of 2005, and additional development of our preclinical products.

General and Administrative.    General and administrative expenses were $3.0 million for the year ended December 31, 2004, as compared to $2.6 million in 2003. The increase was primarily due to higher payroll-related costs and higher professional fees for financial services and employee recruiting as we moved into late-stage clinical trials of products, partially offset by lower legal fees as a result of non-recurring legal fees in 2003 for license agreements and assistance with other transactions.

Interest Income.     Interest income was $547,000 for the year ended December 31, 2004, compared to $136,000 for 2003. The increase was primarily due to higher levels of invested funds in 2004 as a result of net proceeds received from a private placement of our common stock in February 2004 and net proceeds from warrant exercises during 2004.

Other Expense.    Other expense related to foreign currency transaction losses was $73,000 for the year ended December 31, 2004, compared to $45,000 for 2003. The foreign currency transaction losses were related to a contract with a vendor outside the U.S. that is denominated in a foreign currency.

Income Tax Provision.    An income tax provision of $28,000 was recorded for the year ended December 31, 2004, for minimum state capital taxes paid. For the year ended December 31, 2003, an income tax provision of $4,000 was recorded for minimum state capital taxes paid net of proceeds from the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    The net loss was $16.1 million, or $0.30 per share based on weighted-average shares outstanding of 53.5 million, for the year ended December 31, 2004, as compared to $11.8 million, or $0.36 per share based on weighted-average shares outstanding of 32.8 million, for 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues.    Revenues for the year ended December 31, 2003, were $375,000 as compared to $238,000 for 2002. The increase was due primarily to higher revenues from research support fees.

Research and Development.    Total research and development expenses (which include clinical trials expenses and other research and development expenses) were $9.7 million for the year ended December 31, 2003, compared to $10.5 million for 2002. Clinical trials expenses were $5.8 million for the year ended December 31, 2003, as compared to $4.9 million for 2002. The increase was due to higher costs associated with patient enrollment in expanded Triapine® trials of $927,000 and CLORETAZINE™ (VNP40101M) trials of $378,000, partially offset by lower costs for TAPET® trials of $449,000. Other research and development expenses decreased to $3.9 million for the year ended December 31, 2003, from $5.6 million for 2002, primarily due to a decrease in employee-related expenses due to fewer research employees and, to a lesser extent, a decrease in spending for external research support.

General and Administrative.    General and administrative expenses were $2.6 million for the year ended December 31, 2003, as compared to $2.7 million in 2002. The decrease was due to lower patent and other professional fees partially offset by higher legal fees for license agreements negotiated during the year and assistance with other transactions.

Interest Income.     Interest income was $136,000 for the year ended December 31, 2003, compared to $484,000 for 2002. The decrease was due to lower interest rates and, to a lesser extent, lower levels of invested funds in 2003.

Other Expense.    Other expense related to foreign currency transaction losses was $45,000 for the year ended December 31, 2003, compared to $0 for 2002. The foreign currency transaction losses were related to a contract with a vendor outside the U.S. that is denominated in a foreign currency.

Income Tax Provision (Benefit).    An income tax provision of $4,000 was recorded for the year ended December 31, 2003, which reflected minimum state capital taxes paid net of proceeds from the sale of certain research and development tax credits to the State of Connecticut. For the year ended December 31, 2002, an income tax benefit of $227,000 was recognized from the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    The net loss was $11.8 million, or $0.36 per share based on weighted-average shares outstanding of 32.8 million, for the year ended December 31, 2003, as compared to $12.3 million, or $0.43 per share based on weighted-average shares outstanding of 28.9 million, for 2002.

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $41.7 million, compared to cash, cash equivalents and short-term investments of $15.7 million at December 31, 2003. The increase in 2004 was primarily due to net proceeds of $33.0 million from a private placement of securities in February 2004 and proceeds of $7.3 million from exercises of warrants, described below, offset by cash used to fund operating activities of $14.0 million and acquisitions of capital equipment of $358,000. Cash used in operations was primarily to advance our ongoing preclinical and clinical activities.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses increased $113,000 during the year ended December 31, 2004 compared to a decrease of $45,000 for 2003. The increase in 2004 was primarily due to a deposit paid to a clinical research organization in connection with a clinical research agreement, partially offset by a reduction of prepaid insurance expense. The decrease in 2003 was primarily due to a reduction of prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities increased $2.0 million during each of the years ended December 31, 2004 and 2003. The increases in 2004 and 2003 were primarily due to increases in our clinical trials liability as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses.

Cash Provided by or Used in Investing Activities

Cash provided by or used in investing activities primarily relates to the purchases and maturities of investments and acquisitions of capital equipment. For the year ended December 31, 2004, purchases of marketable securities totaled $61.9 million and maturities of marketable securities totaled $76.4 million. Cash provided by the maturities of these short-term investments in marketable securities was reinvested during the second quarter of 2004 in U.S. Treasury securities classified as cash equivalents. As a result, short-term investments were reduced to $0. For the year ended December 31, 2003, purchases of marketable securities totaled $119.1 million and maturities of marketable securities totaled $114.0 million. Capital expenditures were $358,000 for the year ended December 31, 2004 and $117,000 for 2003. The increase in 2004 capital expenditures was due primarily to the purchase of laboratory equipment. Capital expenditures for fiscal 2005 are not expected to exceed $500,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised, warrant exercise proceeds and proceeds from common stock issuances under our employee stock plans. For the year ended December 31, 2004, we received net proceeds of $33.0 million from a private placement of common stock in February 2004 and proceeds of $7.3 million from exercises of warrants, described below. For the year ended December 31, 2003, we received $14.9 million due to net proceeds from two private placements of common stock in June and September 2003, described below.

In June 2003, we completed a private placement of 3,846,150 shares of our common stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. Net proceeds from this private placement totaled $4.5 million. The warrants expire on June 23, 2008.

In September 2003, we completed a private placement of 6,475,000 shares of our common stock at $1.75 per share. The investors also received warrants to purchase 6,475,000 shares of common stock at $2.50 per share and the placement agent received a warrant to purchase an additional 100,000 shares of our common stock at $2.50 per share. Net proceeds from this private placement totaled $10.4 million. All of these warrants expire on September 19, 2008.

In February 2004, we completed a private placement of 13,553,845 shares of our common stock at $2.60 per share. The investors also received warrants to purchase 3,388,463 shares of common stock at $3.25 per share and the placement agent received a warrant to purchase an additional 300,000 shares of common stock at $3.25 per share. All of these warrants expire on February 11, 2009. Net proceeds from this private placement totaled $33.0 million.

For the year ended December 31, 2004, we issued 2,987,567 shares of our common stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $7.3 million.

Subsequent to year-end, we received net proceeds of $30 million from a registered direct offering in January 2005 of 10 million shares of our common stock at $3.25 per share.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $41.7 million at December 31, 2004 in addition to net proceeds of approximately $30 million from the sale of 10 million shares of our common stock in a registered direct offering completed in January 2005 will be sufficient to fund our operations into 2007. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2007 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

The following table summarizes our significant contractual obligations which are not recorded on the balance sheet at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. Additional details regarding these obligations are provided in footnotes to the consolidated financial statements, as referenced in the table:

	Payments Due by Period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Employment agreement (Note 9)	$412	$412	$—	$—	$—
Operating lease obligations (Note 9)	633	338	295	—	—
Research and development commitment (Note 10)	250	200	50	—	—
Purchase obligations (1)	178	178
Total	$1,473	$1,128	$345	$—	$—

(1) Purchase obligations include commitments related to contract drug manufacturing.

Under our executed license agreements (refer to Note 3), we are obligated to make milestone payments totaling $1,850,000 upon achieving specified milestones and to pay royalties to our licensors. These contingent milestone and royalty payment obligations are not included in the above table.

Under various agreements with contract research organizations, clinical sites and contract drug manufacturers, we expect to incur costs relating to the progress of clinical trials. These costs are expensed as incurred and are based upon patient enrollment, services rendered or other expenses as incurred. The accrual for clinical trials costs expensed but not yet paid is included on our balance sheet. In the event of termination, certain agreements provide for cancellation fees to be paid by us and for reimbursement of noncancellable commitments that may have been entered into on our behalf. These potential cancellation fees are not included in the above table.

Risk Factors

This Annual Report on Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Risk Factors", as well as those discussed elsewhere in this Annual Report on Form 10-K, including the documents incorporated by reference.

An investment in our securities is risky. Prior to making a decision about investing in our securities, you should carefully consider the specific risks discussed under "Risk Factors" in both this Form 10-K and the documents incorporated by reference. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected. In this case, the trading price of our securities could decline and you might lose all or part of your investment.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2004, we had $41.7 million in cash and cash equivalents (not including the net proceeds of $30.0 million from a registered direct offering of 10 million shares of our common stock in January 2005) to fund our operations and continue our product development. We will not have an approved and marketable product for the foreseeable future. Accordingly, we will need to raise substantial additional capital to have sufficient capital to fund our operations in 2007 and beyond.

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

To the extent we encounter additional opportunities to raise cash, we would likely sell additional equity or debt securities. Due to our current stock price and market conditions, and the amount of capital we need, any such debt or equity securities are likely to be sold at relatively low prices, including prices which are below the market prices of our stock, and may have substantial rights to control the Company. For example, in our private placement in June 2003, shares of common stock were sold at $1.30 per share which was approximately 64% of market price at the time. Stockholders are likely to experience extreme dilution as well as subordination of their rights. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants that restrict our operations.

If we continue to incur operating losses, we may be unable to continue our operations.

We have incurred losses since inception. As of December 31, 2004, we had an accumulated deficit of approximately $131.8 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and clinical trials of product candidates. We expect to continue to operate at a net loss for at least the next several years as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we do not obtain regulatory approval for our products, we will not be able to sell our products and the value of our company and our financial results will be harmed.

We cannot sell or market our drugs without regulatory approval. If we cannot obtain regulatory approval for our products, the value of our company and our financial results will be harmed. In the

United States, we must obtain approval from the U.S. Food and Drug Administration (FDA) for each drug that we intend to sell. The current status of our potential products is as follows:

•	CLORETAZINE™ (VNP40101M) is in a Phase II clinical trial as a single agent and in a Phase I trial in combination with temozolomide;

•	Triapine® is being evaluated in a Phase II clinical trial in combination with gemcitabine in pancreatic cancer. The National Cancer Institute is also sponsoring additional Phase I and Phase II trials of Triapine as a single agent and in combination with standard chemotherapies; and

•	Heterocyclic hydrazones and KS119 are being evaluated in preclinical studies.

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing and marketing of drug products. These risks are particularly inherent in human trials of our proposed products. Unacceptable side effects may be discovered during preclinical and clinical testing of one or more of our potential products. Side effects and other liability risks could give rise to viable product liability claims against us. While we have obtained insurance coverage for patients enrolled in clinical trials, we may not be able to maintain this insurance on acceptable terms, insurance may not provide adequate coverage against potential liabilities and we may need additional insurance coverage for expanded clinical trials and commercial activity. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations. If the side effects are determined to be unacceptable, we will not be able to commercialize our products.

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

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development and Ivan King, Ph.D., our vice president, research and development. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise substantial additional financing in order to continue our operations in 2007 and beyond. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected.

We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.

Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs that target the replication of tumor cells including, in some instances, the development of agents which are alkylating agents similar to our compound CLORETAZINE™ (VNP40101M) and agents which target ribonucleotide reductase similar to our compound Triapine®. These companies include, but are not limited to, Bristol-Myers Squibb Company, Pfizer Inc., Chiron Corporation, Amgen Inc., Genentech Inc., ImClone Systems Inc., OSI Pharmaceuticals, Inc., Lorus Therapeutics Inc., AstraZeneca PLC, Schering-Plough Corporation and Eli Lilly and Company. These and other large pharmaceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

•	The National Cancer Institute (NCI) with respect to clinical development of Triapine in Phase I and Phase II combination trials;

•	Yale University (Yale) for collaborative research and for technologies that are licensed by them to us;

•	Beijing Pason Pharmaceuticals, Inc. for the development of Triapine in the People's Republic of China, Hong Kong, Macao and Taiwan;

•	Duke University Comprehensive Cancer Center for clinical development of CLORETAZINE™ (VNP40101M) in adult patients with recurrent gliomas (brain cancer) under an investigator's IND;

•	Healthcare facilities in the United States and other countries to perform human clinical trials of our products;

•	Clinical research organizations in the United States and other countries to monitor and collect data related to human clinical trials; and

•	Contract manufacturers to produce our products for use in preclinical and clinical activities.

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

Through December 31, 2004, we have paid approximately $10.1 million to Yale for research funding. We have agreed to pay an additional $250,000 to support the research activities of one of our directors, an affiliate of Yale, through March 31, 2006. We may continue to support certain research projects at Yale. We generally do not have the right to control the research that Yale is conducting with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research being conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

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

Our common stock could be delisted from the Nasdaq SmallCap MarketSM.

If the price of our common stock declines below $1.00 per share, we may fail to meet Nasdaq's maintenance criteria, which may result in the delisting of our common stock from the Nasdaq SmallCap MarketSM.

In January 2005, we notified The NASDAQ Stock Market that, due to one vacancy on the audit committee that resulted from the recent death of a committee member, we failed to comply with the audit committee composition requirements under Marketplace Rule 4350(d)(2)(A). We have begun our search for a qualified director to fill the vacancy on the audit committee. In January 2005, we received notice from The NASDAQ Stock Market that we will be provided a cure period, consistent with Marketplace Rule 4350(d)(4), until the earlier of our annual shareholders' meeting or January 19, 2006 in order to regain compliance with the audit committee requirements. The letter states that if we do not regain compliance within this period, Nasdaq will provide written notification that our common stock will be delisted from the Nasdaq SmallCap MarketSM.

In such the event of delisting, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to the sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

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

The large number of our shares that may be held in the market may depress the market price of our stock and could result in substantial dilution to the holders of our shares of common stock.

Sale or issuance of a substantial number of shares of our common stock in the future could cause the market price of our common stock to decline. It may also impair our ability to obtain additional financing. As of March 1, 2005, we had outstanding warrants to purchase 9,198,971 shares of our common stock at exercise prices ranging from $2.20 to $3.25 per share. All such shares have been registered for resale on registration statements filed with the Securities and Exchange Commission and will be freely tradable when issued upon exercise of the warrants. In addition, as of March 1, 2005, there were 5,131,449 shares of common stock issuable upon exercise of options granted by us. We may also issue options under our existing stock option plan to purchase up to an additional 781,907 shares of common stock.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates associated with our cash equivalents and investments, and foreign currency exchange rates. The following describes the nature of these risks which we do not believe to be material to us.

Our cash equivalents are generally highly liquid investments in money market funds and U.S. government securities. These investments are subject to interest rate risk and, as such, our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure.

We have a contract with a vendor outside the U.S. that is denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Vion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Vion Pharmaceuticals, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from May 1, 1994 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vion Pharmaceuticals, Inc. and subsidiary at December 31, 2004 and 2003, and the consolidated results of their operations and its their cash flows for each of the three years in the period ended December 31, 2004 and the period from May 1, 1994 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vion Pharmaceutical, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Vion Pharmaceuticals, Inc.

We have audited management's assessment, included in the accompanying Form 10-K, that Vion Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vion Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Vion Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Vion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vion Pharmaceuticals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and the period from May 1, 1994 (inception) to December 31, 2004 and our report dated February 21, 2005 expressed an unqualified option thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 21, 2005

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$41,729	$1,219
Short-term investments	—	14,500
Total cash, cash equivalents and short-term investments	41,729	15,719
Accounts receivable	13	27
Interest receivable	—	11
Prepaid expenses	362	224
Total current assets	42,104	15,981
Property and equipment, net	515	370
Security deposits	25	25
Total assets	$42,644	$16,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued payroll and payroll-related expenses	$354	$464
Accounts payable	567	972
Accrued expenses	5,130	2,623
Deferred revenue	18	18
Total current liabilities	6,069	4,077
Deferred revenue	360	377
Total liabilities	6,429	4,454
Shareholders' equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares; issued and outstanding: 55,860,313 and 39,276,755 shares at December 31, 2004 and 2003, respectively	559	393
Additional paid-in capital	167,421	127,239
Deficit accumulated during the development stage	(131,765)	(115,710)
	36,215	11,922
Total liabilities and shareholders' equity	$42,644	$16,376

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

(In thousands, except share and per share data)	2004	For the Year Ended December 31, 2003	2002	For the Period from May 1, 1994 (Inception) through December 31, 2004
Revenues:
Research and laboratory support fees	$149	$136	$31	$5,931
Contract research grants	100	209	179	2,501
Technology license fees	26	30	28	4,487
Total revenues	275	375	238	12,919
Operating expenses:
Clinical trials	9,373	5,772	4,897	36,512
Other research and development	4,434	3,963	5,650	67,006
Total research and development	13,807	9,735	10,547	103,518
General and administrative	2,969	2,563	2,712	27,709
Total operating expenses	16,776	12,298	13,259	131,227
Loss from operations	(16,501)	(11,923)	(13,021)	(118,308)
Interest income	547	136	484	5,420
Interest expense	—	(2)	—	(210)
Other expense	(73)	(45)	—	(118)
Loss before income taxes	(16,027)	(11,834)	(12,537)	(113,216)
Income tax provision (benefit)	28	4	(227)	(195)
Net loss	(16,055)	(11,838)	(12,310)	(113,021)
Preferred stock dividends and accretion	—	—	—	(18,489)
Loss applicable to common shareholders	$(16,055)	$(11,838)	$(12,310)	$(131,510)
Basic and diluted loss applicable to common shareholders per share	$(0.30)	$(0.36)	$(0.43)
Weighted-average number of shares of common stock outstanding	53,464,140	32,808,228	28,888,180

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders' Equity

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock — July and August 1994					2,852,548	$29					$(21)	$8
Net loss											(476)	(476)
Balance at December 31, 1994	—	$—	—	$—	2,852,548	$29	$—	$—	$—	$—	$(497)	$(468)
Stock options issued for compensation – February 1995								540				540
Reverse acquisition of MelaRx Pharmaceuticals, Inc. — April 1995					2,000,000	20		4,300				4,320
Shares repurchased pursuant to employment agreements — April 1995					(274,859)	(3)					2	(1)
Private placement of common stock — April 1995					76,349	—		205				205
Warrants issued with bridge notes — April 1995								200				200
Initial public offering of Unit Purchase Options — August 1995 and September 1995					2,875,000	29		9,667				9,696
Issuance of common stock					1,250	—		1				1
Net loss											(9,531)	(9,531)
BALANCE AT DECEMBER 31, 1995	—	$—	—	$—	7,530,288	$75	$—	$14,913	$—	$—	$(10,026)	$4,962
Issuance of Class A convertible preferred stock	1,250,000	13						22,890			(11,371)	11,532
Conversion of Class A convertible preferred stock	(164,970)	(1)			458,255	5		(4)				—
Class A convertible preferred stock dividend	21,998	—						256			(256)	—
Issuance of common stock					29,418	—		104				104
Compensation associated with stock option grants								190	(190)			—
Amortization of deferred compensation									83			83
Net loss											(7,609)	(7,609)
BALANCE AT DECEMBER 31, 1996	1,107,028	$12	—	$—	8,017,961	$80	$—	$38,349	$(107)	$—	$(29,262)	$9,072
Conversion of Class A convertible preferred stock	(396,988)	(4)			1,102,757	11		(7)				—
Class A convertible preferred stock dividend	47,592	—						623			(623)	—
Issuance of Class B convertible preferred stock			4,850	—				4,852			(370)	4,482
Conversion of Class B convertible preferred stock			(258)	—	64,642	1		(1)				—
Accretion of dividend payable on Class B convertible preferred stock								138			(138)	—
Extension/reissuance of underwriter warrants								168				168
Exercise of warrants					238	—		—				—
Issuance of common stock					598,336	6		3,464				3,470
Exercise of stock options					50,000	—		20				20
Compensation associated with stock option grants								56				56
Amortization of deferred compensation									35			35
Net loss											(5,344)	(5,344)
BALANCE AT DECEMBER 31, 1997	757,632	$8	4,592	$—	9,833,934	$98	$—	$47,662	$(72)	$—	$(35,737)	$11,959

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders' Equity (continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Accretion of dividend payable on Class B convertible preferred stock								$287			$(287)	$—
Conversion of Class B convertible preferred stock			(4,592)	$—	1,205,178	$12		(12)				—
Premium on conversion dividend on Class B convertible preferred stock					585,898	6		2,044			(2,049)	1
Conversion of Class A convertible preferred stock	(174,981)	$(2)			486,062	5		(3)				—
Class A convertible preferred stock dividend	34,005	—						329			(329)	—
Discount on Series 1998 convertible preferred stock								1,597			(1,597)	—
Series 1998 convertible preferred stock accretion											(151)	(151)
Common stock issued in exchange for cancellation of outstanding warrants					1,792,952	18		(61)				(43)
Exercise of stock options					32,750	—		120				120
Exercise of warrants					16,272	—		11				11
Compensation associated with stock option grants								51				51
Amortization of deferred compensation									$35			35
Net loss											(10,478)	(10,478)
BALANCE AT DECEMBER 31, 1998	616,656	$6	—	$—	13,953,046	$139	$—	$52,025	$(37)	$—	$(50,628)	$1,505
Conversion of Class A convertible preferred stock	(144,612)	(1)			401,707	4		(3)				—
Class A convertible preferred stock dividend	26,150	—						385			(385)	—
Series 1998 convertible preferred stock accretion											(325)	(325)
Common stock issued in exchange for cancellation of outstanding warrants					102	—						—
Exercise of stock options					470,886	5	(196)	650			(40)	419
Retirement of treasury stock					(35,659)	—	196				(196)	—
Exercise of warrants					26,296	—						—
Issuance of common stock					3,425,741	34		14,955				14,989
Amortization of deferred compensation									34			34
Net loss											(10,769)	(10,769)
BALANCE AT DECEMBER 31, 1999	498,194	$5	—	$—	18,242,119	$182	$—	$68,012	$(3)	$—	$(62,343)	$5,853
Conversion of Class A convertible preferred stock	(502,928)	(5)			1,397,035	14		(9)				—
Redemption of Class A convertible preferred stock	(545)	—						(5)				(5)
Class A convertible preferred stock dividend	5,279	—						248			(248)	—
Series 1998 convertible preferred stock accretion											(358)	(358)
Conversion of Series 1998 convertible preferred stock					1,507,024	15		5,523				5,538
Exercise of stock options					650,409	7		2,868				2,875
Exercise of warrants					4,371,055	44		23,270				23,314
Compensation associated with stock option grants								120				120
Amortization of deferred compensation									3			3
Change in net unrealized gains and losses										120		120
Net loss											(14,803)	(14,803)
Comprehensive loss												(14,683)
BALANCE AT DECEMBER 31, 2000	—	$—	—	$—	26,167,642	$262	$—	$100,027	$—	$120	$(77,752)	$22,657

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders' Equity (continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Public offering of common stock — August 2001					2,500,000	$25		$11,386				$11,411
Exercise of stock options					191,527	2		777				779
Exercise of warrants					4,015	—		14				14
Compensation associated with stock option grants								111				111
Issuances under employee benefit plans					10,189	—		62				62
Change in net unrealized gains and losses										$(126)		(126)
Net loss											$(13,810)	(13,810)
Comprehensive loss												(13,936)
BALANCE AT DECEMBER 31, 2001	—	$—	—	$—	28,873,373	$289	$—	$112,377	$—	$(6)	$(91,562)	$21,098
Exercise of stock options					10,395	—		32				32
Issuances under employee benefit plans					25,104	—		38				38
Change in net unrealized gains and losses										6		6
Net loss											(12,310)	(12,310)
Comprehensive loss												(12,304)
BALANCE AT DECEMBER 31, 2002	—	$—	—	$—	28,908,872	$289	$—	$112,447	$—	$—	$(103,872)	$8,864
Private placement — June 2003					3,846,150	38		4,436				4,474
Private placement — September 2003					6,475,000	65		10,340				10,405
Exercise of stock options					5,552	—		3				3
Issuances under employee benefit plans					41,181	1		13				14
Net loss and comprehensive loss											(11,838)	(11,838)
BALANCE AT DECEMBER 31, 2003	—	$—	—	$—	39,276,755	$393	$—	$127,239	$—	$—	$(115,710)	$11,922
Private placement — February 2004					13,553,845	136		32,791				32,927
Exercise of stock options					35,454	—		71				71
Exercise of warrants					2,987,567	30		7,311				7,341
Issuances under employee benefit plans					6,692	—		9				9
Net loss and comprehensive loss											(16,055)	(16,055)
BALANCE AT DECEMBER 31, 2004	—	$—	—	$—	55,860,313	$559	$—	$167,421	$—	$—	$(131,765)	$36,215

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

		For the Year Ended December 31,		For the Period From May 1, 1994 (Inception) through December 31,
(In thousands)	2004	2003	2002	2004
Cash flows from operating activities:
Net loss	$(16,055)	$(11,838)	$(12,310)	$(113,021)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	213	195	239	2,828
Loss on equipment disposals	—	8	—	12
(Decrease) increase in deferred revenue	(17)	395	—	378
Purchased research and development	—	—	—	4,481
Non-cash compensation	—	—	—	1,068
Stock issued for services	—	—	—	600
Amortization of financing costs	—	—	—	346
Extension/re-issuance of placement agent warrants	—	—	—	168
Changes in operating assets and liabilities—
Receivables and prepaid expenses	(113)	45	70	(374)
Other assets	—	4	1	(22)
Current liabilities	1,992	2,000	(444)	6,016
Net cash used in operating activities	(13,980)	(9,191)	(12,444)	(97,520)

Cash flows from investing activities:
Purchases of marketable securities	(61,901)	(119,100)	(58,997)	(321,052)
Maturities of marketable securities	76,401	113,950	65,652	321,052
Acquisition of equipment	(358)	(117)	(145)	(2,411)
Net cash provided by (used in) investing activities	14,142	(5,267)	6,510	(2,411)

Cash flows from financing activities:
Initial public offering	—	—	—	9,696
Net proceeds from issuance of common stock	33,007	14,896	70	81,792
Net proceeds from issuance of preferred stock	—	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	—	17,538
Net proceeds from exercise of other warrants	7,341	—	—	7,456
Repayment of equipment capital leases	—	—	—	(927)
Other financing activities, net	—	—	—	(286)
Net cash provided by financing activities	40,348	14,896	70	141,660

Change in cash and cash equivalents	40,510	438	(5,864)	41,729
Cash and cash equivalents, beginning of period	1,219	781	6,645	—
Cash and cash equivalents, end of period	$41,729	$1,219	$781	$41,729
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2	$—	$210
Cash paid for taxes	$7	$17	$—	$24

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

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

In April 1996, the Company's name was changed to Vion Pharmaceuticals, Inc.

In November 2004, the Company established a wholly-owned subsidiary in the United Kingdom to act as the Company's legal representative for clinical trials sponsored by the Company in the european economic area.

2.    Summary of Significant Accounting Policies

Principals of Consolidation

The consolidated financial statements of the Company include the accounts of Vion Pharmaceuticals, Inc. and its subsidiary after elimination of intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes thereto. Actual results may differ materially from those estimates.

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

Investments

Short-term investments consist primarily of U.S. government and state agency securities. These securities generally are liquidated and repriced every 28 to 45 days, but are classified as short-term investments as they do not have a stated maturity date. These securities are classified as available-for-sale and are carried at cost, which approximates fair value. There have been no realized investment gains or losses incurred through December 31, 2004.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):

	2004	2003
Office and computer equipment	$412	$357
Furniture and fixtures	210	210
Laboratory equipment	2,034	1,734
Leasehold improvements	381	378
	3,037	2,679
Accumulated depreciation and amortization	(2,522)	(2,309)
Property and equipment, net	$515	$370

Depreciation expense was approximately $213,000, $195,000 and $239,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and $2.8 million for the period from May 1, 1994 (inception) through December 31, 2004.

Income Taxes

Deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and for net operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred income tax assets to an estimated realizable value.

Revenue Recognition

Research and Laboratory Support Fees.    The Company recognizes revenue from research and laboratory support as the services are performed.

Contract Research Grants.    The Company has received grants from the National Cancer Institute for various research projects. The grants provide for reimbursement of project costs. Revenues from these grants of $100,000, $209,000, $179,000 and $2.5 million have been recognized as the costs were incurred for the years ended December 31, 2004, 2003 and 2002, and for the period from May 1, 1994 (inception) to December 31, 2004, respectively.

Technology License Fees.    The Company has recognized revenue from fees, including non-refundable upfront fees, under license agreements with Beijing Pason Pharmaceuticals, Inc., San-Mar Laboratories and others (refer to Note 3) totaling $26,000, $30,000, $28,000, and $4.5 million for the years ended December 31, 2004, 2003, and 2002, and the period from May 1, 1994 (inception) through December 31, 2004, respectively. Non-refundable upfront fees are recognized as revenue ratably over the performance period.

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

Other Expense

Other expense of $73,000, $45,000 and $118,000 for the years ended December 31, 2004 and 2003, and the period from May 1, 1994 (inception) through December 31, 2004, respectively, represents foreign currency transaction losses related to a contract that is denominated in a foreign currency with a vendor outside the U.S.

Per Share Data

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	2004	2003	2002
Net loss	$(16,055)	$(11,838)	$(12,310)
Weighted-average number of shares of common stock outstanding	53,464	32,808	28,888
Basic and diluted loss per share	$(0.30)	$(0.36)	$(0.43)

For additional disclosures regarding warrants and preferred stock, refer to Note 4. For additional disclosures regarding stock options, refer to Note 5. These potentially dilutive securities were not included in the calculation of the diluted loss per share as the effect would be antidilutive.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. No stock-based compensation cost is reflected in the Company's reported net loss for the years ended December 31, 2004, 2003 and 2002.

The following table illustrates the assumptions used and the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to employee stock-based compensation. The Company has computed the pro forma disclosures required under SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("SFAS 148"), for purchases under the employee stock purchase plan and for all employee stock option grants using the Black-Scholes option pricing model prescribed by SFAS 123.

	2004	2003	2002
Risk-free interest rate	3.75%	3.73%	4.30%
Expected volatility	72%	146%	217%
Expected life (in years)	5.95	5.88	5.76
Expected dividend yield	–	–	–
Weighted-average fair value of options granted during the year	$2.97	$0.33	$1.53

The following information regarding net income and earnings per share has been determined as if we had accounted for our employee stock options under the fair value method prescribed by SFAS 123 (in thousands, except per share amounts).

	2004	2003	2002	From Inception (May 1, 1994) to December 31, 2004
Reported net loss	$(16,055)	$(11,838)	$(12,310)	$(113,021)
Add: Stock-based employee compensation expense included in reported net loss	–	–	–	768
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(1,888)	(3,009)	(4,622)	(21,002)
Pro forma net loss	(17,943)	(14,847)	(16,932)	(133,255)
Pro forma preferred stock dividend and accretion	–	–	–	(18,489)
Pro forma loss applicable to common shareholders	$(17,943)	$(14,847)	$(16,932)	$(151,744)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.34)	$(0.45)	$(0.59)

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. The cumulative effect of adoption, if any, will be measured and recognized on July 1, 2005. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense for grants of stock options and purchases under the employee stock purchase plan under APB 25 and provide pro forma disclosures required by SFAS 123, as amended by SFAS 148. We will be required to adopt SFAS 123R and recognize an expense for share-based compensation to employees based on the grant-date fair value of these instruments in our financial statements for the quarter ended September 30, 2005. The pro forma net loss and net loss per share amounts shown in the above table were determined as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for share-based payments to employees. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

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

License Agreement with Yale University – September 1990.    Pursuant to a license agreement entered into in September 1990 between the Company and Yale, the Company has a license to a synthetic form of melanin, which the Company has named MELASYN®. Under the terms of the license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues. Through December 31, 2004, the Company has paid royalties on sublicensing revenues of $80,000 to Yale under this agreement.

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

License Agreement with Yale University – August 1994.    The Company is a party to a license agreement with Yale entered into in August 1994 and subsequently amended in five amendments, most recently in March 2003. Under this amended license, Yale granted to the Company a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. We also have a non-exclusive license to two patents under this amended license. The patents and patent applications under this license and its amendments cover Triapine®, CLORETAZINE™ (VNP40101M), KS119, and β-L-Fd4C. The term of the license is the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years. Yale is entitled to royalties on sales, if any, of resulting products and sublicensing revenues and, with regard to several patents related to Triapine and Sulfonyl Hydrazine Prodrugs (including CLORETAZINE™ (VNP40101M) and KS119), potential milestone payments totaling $850,000 based on the completion of Phase II clinical trials, regulatory filings and regulatory approvals. No milestone payments have been paid or are due under the license agreement, as amended, through December 31, 2004.

Pursuant to the original agreement, the Company issued to Yale 159,304 shares of the Company's common stock and made a payment of $50,000. In June 1997, this license agreement and another license agreement dated December 1995 were amended pursuant to which the Company issued 150,000 shares of its common stock to Yale valued at $600,000. Through December 31, 2004, the Company has paid royalties on sublicensing revenues of approximately $107,000 to Yale under this agreement.

License Agreements with Yale University – December 1995.    In December 1995, the Company and Yale entered into a license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed under this agreement relates to TAPET®. In June 1997, pursuant to the license agreement, the Company paid Yale a $100,000 initial fixed royalty fee.

In December 1995, the Company and Yale entered into another license agreement pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin.

Under the licensing agreements, Yale is entitled to potential milestone payments totaling $1 million based on the completion of Phase II clinical trials, regulatory filings and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues. There are no amounts due under these agreements as of December 31, 2004.

Other Agreements

Cooperative Research and Development Agreement – April 2000.    In April 2000, the Company entered into a Cooperative Research and Development Agreement ("CRADA") with the National Institutes of Health, National Cancer Institute, Division of Clinical Sciences, Surgery Branch for "Development of TAPET-Based Immunotherapies Targeted Against Cancer." Under the terms of the CRADA, the Company provided funding for research and development projects performed by the Surgery Branch through May 2002. In June 2002, payments to the NCI were suspended by mutual agreement as initial work under the CRADA had been completed. For the year ended December 31, 2002, the Company recorded approximately $217,000 as research and development expense under the CRADA.

Research Services Agreement with Eli Lilly and Company – September 2003.    In September 2003, the Company entered into a research services agreement with Eli Lilly and Company ("Lilly") related to the Phase II trials of Triapine in combination with Lilly's anticancer agent, Gemzar®. Under this agreement, Lilly will supply a certain amount of Gemzar® without cost to the Company for the trials sponsored by the Company.

License Agreement with Beijing Pason Pharmaceuticals, Inc. – September 2003.    In September 2003, the Company entered into a license agreement with Beijing Pason Pharmaceuticals, Inc. ("Pason") whereby Pason obtained the exclusive rights to develop, manufacture and market Triapine® in the People's Republic of China, Taiwan, Hong Kong and Macao (the "Territory"). Under the terms of the agreement, the Company received an initial payment in November 2003 of $500,000 and may receive $4.75 million in potential additional milestone payments and potential royalty payments of 11% of any Triapine revenues in the Pason Territory. In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition, the Company will recognize approximately $400,000, which represents the initial payment received from Pason net of royalties paid to Yale, over the life of the agreement. For the years ended December 31, 2004 and 2003, the Company recognized revenue related to this agreement of approximately $18,000 and $4,000, respectively.

Research Collaboration and Option Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H. – November 2003.    In November 2003, the Company entered into a research collaboration and option agreement for certain novel anticancer compounds, heterocyclic compounds, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. During the 17-month agreement term, the Company will investigate several heterocyclic hydrazones in preclinical research studies in order to identify a lead product candidate. During this period, the Company will also have the right to enter into an exclusive worldwide license agreement for the compounds. In December 2003, the Company recorded as research and development expense an initial payment of $25,000 to enter into the option agreement, and an additional payment of $75,000 will be required by March 2005 if the Company exercises the option to enter into the exclusive worldwide license. The form of license agreement calls for potential milestone payments totaling $775,000 based on regulatory filings, commencement of a Phase III clinical trial or pivotal registration study, and regulatory approvals, as well as royalties based on product revenues.

4.    Shareholders' Equity

In April 1995, 2,000,000 shares of common stock valued at $2.16 per share were issued in conjunction with the merger with MelaRx resulting in net proceeds to the Company of $4.3 million (refer to Note 1). Shortly prior to the consummation of the merger, the Company issued 76,349 shares of common stock for net proceeds of $0.2 million.

In August 1995, the Company completed an initial public offering ("IPO") of 2,875,000 Unit Purchase Options ("UPOs"), consisting of an aggregate of 2,875,000 shares of common stock, 2,875,000 redeemable Class A Warrants and 2,875,000 redeemable Class B Warrants at $4.00 per UPO. The net proceeds to the Company from the IPO were $9.7 million before repayment of certain bridge financing. In addition, the Company granted to the underwriter an option to purchase up to 250,000 UPOs at $5.20 per UPO, subsequently adjusted due to antidilution provisions. Each Class A Warrant entitled the holder to purchase one share of common stock and one Class B Warrant. Each Class B Warrant entitled the holder to purchase one share of common stock. The Class A and Class B Warrants were exercisable through August 14, 2000, and were exchanged, exercised or redeemed prior to that date, resulting in aggregate net proceeds to the Company of $23.2 million.

Commencing with its IPO through December 31, 2004, the Company has raised gross proceeds of $138.7 million through the issuance of common stock, preferred stock and warrants.

Issuance and Extension of Placement Agent Warrants

In connection with two private financings of the Company's predecessor, MelaRx, Inc., the placement agent was issued warrants to purchase 202,486 shares of common stock at prices ranging from $3.56 to $4.44 per share, expiring on July 5, 1998 (the "Expiration Date"). Through the Expiration Date, holders of warrants to purchase 94,336 shares elected a cashless exercise into 13,949 shares of common stock and the remaining warrants to purchase 108,150 shares of common stock expired.

Class A Convertible Preferred Stock

In May 1996, the Company completed a private placement of 1,250,000 shares of Class A Convertible Preferred Stock ("Class A Stock"), at $10.00 per share, resulting in net proceeds to the Company of $11.5 million. Each share of Class A Stock was convertible at the option of the holder into 2.777777 shares of the Company's common stock. The Company recorded an imputed one-time non-cash dividend of approximately $11.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock as of the date of issuance as required by the Financial Accounting Standards Board Emerging Issues Task Force D-60, Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature (EITF D-60). The shares of Class A Stock paid semi-annual dividends of 5% per annum, payable in additional shares of Class A Stock. The Company recorded non-cash dividends from 1996 through 2000 totaling $1.8 million based on the quoted market price of the common stock as of the dividend date. All non-cash dividends have been recognized as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the loss applicable to common shareholders.

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

In accordance with the terms of the Class A Stock, the Company notified the holders of outstanding shares of its intention to redeem their Class A stock on December 26, 2000 (the "Redemption Date") at a redemption price of $10.00 per share. All outstanding shares of Class A Stock were converted by the holders into shares of common stock with the exception of 545 shares of Class A Stock that were redeemed for an aggregate of $5,450 and cancelled as of the Redemption Date.

Class B Convertible Preferred Stock

In August 1997, the Company completed a private placement of 4,850 shares of non-voting Class B Convertible Preferred Stock ("Class B Stock") at $1,000 per share, resulting in net proceeds to the Company of $4.5 million. Shares of Class B Stock were immediately convertible into shares of common stock including an accretion of 8% per annum. The Company recorded an imputed one-time charge of $0.4 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance. Shares of the Class B Stock were eligible to receive dividends paid in Class C Convertible Preferred Stock ("Class C Stock") which were immediately convertible into shares of the Company's common stock. Conversions of

Class B Stock in 1998 resulted in the issuance of 180,141 shares of common stock valued at $0.6 million. In addition, the Company recorded accretion of 37,168 shares of common stock valued at $0.1 million in 1997 and 61,078 shares of common stock valued at $0.3 million in 1998. All non-cash dividends were recorded as a charge against the accumulated deficit with a corresponding increase in additional paid-in capital. The non-cash dividends have been included in the loss applicable to common shareholders.

In August 1998, the Company reached agreement with the holders of its Class B Stock to convert an aggregate of 2,892 shares of Class B Stock, constituting all of the outstanding Class B Stock, into an aggregate of 1,070,423 shares of common stock. The conversions of Class B Stock resulted in the issuance of 304,188 shares of common stock valued at $1.1 million, and accretion of 6,553 shares of common stock valued at $23,000. As part of this agreement, an additional 101,569 common shares were issued to holders of the Class B Stock. In accordance with Financial Accounting Standards Board Emerging Issues Task Force D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, the excess of $0.4 million of the fair value of the common stock issued upon conversion over the fair value of the common stock issuable pursuant to the original conversion terms was included in the loss applicable to common shareholders. Holders of the Class B Stock waived their antidilution rights arising from the issuance of the 5% Redeemable Convertible Preferred Stock Series 1998.

5% Redeemable Convertible Preferred Stock Series 1998

In June 1998, the Company completed a private placement of 5,000 shares of non-voting 5% Redeemable Convertible Preferred Stock Series 1998 ("Series 1998 Preferred Stock"). The Series 1998 Preferred Stock was issued at $1,000 per share, resulting in net proceeds to the Company of $4.7 million. The shares of Series 1998 Preferred Stock accrued dividends of 5% per annum payable in-kind. Each share of Series 1998 Preferred Stock was convertible into common stock based on the formula of issued price plus accrued dividends divided by $3.60. In connection with the sale of the Series 1998 Preferred Stock, the Company imputed a one-time non-cash dividend of approximately $1.6 million as a result of the difference between the conversion price and the quoted market price of the Company's common stock at the date of issuance as required by EITF D-60. Such amount was recognized upon issuance of the Series 1998 Preferred Stock as a charge against the accumulated deficit with a corresponding increase to additional paid-in capital. The imputed non-cash dividend was included in the loss applicable to common shareholders. The dividend requirement on Preferred Stock also reflects the amortization of the costs of completing the offering and the accretion of the 5% per annum dividend. The 5% accretion resulted in a charge against the accumulated deficit with a corresponding increase to additional paid-in-capital from 1998 through 2000 of $0.8 million. The issuance of the Series 1998 Preferred Stock at closing also triggered certain antidilution adjustment provisions of the Company's outstanding warrants, resulting in the issuance of additional warrants.

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

Class A and Class B Warrant Exchange Offers

In 1998, the Company offered to exchange each outstanding Class A Warrant, at the holder's option, for either 0.438 shares of common stock or 0.254 shares of common stock and $0.66 in cash. The Company simultaneously offered to exchange each outstanding Class B Warrant, at the holder's option, for either 0.212 shares of common stock or 0.123 shares of common stock and $0.32 in cash. As a result of the exchange offers, 3,209,806 Class A Warrants and 1,881,835 Class B Warrants were exchanged for 1,395,027 and 397,925 shares of the Company's common stock, and $39,000 and $3,700 in cash, respectively.

Redemption of Class A Warrants

The Class A Warrants entitled the holder to purchase one share of common stock and one Class B Warrant for an exercise price of $4.63. In February 2000, the Company notified holders of its outstanding Class A Warrants of its intention to redeem the warrants on March 13, 2000 (the "Redemption Date"). The Company received net proceeds of $5.7 million from the exercise of 1.3 million Class A Warrants.

Redemption of Class B Warrants

The Class B Warrants entitled the holder to purchase one share of common stock at an exercise price of $6.23. In March 2000, the Company notified holders of its outstanding Class B Warrants of its intention to redeem the warrants on April 27, 2000 (the "Redemption Date"). The Company received net proceeds of $17.5 million from the exercise of 2.9 million Class B Warrants.

Private Placement of Common Stock – April 1999

In April 1999, the Company completed a private placement of 893,915 shares of its common stock at $4.47 per share resulting in net proceeds of approximately $4 million.

Public Offering of Common Stock – October 1999

In October and November 1999, the Company completed the sale of 2,530,000 shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.1 million. In conjunction with the offering, the underwriter was granted warrants to purchase 220,000 shares of common stock at $6.00 per share, expiring October 25, 2004. Through the expiration date, holders of warrants to purchase 12,000 shares elected cashless exercises into 6,786 shares of common stock and the remaining warrants to purchase 208,000 shares of common stock expired.

Public Offering of Common Stock – August 2001

In August 2001, the Company completed the sale of 2,500,000 shares of common stock at $5.00 per share, in an underwritten public offering. The net proceeds from this offering were approximately $11.4 million.

Private Placement of Common Stock – June 2003

In June 2003, the Company completed a private placement of 3,846,150 shares of its common stock at $1.30 per share and warrants to purchase 1,923,075 shares of common stock at $2.20 per share. The warrants expire on June 23, 2008. The net proceeds from this offering were approximately $4.5 million.

Private Placement of Common Stock – September 2003

In September 2003, the Company completed a private placement of 6,475,000 shares of its common stock at $1.75 per share and warrants to purchase 6,475,000 shares of common stock at $2.50 per share. A warrant to purchase an additional 100,000 shares of common stock at $2.50 per share was issued to the placement agent and valued at approximately $172,000. All of these warrants expire on September 19, 2008. Beginning April 9, 2005, if the volume weighted average price of the common stock is at or above $3.50 per share for a period of 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 3 trading days of such period. The net proceeds, after consideration of cash offering costs, were approximately $10.4 million.

Private Placement of Common Stock – February 2004

In February 2004, the Company completed a private placement of 13,553,845 shares of its common stock at $2.60 per share and warrants to purchase 3,388,463 shares of common stock at $3.25 per share. A warrant to purchase an additional 300,000 shares of common stock at $3.25 per share was issued to the placement agent and valued at approximately $667,000. All of these warrants expire on February 11, 2009. Beginning May 27, 2005, if the volume weighted average price of the common stock is at or above $4.875 per share for a period of 20 consecutive trading days, then the warrants shall become callable by the Company upon written notice within 10 trading days of such period. The net proceeds, after consideration of cash offering costs, were approximately $33 million.

Reserved Shares

As of December 31, 2004, the Company has reserved 15,553,907 shares of its common stock for issuances related to potential future exercises of warrants outstanding and stock options outstanding and available for grant (see Note 5), as well as potential future purchases of common stock under the employee stock purchase plan (see Note 6). In addition, shares are reserved for the following but the number of reserved shares is not fixed. The Company may from time to time sell up to an aggregate of $75 million of its common stock or warrants under an effective Form S-3 shelf registration statement including 10 million shares of common stock issued in January 2005 (see Note 12). The Company also has a stockholder rights plan whereby each share of its outstanding common stock has the right to purchase one share of common stock as set forth in the rights agreement.

Warrants Outstanding

A summary of the outstanding warrants to purchase shares of the Company's common stock, as described above, as of December 31, 2004 is as follows:

Warrants issued in connection with	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Warrants	Exercise Price Per Share of Outstanding Warrants	Expiration Date
Private placement – June 2003	1,192,349	$2.20	6/23/2008
Private placement – September 2003	4,439,313	$2.50	9/19/2008
Private placement – February 2004	3,567,309	$3.25	2/11/2009
Total	9,198,971

5.    Employee Stock Option Plans

The 2003 Stock Option Plan (the "2003 Option Plan") provides for the granting of both incentive stock options and non-qualified stock options to employees, officers, directors and consultants of the Company to purchase up to an aggregate of 2 million shares of common stock. No option may be granted under the 2003 Option Plan after September 9, 2013. The Company's Amended and Restated 1993 Stock Option Plan (the "1993 Option Plan") expired on April 15, 2003. As such, the Company no longer grants options under the 1993 Option Plan, but stock options granted prior to the Plan's expiration remain outstanding under the plan and will continue to vest according to schedule.

Incentive options granted to employees and officers under the 2003 Option Plan and 1993 Option Plan (the "Option Plans") vest in equal annual installments over periods ranging from one to four years commencing no earlier than the first anniversary of the date of grant, or earlier on change of control. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service. Incentive options which are not vested expire immediately upon termination of service. The exercise price for incentive options shall be equal to the fair market value of the common stock on the date of grant, except that the term of an incentive option granted to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the common stock on the date of grant.

The Option Plans provide for the automatic grant of non-qualified stock options to purchase shares of common stock to directors of the Company who are not employees or principal stockholders. Eligible directors are granted an option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director. Further, on the day immediately following the date of each annual meeting of stockholders, each eligible director, other than directors who received an initial director option within 180 days preceding such annual meeting, is granted an option to purchase 15,000 shares of common stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the common stock on the date of grant. Director options vest after one year under the 2003 Option Plan and two years under the 1993 Option Plan, or earlier on a change of control. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (i) one year after termination of service as a director under the 2003 Stock Option Plan or 90 days after termination of service as a director under the 1993 Stock Option Plan. Director options which are not vested expire immediately upon termination of service as a director. Options granted to directors totaled 115,000, 135,694 and 202,271 in 2004, 2003 and 2002, respectively.

Options outstanding outside the Option Plans represent stock options granted in 1999 to purchase 980,000 shares of common stock to the Company's Chief Executive Officer under the Senior Executive Stock Option Plan. There are no additional shares available for issuance under this plan.

A summary of the Company's stock option activity under all option plans and related information is as follows:

	2004		2003		2002
	Options (in 000's)	Weighted- Average Exercise Price	Options (in 000's)	Weighted- Average Exercise Price	Options (in 000's)	Weighted- Average Exercise Price
Outstanding at beginning of year	4,497	$4.68	4,127	$5.08	3,712	$6.85
Granted	746	4.53	518	1.51	1,340	1.54
Exercised	(35)	2.21	(6)	0.55	(10)	3.07
Forfeited	(24)	2.85	(142)	4.83	(915)	7.10
Expired	(10)	5.98	–	–	–	–
Outstanding at end of year	5,174	$4.68	4,497	$4.68	4,127	$5.08
Exercisable at end of year	3,955	$4.93	3,390	$5.00	1,976	$6.35

A summary of the Company's ranges of exercise prices and weighted-average remaining life and exercise price of options outstanding and of weighted-average exercise price of options currently exercisable under all option plans as of December 31, 2004, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in 000's)	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable (in 000's)	Weighted- Average Exercise Price
$0.36 - $0.78	873	7.4	$0.57	872	$0.57
$1.57 - $2.56	511	8.6	1.63	280	1.68
$3.03 - $3.98	483	6.5	3.77	279	3.69
$4.00 - $6.06	2,560	6.0	5.08	1,779	5.30
$7.00 - $9.88	387	5.9	7.43	385	7.43
$12.25 - $17.88	360	5.2	14.48	360	14.48
	5,174	6.5	$4.68	3,955	$4.93

6.    Stock Purchase Plan

A total of 450,000 shares of common stock are authorized for issuance under the Company's employee stock purchase plan (the "Stock Purchase Plan"). The Stock Purchase Plan permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. 6,692 shares, 31,782 shares and 7,918 shares were issued in 2004, 2003 and 2002, respectively, under the Stock Purchase Plan.

7.    401(k) Savings Plan

The Company makes matching contributions under a 401(k) Savings Plan in cash up to an annual maximum match of $1,000 per employee or, prior to January 1, 2004, its common stock at the election of the employee. The expense for the matching contribution was $23,000, $25,000 and $46,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and $197,000 for the period from May 1, 1994 (inception) through December 31, 2004. 9,399 shares and 17,186 shares were issued in 2003 and 2002, respectively, for the stock matching contribution.

8.    Income Taxes

At December 31, 2004, the Company has available for federal income tax purposes net operating loss carryforwards, subject to review by the Internal Revenue Service, totaling $97.4 million and a general business tax credit of $3.1 million expiring in 2010 through 2024. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax basis resulting from the merger described in Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company.

Significant components of the deferred income taxes are as follows (in thousands):

	December 31,
	2004	2003

Operating loss carryforwards	$39,129	$32,557
General business tax credit carryforwards	3,072	2,614
AMT tax credit carryforwards	10	10
Contributions	1,241	1,139
Compensation related	168	218
Other	375	355
Total deferred income tax asset	43,995	36,893
Valuation allowance	(43,995)	(36,893)
Deferred income tax asset, net	$–	$–

The valuation allowance increased by $7.1 million and $6.5 million during 2004 and 2003, respectively.

For the year ended December 31, 2004, the Company recorded approximately $28,000 related to minimum state capital taxes paid.

9.    Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for its facility and its laboratory and office equipment expiring through 2007. Rental expense under the facility lease is recognized on a straight-line basis. Rental expense under the operating leases was approximately $298,000, $284,000 and $288,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and $2.4 million for the period from May 1, 1994 (inception) through December 31, 2004. As of December 31, 2004, future minimum lease payments due under non-cancelable operating lease agreements with initial terms in excess of one year are $338,000 for 2005, $289,000 for 2006 and $6,000 for 2007.

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

The Company has entered into severance agreements with its officers pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change of control", as defined in the agreement. Specifically, the officer would be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary plus the average of the last two cash bonus payments made to the officer, and to the continuation of group health insurance benefits for up to eighteen months. The foregoing amounts are not payable if termination of the officer is because of his death, by the Company for cause, or by the officer other than for good reason.

A former director of the Company is a party to a Consulting and Finder's Agreement with the Company dated June 4, 1992, and amended February 17, 1995. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology related to TAPET® licensed pursuant to the Company's December 1995 license agreement with Yale (refer to Note 3), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director's death until the $3 million has been paid. Through December 31, 2004, no amounts are due or have been paid under this agreement.

The Company has various commitments relating to its research and license agreements (refer to Note 3).

10.    Related Party Transactions

The Company recorded research and development expense of $200,000, $400,000 and $200,000 for the years ended December 31, 2004, 2003 and 2002, respectively, related to gifts to fund research through March 31, 2006 at the laboratory headed by one of its directors, an affiliate of Yale. Included in the Company's current liabilities at December 31, 2004, was $250,000 for the balance of the gifts to be paid in five equal quarterly installments through the first quarter of 2006.

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

11.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	Quarter				Year 2004
2004	First	Second	Third	Fourth
Revenues	$96	$125	$50	$4	$275
Net loss	(3,258)	(3,669)	(3,906)	(5,222)	(16,055)
Basic and diluted loss per share	(0.07)	(0.07)	(0.07)	(0.09)	(0.30)

2003	Quarter				Year 2003
	First	Second	Third	Fourth
Revenues	$69	$102	$94	$110	$375
Net loss	(2,425)	(3,136)	(2,975)	(3,302)	(11,838)
Basic and diluted loss per share	(0.08)	(0.11)	(0.09)	(0.08)	(0.36)

12.    Subsequent Event

In January 2005, the Company received net proceeds of $30 million from a registered direct offering of 10 million shares of its common stock at $3.25 per share.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.    Controls and Procedures

Controls and Procedures

Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Executive Officers and Directors

The following table contains the names and positions of our executive officers and directors:

Name	Position
Alan Kessman	Chief Executive Officer and Director
Howard B. Johnson	President and Chief Financial Officer
Ivan King, Ph.D.	Vice President—Research and Development
Ann Cahill	Vice President—Clinical Development
Terrence W. Doyle, Ph.D.	Vice President—Chief Scientific Officer
William R. Miller (1,2,3)	Chairman of the Board
Stephen K. Carter, M.D.	Director
Frank T. Cary (1,2,3)	Director
Charles K. MacDonald (1,3)	Director
Alan C. Sartorelli, Ph.D.	Director
Mario Sznol, M.D.	Director

(1)	Member of the Compensation Committee of the Board of Directors.

(2)	Member of the Audit Committee of the Board of Directors.

(3)	Member of the Nominating and Governance Committee of the Board of Directors.

Alan Kessman, age 58, has been our Chief Executive Officer since January 1999 and has served on our Board of Directors since October 1998. Mr. Kessman also served as our President from April 1999 to January 2004. Mr. Kessman is a partner of PS Capital LLC, an international investment and management advisor, and a director of Comdial Corporation, a developer and marketer of voice communication solutions. From 1983 to 1998, Mr. Kessman was chairman, chief executive officer and president of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems.

Howard B. Johnson, age 45, has been our President since January 2004 and our Chief Financial Officer since March 2002. Mr. Johnson was a vice president and a consultant for Nutrition 21, Inc., a nutri-ceutical company, from November 2001 until March 2002. From May 1999 until February 2001, Mr. Johnson was chief financial officer of IBS Interactive, Inc. (now Digital Fusion, Inc.), an information technology services company. Mr. Johnson founded and from 1996 to 1999 was chairman and chief executive officer of MedWorks Corporation, a privately held medical device company. From 1983 to 1993, Mr. Johnson was an investment banker at PaineWebber Group, Inc.

Ivan King, Ph.D., age 49, has been our Vice President of Research and Development since January 2004. Dr. King was our Vice President of Research from July 1998 to January 2004, Senior Director of Biology from April 1997 to July 1998 and Director of Biology from October 1995 to April 1997. From 1990 to 1995, Dr. King was a section leader in the department of tumor biology at Schering-Plough Research Institute in charge of the cell biology and in vivo biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King's first industrial position was as a senior research scientist at Bristol-Myers Squibb Company.

Ann Lee Cahill age 44, has been our Vice President of Clinical Development since October 2004. Ms. Cahill was our Senior Director of Clinical Affairs from October 2003 to October 2004 and Director of Clinical Affairs from January 2002 to October 2003. From 1997 to 2002, Ms. Cahill was a member of the project management group of Schering-Plough Corporation, including leadership roles in clinical affairs for hepatitis and medical oncology. From 1985 to 1997, Ms. Cahill was a physician associate in a medical oncology practice.

Terrence W. Doyle, Ph.D., age 62, has been our Vice President and Chief Scientific Officer since January 2004. Prior to that, Dr. Doyle was our Vice President of Research and Development since the merger with OncoRx, Inc. and served in the same capacity for OncoRx, Inc. from January 1994 until the merger. From 1967 to 1993, Dr. Doyle was an employee of the Bristol-Myers Squibb Company, including from 1990 to 1993 an executive director with Bristol-Myers Squibb Company. Dr. Doyle is the original holder of 47 U.S. patents for anti-infective, anti-inflammatory and anti-tumor agents and the author of over 170 published research articles and abstracts on cancer chemotherapy.

William R. Miller, age 76, has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx, Inc., which merged into the Company (then known as MelaRx, Inc.) in April 1995. Mr. Miller is currently a director of ImClone Systems, Inc., a biotechnology company. From 1964 until his retirement in 1991, Mr. Miller was employed by Bristol-Myers Squibb Company in various positions, including vice chairman of the board commencing in 1985.

Stephen K. Carter, M.D., age 67, has been a director since 2001. Dr. Carter is a director of Cytogen Corp., Alfacell Corp. and Emisphere Technologies Inc. (each a biotechnology company). From 1998 to 2000, Dr. Carter was senior vice president, clinical and regulatory affairs of SUGEN, Inc. (subsequently acquired by Pharmacia & Upjohn, Inc.). From 1995 to 1996, Dr. Carter was senior vice president, research and development with Boehringer Ingelheim Pharmaceuticals, Inc. and from 1982 to 1995 held various positions with Bristol-Myers Squibb Company, including senior vice president, worldwide clinical research and development.

Frank T. Cary, age 84, has been a director since 1995. Mr. Cary is a director of Celgene Corporation (a biopharmaceutical company), Cygnus, Inc. (a developer and marketer of glucose monitoring systems), ICOS Corporation (a biopharmaceutical company), Lincare Holdings Inc. (a provider of respiratory therapy services) and Lexmark International, Inc. (a computer peripherals company). From 1973 to 1981, Mr. Cary was chairman of the board and chief executive officer of IBM.

Charles K. MacDonald, age 46, has been a director since 2000. Mr. MacDonald is the principal and founder of Morgandane Management Corp., an investment advisory firm, since 1997. Mr. MacDonald also serves as a consultant to Elliott Management Corp. From 1987 to 1995, Mr. MacDonald was an analyst and, later, portfolio manager at Stonington Management Corp. (an investment company now known as Elliott Management Corp.).

Alan C. Sartorelli, Ph.D., age 73, has been a director since 1995. Dr. Sartorelli has been an Alfred Gilman Professor of Pharmacology at Yale University School of Medicine since 1967 and Chairman of our Scientific Advisory Board since April 1995. Dr. Sartorelli was Chairman of the OncoRx, Inc. Scientific Advisory Board from May 1993 to April 1995 and director of Yale Comprehensive Cancer Center from 1984 to 1993.

Mario Sznol, M.D., age 47, has been a director since October 2004. Dr. Sznol is a member of the Faculty, Medical Oncology at Yale University School of Medicine. Dr. Sznol was our Vice President of Clinical Affairs from September 1999 to October 2004. From 1994 to 1999, Dr. Sznol served as head of the Biologics Evaluation Section, Investigational Drug Branch, Cancer Therapy Evaluation Program, Division of Cancer Treatment and Diagnosis of the National Cancer Institute, or NCI, an institute of the National Institutes of Health. Prior to joining the NCI, Dr. Sznol conducted his fellowship in Medical Oncology, Department of Neoplastic Diseases of Mt. Sinai School of Medicine in New York City, and his residency in Internal Medicine at Baylor College of Medicine in Houston.

Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are elected by the board annually and serve for such period or until their earlier resignation or removal by the board.

Audit Committee Financial Expert

Our board of directors has determined that Mr. Miller who serves on its audit committee qualifies as "audit committee financial expert" (as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002). Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934 and has also determined that all members of the audit committee are "independent", as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Currently, our audit committee members are William R. Miller and Frank T. Cary.

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

Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2004 all Section 16(a) filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applying to our directors, officers and employees, as well as a Code of Ethics that applies to our chief executive officer and senior financial officers. The codes have been posted on our website, www.vionpharm.com.

ITEM 11.    Executive Compensation

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer, to our four most highly compensated current executive officers and to one former executive officer during the 2004 fiscal year for services rendered to us in all capacities during the three fiscal years ended December 31, 2004.

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation	Securities Underlying Options/ SARs (14) (#)	All Other Compensation ($)
Alan Kessman	2004	$412,000	(11)	$100,000	(3)	150,000	$1,000	(8)
— Chief Executive Officer (1)	2003	$412,000	(2)	—	(3)	80,000	$14,200	(4)
	2002	$412,000	(5)	—	(3)	150,000	$15,010	(6)
Howard B. Johnson	2004	$250,000	(11)	$25,001	(3)	100,000	—
— President and Chief Financial	2003	$200,000	(2)	—	(3)	60,000	—
Officer (10)	2002	$200,000	(9)	—	(3)	422,499	—
Ivan King, Ph.D.	2004	$208,000	(11)	$20,800	(3)	50,000	$1,000	(8)
— Vice President, Research and	2003	$200,000	(2)	—	(3)	40,000	$1,000	(8)
Development	2002	$200,000	(9)	—	(3)	65,000	$1,500	(8)
Ann Lee Cahill	2004	$184,800		$15,400	(3)	105,000	$1,000	(8)
— Vice President, Clinical	2003	—		—	—	—	—
Development (12)	2002	—		—	—	—	—
Terrence W. Doyle, Ph.D.	2004	$224,973	(11)	$4,500	(3)	—	$1,000	(8)
— Vice President, Chief Scientific	2003	$216,320	(2)	—	(3)	10,000	$1,500	(8)
Officer (7)	2002	$216,320	(9)	—	(3)	38,415	$1,500	(8)
Mario Sznol, M.D.	2004	$234,600	(11)	$7,819	(3)	—	$42,893	(13)
— Vice President, Clinical	2003	$225,576	(2)	—	(3)	50,000	$1,000	(8)
Affairs (14)	2002	$225,576	(9)	—	(3)	65,936	$1,500	(8)

(1)	We are a party to an employment agreement with Mr. Kessman. See "— Employment Agreements."

(2)	Includes salary deferred in connection with our plan to conserve cash resources announced in May 2002 net of payments of the deferred salary beginning August 1, 2003, as follows: Mr. Kessman — $14,274; Mr. Johnson — $3,889; Dr. King — $3,889; Dr. Doyle — $4,203; and Dr. Sznol — $4,387.

(3)	Aggregate amount of such compensation is less than the lesser of $50,000 or 10% of the total salary and bonus reported for the indicated person.

(4)	Consists of life and disability insurance payments.

(5)	Includes $77,000 paid pursuant to our December 2001 consulting agreement with PS Capital LLC of which Mr. Kessman is a controlling member. Includes $100,333 of salary and consulting payments to PS Capital deferred as part of the realignment plan we announced in May 2002. In August 2003, we reinstated the full salaries of our named executive officers and repaid the salary deferrals over the twelve month period ended July 31, 2004.

(6)	Consists of life and disability insurance payments of $13,510 and matching contribution to the Company's 401(k) Savings Plan of $1,500.

(7)	In January 2004, we entered into a consulting agreement with Gemin X, Inc. (Gemin X), under which Dr. Doyle renders consulting services to Gemin X. Gemin X paid us $213,325 for Dr. Doyle's consulting for the year ended December 31, 2004.

(8)	Consists of matching contribution to the Company's 401(k) Savings Plan.

(9)	Includes salary deferred in connection with our realignment plan announced in May 2002 as follows: Mr. Johnson — $23,333; Dr. King — $23,333; Dr. Doyle — $25,237; and Dr. Sznol — $26,317. In August 2003, we reinstated the full salaries of our named executive officers and repaid the salary deferrals over the twelve month period ended July 31, 2004.

(10)	Mr. Johnson was hired on March 18, 2002.

(11)	Excludes 2004 payments of salary deferrals in 2002-2003 in connection with our realignment plan announced in May 2002 as follows: Mr. Kessman — $114,607; Mr. Johnson — $27,222; Dr. King — $27,222; Dr. Doyle — $29,440; and Dr. Sznol — $30,704.

(12)	Ms. Cahill was named an executive officer on October 15, 2004.

(13)	Consists of payment of accrued vacation of $41,893 and matching contribution to the Company's 401(k) Savings Plan of $1,000.

(14)	Dr. Sznol resigned on October 15, 2004 and joined our Board of Directors. He was granted an initial director option on October 15, 2004. See "— Director Compensation."

Option Grants in Last Fiscal Year

The following table sets forth the grant of stock options made during the year ended December 31, 2004 to the persons named in the Summary Compensation Table:

Name (a)	Number of Securities Underlying Options Granted (1) (b)	% of Total Options Granted to Employees in Fiscal Period (2) (c)	Exercise of Base Price ($/Sh) (3) (d)	Expiration Date (e)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($) (f)	10% ($) (g)
Alan Kessman	150,000	20.1%	$4.70	12/8/2014	$443,371	$1,123,588
Howard B. Johnson	100,000	13.4%	$4.70	12/8/2014	$295,580	$749,059
Ivan King, Ph.D.	50,000	6.7%	$4.70	12/8/2014	$147,790	$374,529
Ann Lee Cahill	55,000	7.4%	$4.31	10/15/2014	$149,079	$377,797
	50,000	6.7%	$4.70	12/8/2014	$147,790	$374,529
Terrence W. Doyle, Ph.D.	—	—	—	—	—	—
Mario Sznol, M.D. (4)	—	—	—	—	—	—

(1)	Mr. Kessman's option grant vests 100% on December 8, 2005. Ms. Cahill's option grant for 55,000 shares of common stock vests 25% on October 15, 2005, 50% on October 15, 2006, 75% on October 15, 2007 and 100% on October 15, 2008. All other option grants vest 25% on December 8, 2005, 50% on December 8, 2006, 75% on December 8, 2007 and 100% on December 8, 2008.

(2)	Computed based on an aggregate of 745,700 shares issuable upon exercise of options granted to employees during the year ended December 31, 2004.

(3)	For all option grants, the exercise price was equal to the market value of the underlying common stock at the date of grant.

(4)	Dr. Sznol resigned on October 15, 2004 and joined our Board of Directors. He was granted an initial director option on October 15, 2004. See "— Director Compensation."

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth information with respect to stock options exercised in 2004 and unexercised stock options held by the persons named in the Summary Compensation Table at December 31, 2004.

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In- the-Money Options at Fiscal Year-End ($) (1)
			Exercisable (d)	Unexercisable (e)	Exercisable (f)	Unexercisable (g)
Alan Kessman	—	$—	1,352,927	190,000	$788,340	$124,800
Howard B. Johnson	—	$—	267,499	315,000	$504,296	$266,550
Ivan King, Ph.D.	—	$—	311,215	86,667	$347,944	$83,201
Ann Lee Cahill	—	$—	30,833	119,167	$93,199	$41,701
Terrence W. Doyle, Ph.D.	—	$—	217,200	16,667	$191,391	$20,801
Mario Sznol, M.D.(2)	—	$—	389,669	44,584	$324,973	$104,002

(1)	Computed based upon the difference between the closing price of the Company's common stock on December 31, 2004 ($4.69) and the exercise price.

(2)	Dr. Sznol resigned on October 15, 2004 and joined our Board of Directors. Excludes an initial director option granted to Dr. Sznol on October 15, 2004. See "— Director Compensation."

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

Severance Agreements

We entered into severance agreements with Howard B. Johnson, our President and Chief Financial Officer, Dr. Ivan King, our Vice President of Research and Development, Ann Lee Cahill, our Vice President of Clinical Development and Dr. Terrence W. Doyle, our Vice President and Chief Scientific Officer, pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a "change in control," as defined in the agreement. Specifically, if a "change in control" occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer's monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The officer would also be entitled to all payments necessary to provide him with group health insurance benefits substantially similar to those which he was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date he has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of his death, by us for cause, or by the officer other than for good reason.

Compensation of Directors

Directors are reimbursed for expenses actually incurred in attending a board or committee meeting. We also pay the Chairman of the Board $4,000 in cash or stock options for each meeting of the Board of Directors attended and each other non-employee director $1,000 in cash or stock options for each such meeting attended. Directors received cash for each such meeting attended in 2004. Directors who are not employees or principal stockholders are also entitled to automatic grants of options under our 2003 Stock Option Plan. Eligible directors are granted an option to purchase 20,000 shares of common stock on the date such person is first elected or appointed a director. Further, on the day immediately following the date of each annual meeting of stockholders, each eligible director, other than directors who received an initial director option within 180 days preceding such annual meeting, is granted an option to purchase 15,000 shares of common stock (20,000 shares in the case of the Chairman of the Board) on the day immediately following the date of each annual meeting of stockholders. The exercise price for each share subject to a director option shall be equal to the fair market value of the common stock on the date of grant. Director options vest after one year or earlier on a change of control. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (ii) one year after termination of service as a director. Director options which are not vested expire immediately upon termination of service as a director. During 2004, Mr. MacDonald, Mr. Cary, Dr. Carter, Dr. Sartorelli and a former director were each granted a ten-year option to purchase 15,000 shares of common stock and Mr. Miller was granted a ten-year option to purchase 20,000 shares of common stock at an exercise price of $4.04. Dr. Sznol was granted a ten-year option to purchase 20,000 shares of common stock at an exercise price of $4.31 when he was first elected a director on October 15, 2004.

During the year, we modified certain options to Dr. Sznol upon his termination as an employee and appointment to the Board of Directors. The options were modified, as allowed under the stock option plan agreements, to permit retention upon termination of employment, in connection with his on-going service to the Company as a non-employee director.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks or insider participation.

Compensation Committee Report on Executive Compensation

This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Executive Officers during the year ended December 31, 2004.

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

Components of Compensation.    The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

•	Base Salary. The Compensation Committee periodically reviews the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry. For most of 2003, the Company's executives deferred a portion of their base salary until the Company could raise funds for operations. In August 2003, the Company reinstated the full salaries for its executive officers and repaid the deferrals amounts during the twelve month period ended July 31, 2004.

•	Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in stockholder value. Annual bonus payments are based on the individual's and the Company's performance. The Company's 2003 Stock Option Plan allows the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common Stock. Under the terms of the 2003 Stock Option Plan, the Board of Directors and the Compensation Committee have authority to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock option grants reward executive officers only to the extent that stockholders have benefited from increases in the value of the Company's Common Stock.

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

Tax Deductibility.    Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to Named Executive Officers, excluding performance-based compensation. Through December 31, 2004, this provision has not limited our ability to deduct executive compensation, but the Compensation Committee will continue to monitor the potential impact of Section 162(m) on our ability to deduct executive compensation.

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

The following table sets forth information as of March 1, 2005 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the Securities and Exchange Commission (the "SEC")) of our Common Stock: (i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each executive officer named in the Summary Compensation Table; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

Directors and Officers	Number of Shares Beneficially Owned		Percent of Outstanding Shares of Common Stock
Stephen K. Carter, M.D.	67,051	(1)	*
Frank T. Cary	169,165	(2)	*
Charles K. MacDonald	82,051	(3)	*
William R. Miller	361,359	(4)	*
Alan C. Sartorelli, Ph.D.	506,713	(5)	*
Mario Sznol, M.D.	397,161	(6)	*
Alan Kessman	1,401,574	(7)	2.1%
Howard B. Johnson	354,999	(8)	*
Ivan King, Ph.D.	323,659	(9)	*
Ann Lee Cahill	44,290	(10)	*
Terrence W. Doyle, Ph.D.	456,893	(11)	*
All directors and executive officers as a group (11 persons)	4,164,915	(12)	6.0%

Other Beneficial Owners
Raj Rajaratnam
Galleon Management, L.L.C.
Galleon Management, L.P.
Galleon Advisors, L.L.C.
Galleon Capital Partners, L.P.
Galleon Captains Offshore, Ltd.
Galleon Healthcare Partners, L.P.
Galleon Healthcare Offshore, Ltd. 135 East 57th Street, 16th Floor New York, NY 10022	3,979,671	(13)	6.0%

*	Less than one percent

(1)	Reflects 67,051 shares issuable upon exercise of options.

(2)	Reflects 106,447 shares issuable upon exercise of options.

(3)	Reflects 82,051 shares issuable upon exercise of options.

(4)	Reflects 171,953 shares issuable upon exercise of options.

(5)	Reflects 190,874 shares beneficially owned by Dr. Sartorelli's wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also reflects 106,508 shares issuable upon exercise of options.

(6)	Reflects 389,669 shares issuable upon exercise of options.

(7)	Reflects 12,756 shares held by a family trust of which Mr. Kessman is a controlling member. Also reflects 1,352,927 shares issuable upon exercise of options.

(8)	Reflects 354,999 shares issuable upon exercise of options.

(9)	Reflects 311,215 shares issuable upon exercise of options.

(10)	Reflects 34,583 shares issuable upon exercise of options.

(11)	Reflects 43,400 shares held by Dr. Doyle's wife, as to which Dr. Doyle disclaims beneficial ownership. Also reflects 217,200 shares issuable upon exercise of options.

(12)	Reflects 3,194,603 shares issuable upon exercise of options.

(13)	Based on data set forth in an amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2005. Of the shares of our common stock being reported as beneficially owned by: (i) 3,979,671 are held by Raj Rajaratnam; (ii) 3,979,671 shares are held by Galleon Management, L.L.C.; (iii) 3,979,671 shares are held by Galleon Management, L.P.; (iv) 507,950 are held by Galleon Advisors, L.L.C.; (v) 200,600 are held by Galleon Captains Partners, L.P.; (vi) 1,360,748 are held by Galleon Captains Offshore, Ltd.; (vii) 307,350 are held by Galleon Healthcare Partners, L.P.; and (viii) 2,110,973 shares are held by Galleon Healthcare Offshore, Ltd. Pursuant to the partnership agreement of Galleon Captains Partners, L.P. and Galleon Healthcare Partners, L.P., Galleon Management, L.P. and Galleon Advisors, L.L.C. share all investment and voting power with respect to the securities held by Galleon Captains Partners, L.P. and Galleon Healthcare Partners, L.P. Pursuant to an investment management agreement, Galleon Management, L.P. has all investment and voting power with respect to the securities held by Galleon Captains Offshore, Ltd. and Galleon Healthcare Offshore, Ltd. Raj Rajaratnam, as the managing member of Galleon Management, L.L.C., controls Galleon Management, L.L.C., which, as the general partner of Galleon Management, L.P., controls Galleon Management, L.P. Raj Rajaratnam, as the managing member of Galleon Advisors, L.L.C., also controls Galleon Advisors, L.L.C. The shares reported herein by Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. may be deemed beneficially owned as a result of the purchase of such shares by Galleon Captains Partners, L.P., Galleon Captains Offshore, Ltd., Galleon Healthcare Partners, L.P., and Galleon Healthcare Offshore, Ltd., as the case may be. Each of Raj Rajaratnam, Galleon Management, L.P., Galleon Management, L.L.C., and Galleon Advisors, L.L.C. disclaims any beneficial ownership of the shares reported herein, except to the extent of any pecuniary interest therein.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans as of December 31, 2004.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options($)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans
Plans approved by stockholders:
2003 Stock Option Plan	1,218,093	$3.38	781,907
1993 Stock Option Plan (1)	3,007,641	$4.90	—
2000 Stock Purchase Plan	(2)	(2)	399,151

Equity compensation plans not approved by stockholders (3)	10,147,115	$3.02	—

(1)	We no longer grant stock options under our 1993 Stock Option Plan, which expired on April 15, 2003.

(2)	Under our 2000 Employee Stock Purchase Plan, participants are permitted to purchase our common stock during the stock offering period. Accordingly, these numbers are not determinable.

(3)	Reflects the following:

(a)	Outstanding warrants to purchase 1,192,349 shares of our common stock at $2.20 per share issued to investors in connection with our June 2003 private placement expiring on June 23, 2008. We registered the resale of these shares by the investors pursuant to a registration statement on Form S-3;

(b)	Outstanding warrants to purchase 4,439,313 shares of our common stock at $2.50 per share issued to investors and a placement agent in connection with our private placement expiring on September 19, 2008. We registered the resale of these shares by the investors and placement agent pursuant to a registration statement on Form S-3;

(c)	Outstanding warrants to purchase 3,567,309 shares of our common stock at $3.25 per share issued to investors and a placement agent in connection with our private placement expiring on February 11, 2009. We registered the resale of these shares by the investors and placement agent pursuant to a registration statement on Form S-3; and

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

Administration.    The Board has appointed its Compensation Committee (the "Committee") to administer the plan. Subject to the limitations of the plan, the Committee has broad authority under the plan.

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

ITEM 13.    Certain Relationships and Related Transactions

We recorded research and development expense of $200,000 during 2004 related to a gift to fund research through March 31, 2006 at the laboratory headed by Dr. Sartorelli. The balance of gifts of $250,000 at December 31, 2004 will be paid in five equal quarterly installments through the first quarter of 2006.

ITEM 14.    Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP, our independent registered public accountants, in 2004 and 2003:

	Years ended December 31,
	2004		2003
	Fees	% Approved by the Audit Committee	Fees	% Approved by the Audit Committee
Audit fees	$166,195	100%	$114,550	100%
Audit related fees	—	—	—	—
Tax fees	28,000	100%	25,200	100%
All other fees	1,590	100%	—	—
Total	$195,785		$139,750

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC. The fees for 2004 include $73,000 of accrued audit fees for third-quarter 2004 review and the 2004 year-end audit that were not billed until 2005. The fees for 2003 include $62,150 of accrued audit fees for the 2003 year-end audit that were not billed until 2004.

Audit Related Fees consist of fees billed for transaction consultations.

Tax Fees consist of fees billed for tax compliance services.

All Other Fees consist of a subscription fee for an online accounting research database.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of our Board of Directors is responsible, among other matters, for the oversight of the external auditor. The Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent registered public accountants (the "Policy").

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a) 1.    Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

Page
Reports of Independent Registered Public Accounting Firm	32
Consolidated Balance Sheets as of December 31, 2004 and 2003	34
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002 and for the Period from May 1, 1994 (Inception) through December 31, 2004	35
Consolidated Statement of Changes in Shareholders' Equity for the Period from May 1, 1994 (Inception) Through December 31, 2004	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 and for the Period from May 1, 1994 (Inception) through December 31, 2004	39
Notes to Consolidated Financial Statements	40

2.    Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

3.    Exhibits

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and OncoRx, Inc. dated as of April 19, 1995 (1)
2.2	—	Certificate of Merger, dated April 20, 1995 (1)
3.1	—	Restated Certificate of Incorporation, as amended (2)
3.2	—	By-laws, as amended (2)
3.3	—	Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of July 26, 2001 (13)
3.4	—	Certificate of Amendment to the Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of June 10, 2004 (22)
4.1	—	Rights Agreement dated as of October 26, 1998 between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto) (3)
4.2	—	Revised form of Warrant Agreement by and between Vion Pharmaceuticals, Inc. and Brean Murray & Co., Inc. (4)
4.3	—	Form of Underwriter's Warrant (included as Exhibit A to Exhibit 4.2 above) (4)
4.4	—	Amendment No. 1 to Rights Agreement between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company dated as of August 16, 2004 (23)
10.1	—	License Agreement between Yale University and OncoRx, Inc. dated as of August 31, 1994 (1,16)

Exhibit No.		Description
10.2	—	Letter Agreement between Yale University and OncoRx, Inc. dated August 19, 1994 (1)
10.3	—	Extension Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of July 1, 1992 (1)
10.4	—	License Agreement between Yale University and OncoRx Corporation dated as of November 15, 1995 (15)
10.5	—	Letter Agreement between Yale University and MelaRx Pharmaceuticals, Inc., dated as of February 2, 1995 (1)
10.6	—	Reserved
10.7	—	Reserved
10.8	—	License Agreement between Yale University and OncoRx, Inc. dated as of December 15, 1995 (15)
10.9	—	Reserved
10.10	—	Reserved
10.11	—	Reserved
10.12	—	Consulting and Finder's Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as amended by Agreement dated February 17, 1995 (1)
10.13	—	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI, dated January 9, 2003 (15)
10.14	—	Letter Agreement between Yale University and OncoRx, Inc. (formerly MelaRx Pharmaceuticals, Inc.), dated July 5, 1995 (1)
10.15	—	Reserved
10.16	—	Reserved
10.17	—	Reserved
10.18	—	Reserved
10.19	—	Amendment No. 1 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.20	—	Amendment No. 2 to License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of June 12, 1997 (9)
10.21	—	Collaborative Development and Distribution Agreement between Boehringer Ingelheim International GmbH and Vion Pharmaceuticals, Inc. dated November 24, 1997 (6,25)
10.22	—	Reserved
10.23	—	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of March 3, 2003 (16,25)
10.24	—	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of September 25, 1998 (10)
10.25	—	Form of Severance Agreement between the Company and Terrence W. Doyle, Ivan King, Howard B. Johnson, Mario Sznol, Bijan Almassian and Ann Lee Cahill (11)
10.26	—	Reserved

Exhibit No.		Description
10.27	—	Senior Executive Stock Option Plan (11)
10.28	—	Reserved
10.29	—	Development and License Agreement dated December 1, 1999 between the Company and Boehringer Ingelheim International GmbH (12,25)
10.30	—	Reserved
10.31	—	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated as of January 31, 2000 (13, 25)
10.32	—	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001 (14)
10.33	—	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended (14)
10.34	—	Securities Purchase Agreement as of June 19, 2003 (17)
10.35	—	Registration Rights Agreement as of June 19, 2003 (17)
10.36	—	Form of Warrant (17)
10.37	—	Securities Purchase Agreement as of September 8, 2003 (18)
10.38	—	Registration Rights Agreement as of September 8, 2003 (18)
10.39	—	Form of Warrant (18)
10.40	—	Research Services Agreement between Vion Pharmaceuticals, Inc. and Eli Lilly and Company as of September 8, 2003 (19,25)
10.41	—	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003 (19,25)
10.42	—	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated as of November 3, 2003 (19)
10.43	—	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003 (25)
10.44	—	Securities Purchase Agreement as of February 9, 2004 (20)
10.45	—	Registration Rights Agreement as of February 9, 2004 (20)
10.46	—	Form of Warrant (20)
10.47	—	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004 (21,26)
10.48	—	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, as amended (through June 2004) (22)
10.49	—	Form of Stock Option Agreement for Executive Officers (22)
10.50	—	Amendment to Option Agreements with Mario Sznol (22)
10.51	—	Consulting Agreement between Vion Pharmaceuticals, Inc. and Mario Sznol dated October 15, 2004 (24)

Exhibit No.	Description
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 26, 1998.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-83837), effective October 26, 1999.
(5)	Reserved
(6)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(7)	Reserved
(8)	Reserved
(9)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.
(13)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(14)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(15)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(16)	Incorporated by reference to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 20, 2003.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on September 10, 2003.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(20)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 11, 2004.
(21)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on March 18, 2004.

(22)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(23)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 16, 2004.
(24)	Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 9, 2004.
(25)	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(26)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VION PHARMACEUTICALS, INC.

Date: March 15, 2005  By: /s/ Alan Kessman

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

Signature	Title	Date

/s/ William R. Miller	Chairman of the Board	March 15, 2005

William R. Miller

/s/ Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

Alan Kessman

/s/ Howard B. Johnson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

Howard B. Johnson

/s/ Karen Schmedlin	Controller and Secretary	March 15, 2005

Karen Schmedlin

/s/ Stephen K. Carter, M.D.	Director	March 15, 2005

Stephen K. Carter, M.D.

/s/ Frank T. Cary	Director	March 15, 2005

Frank T. Cary

/s/ Charles K. MacDonald	Director	March 15, 2005

Charles K. MacDonald

/s/ Alan C. Sartorelli, Ph.D.	Director	March 15, 2005

Alan C. Sartorelli, Ph.D.

/s/ Mario Sznol, M.D.	Director	March 15, 2005

Mario Sznol M.D.