Form 10-Q
period 2005-06-30
VION PHARMACEUTICALS INC
filed 2005-08-08
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes       No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes       No

The number of shares outstanding of the registrant's common stock as of August 3, 2005 was 65,983,226.

VION PHARMACEUTICALS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

SIGNATURES

In this report, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Vion" refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$62,289	$41,729
Accounts receivable	14	13
Prepaid expenses	279	362
Total current assets	62,582	42,104
Property and equipment, net	599	515
Security deposits	25	25
Total assets	$63,206	$42,644
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accrued expenses	$4,467	$5,130
Accounts payable	983	567
Accrued payroll and payroll-related expenses	509	354
Deferred revenue	18	18
Total current liabilities	5,977	6,069
Deferred revenue	351	360
Total liabilities	6,328	6,429
Shareholders' Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares; issued and outstanding: 65,978,042 and 55,860,313 shares at June 30, 2005 and December 31, 2004, respectively	660	559
Additional paid-in-capital	197,642	167,421
Deficit accumulated during the development stage	(141,424)	(131,765)
	56,878	36,215
Total liabilities and shareholders' equity	$63,206	$42,644

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from May 1, 1994 (Inception) through June 30, 2005
(In thousands, except per share data)	2005	2004	2005	2004
Revenues:
Technology license fees	$6	$8	$11	$17	$4,498
Research and laboratory support fees	1	80	1	104	5,932
Contract research grants	—	37	—	100	2,501
Total revenues	7	125	12	221	12,931
Operating expenses:
Clinical trials	2,626	2,029	5,675	3,834	42,187
Other research and development	1,958	1,162	3,103	2,119	70,109
Total research and development	4,584	3,191	8,778	5,953	112,296
General and administrative	981	726	1,672	1,343	29,381
Total operating expenses	5,565	3,917	10,450	7,296	141,677
Loss from operations	(5,558)	(3,792)	(10,438)	(7,075)	(128,746)
Interest income	454	115	795	206	6,215
Interest expense	—	—	—	—	(210)
Other income (expense)	8	8	6	(24)	(112)
Loss before income taxes	(5,096)	(3,669)	(9,637)	(6,893)	(122,853)
Income tax provision	11	—	22	34	(173)
Net loss	(5,107)	(3,669)	(9,659)	(6,927)	(122,680)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(5,107)	$(3,669)	$(9,659)	$(6,927)	$(141,169)
Loss applicable to common shareholders per share	$(0.08)	$(0.07)	$(0.15)	$(0.13)
Weighted-average number of shares of common stock outstanding	65,932	55,325	64,298	51,317

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2004	55,860,313	$559	$167,421	$(131,765)	$36,215
Direct offering – January 2005	10,000,000	100	30,095		30,195
Exercise of stock options	114,317	1	114		115
Issuance under employee benefit plans	3,412		12		12
Net loss and comprehensive loss				(9,659)	(9,659)
Balance at June 30, 2005	65,978,042	$660	$197,642	$(141,424)	$56,878

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For The Period From May 1, 1994 (Inception) through June 30, 2005
(In thousands)	2005	2004
Cash flows from operating activities:
Net loss	$(9,659)	$(6,927)	$(122,680)
Adjustments to reconcile net loss to net cash used in operating activities –
Depreciation and amortization	108	93	2,936
Loss on equipment disposals	—	—	12
(Decrease) increase in deferred revenue	(9)	(9)	369
Purchased research and development	—	—	4,481
Non-cash compensation	—	—	1,068
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities− Receivables and prepaid expenses	82	163	(292)
Other assets	—	—	(22)
Current liabilities	(92)	(30)	5,924
Net cash used in operating activities	(9,570)	(6,710)	(107,090)
Cash flows from investing activities:
Purchases of marketable securities	—	(61,901)	(321,052)
Maturities of marketable securities	—	76,401	321,052
Acquisition of equipment	(192)	(29)	(2,603)
Net cash (used in) provided by investing activities	(192)	14,471	(2,603)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuance of common stock	30,322	33,026	112,114
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	—	6,120	7,456
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	30,322	39,146	171,982
Change in cash and cash equivalents	20,560	46,907	62,289
Cash and cash equivalents, beginning of period	41,729	1,219	—
Cash and cash equivalents, end of period	$62,289	$48,126	$62,289
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$210
Cash paid for taxes	$35	$3	$59

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	The Company

Vion Pharmaceuticals, Inc. (the "Company") is a development stage company engaged in the development of therapeutics for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

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

3.	Registered Direct Offering of Common Stock

In January 2005, the Company received net proceeds of $30.2 million from a registered direct offering of 10 million shares of its common stock at $3.25 per share.

4.	Per Share Data – Anti-dilution

As of June 30, 2005, the Company had outstanding warrants to purchase 9,198,971 shares of its common stock at exercise prices between $2.20 and $3.25 per share, and outstanding stock options to purchase 5,099,311 shares of its common stock at exercise prices between $0.36 and $17.88 per share. These warrants and options were excluded from the computation of diluted loss per share because such warrants and options were anti-dilutive in the respective periods presented.

5.	Income Taxes

For the six months ended June 30, 2005 and 2004, the Company recorded a provision of $22,000 and $34,000, respectively, for minimum state capital taxes.

6.	Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. For the six-month periods ended June 30, 2005 and 2004, no stock-based compensation cost is reflected in the Company's reported net loss.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.77%	4.12%	3.87%	4.09%
Expected volatility	54%	83%	55%	85%
Expected life (in years)	5.81	5.90	5.82	5.90
Expected dividend yield	0%	0%	0%	0%

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (May 1, 1994) through June 30, 2005
	2005	2004	2005	2004
Reported net loss	$(5,107)	$(3,669)	$(9,659)	$(6,927)	$(122,680)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—	768
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(450)	(409)	(901)	(947)	(21,902)
Pro forma net loss	(5,557)	(4,078)	(10,560)	(7,874)	(143,814)
Pro forma preferred stock dividend and accretion	—	—	—	—	(18,489)
Pro forma loss applicable to common shareholders	$(5,557)	$(4,078)	$(10,560)	$(7,874)	$(162,303)
Reported basic and diluted loss applicable to common shareholders per share	$(0.08)	$(0.07)	$(0.15)	$(0.13)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.08)	$(0.07)	$(0.16)	$(0.15)

In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of these instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including grants of stock options and purchases under employee stock purchase plans, for all awards granted, modified, repurchased or canceled after the effective date. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense under APB 25 and provide pro forma disclosures required by SFAS 123. We will be required to adopt SFAS 123R and recognize expense for share-based compensation in our consolidated financial statements no later than the interim period beginning January 1, 2006. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether we will early adopt SFAS 123R or whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

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

Overview

We are a development stage company engaged in the development of therapeutics for the treatment of cancer. Our activities to date have consisted primarily of research and product development, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Historically, our revenues have primarily consisted of contract research grants, technology license fees, and research and laboratory support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

Our plan of operations for the next 12 months includes the following elements:

•	Conduct Phase I, Phase II and Phase III clinical studies of CLORETAZINETM (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product and make payments related to certain patient costs for a Phase I study of CLORETAZINETM (VNP40101M) in pediatric brain tumors and a Phase II study of CLORETAZINETM (VNP40101M) in adult brain tumors conducted under investigators' INDs;

•	Conduct Phase II clinical studies of an intravenous formulation of Triapine® in combination with standard chemotherapy treatments;

•	Provide product for Phase I and Phase II clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine® as a single agent and in combination with standard chemotherapy treatments;

•	Conduct Phase I clinical studies of an oral formulation of Triapine® and provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Conduct additional clinical trials of Triapine® and/or CLORETAZINETM (VNP40101M), depending on the results of the clinical trials already underway;

•	Continue to conduct internal product development studies with respect to our clinical products and other product candidates that we may identify, including KS119W and heterocyclic hydrazones;

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (CLORETAZINETM (VNP40101M) and Triapine® ), two product development programs in preclinical development (KS119W and heterocyclic hydrazones) and one product development program for which we are seeking a development partner (TAPET®). The following table provides information on clinical trials sponsored by us that were open for patient accrual as of July 25, 2005.

Product	Trial	Trial Commencement Date
CLORETAZINE™ (VNP40101M)	Phase I/II trial in refractory or relapsed chronic lymphocytic leukemia or Richter's syndrome	July 2005
	Phase III trial in relapsed acute myelogenous leukemia in combination with Ara-C	March 2005
	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004
Triapine®	Phase II trial of 24-hour infusion in combination with gemcitabine in pancreatic cancer	September 2004

In addition to the above-listed clinical trials for CLORETAZINETM (VNP40101M) which are sponsored by us, a Phase II trial in adult brain tumors was initiated in May 2004 under an investigator's IND. Additionally, a Phase I trial in pediatric brain tumors was initiated in April 2005 by the Pediatric Brain Tumor Consortium (PBTC) under an investigator's IND. We provide product for these trials and incur certain costs related to patient enrollment.

In addition to the above-listed clinical trial for Triapine® which is sponsored by us, the NCI is also sponsoring Phase I and Phase II single agent or combination clinical trials of that compound. In January 2004, we announced the first trial to open under NCI sponsorship. We provide product for the NCI trials.

Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. The types of costs incurred during a clinical trial vary depending upon the type of product candidate, the disease treated and the nature of the study.

We expect that we will need to enter into and complete Phase III clinical trials of our products in order to apply for regulatory approval. If we achieve successful completion of Phase III trials, which have commenced or which we may in the future commence, of which there can be no certainty, we intend to submit the results to the U.S. Food and Drug Administration (FDA) to support regulatory approval of the product. However, we cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed to enter into Phase III or registrational clinical trials, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating disease or may have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results or in applying for or obtaining regulatory approvals. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.

We budget and monitor our research and development costs by category. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies.

Given the uncertainties related to pharmaceutical product development, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our product development projects until and unless a product candidate becomes a profitable commercial product.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded of certain research and development tax credits to the State of Connecticut and the provisions recorded for minimum state capital taxes, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of June 30, 2005. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to reduce the valuation allowance in that period of determination would be made.

Stock-Based Compensation

We measure stock-based compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, and provide required disclosures under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock –Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure ("SFAS 148").

Recently Enacted Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of these instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including grants of stock options and purchases under employee stock purchase plans, for all awards granted, modified, repurchased or canceled after the effective date. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense under APB 25 and provide pro forma disclosures required by SFAS 123. We will be required to adopt SFAS 123R and recognize expense for share-based compensation in our consolidated financial statements no later than the interim period beginning January 1, 2006. See Note 6 in our Notes to Condensed Consolidated Financial Statements for the pro forma net loss and net loss per share amounts for the periods presented as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for share-based payments to employees. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether we will early adopt SFAS 123R or whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

Revenues.    Revenues were $7,000 for the three months ended June 30, 2005, compared to $125,000 for the same period in 2004. The decrease was due primarily to lower revenues from research and laboratory support service fees, and lower revenues from contract research grants. All revenues under contract research grants have been fully recognized as all grants have expired. Accordingly, we have no material source of revenues.

Research and Development Expenses.    Total research and development ("R&D") expenses were $4.6 million for the three-month period ended June 30, 2005, compared to $3.2 million for the same period in 2004 as a result of higher clinical trials expenses of $597,000 and higher other R&D expenses of $796,000. The increase in clinical trials expenses was due primarily to higher spending of $929,000 for clinical trials of CLORETAZINETM (VNP40101M), mainly as a result of costs associated with the initiation of a Phase III trial in March 2005 in relapsed acute myelogenous leukemia as well as higher clinical consulting fees of $118,000, partially offset by lower spending of $479,000 for Triapine® trials due to fewer trials of that drug being open to patient accrual. The increase in other R&D expenses was primarily due to costs associated with our preclinical product development as well as higher payroll costs due to the addition of new employees. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III clinical trial of CLORETAZINETM (VNP40101M), and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $981,000 for the three-month period ended June 30, 2005 as compared to $726,000 for the same period in 2004. The increase was primarily due to higher bonus expense for employees, legal fees for corporate matters, professional fees for benefit consulting and executive search fees incurred in connection with recruitment of new members to our board of directors and ongoing recruiting efforts for additional employees.

Interest Income.    Interest income was $454,000 for the three months ended June 30, 2005, as compared to $115,000 for the same 2004 period. The increase was primarily due to higher interest rates and, to a lesser extent, higher levels of invested funds in 2005 as a result of net proceeds received from a registered direct offering of our common stock in January 2005.

Other Income (Expense).    Other income was $8,000 for each of the three-month periods ended June 30, 2005 and 2004. Other income reflects foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three months ended June 30, 2005 and 2004, a provision for minimum state capital taxes was recorded of $11,000 and $0, respectively.

Net Loss.    The net loss was $5.1 million, or $0.08 per share based on weighted average shares outstanding of 65.9 million, for the three months ended June 30, 2005, compared to a net loss of $3.7 million, or $0.07 per share based on weighted average shares outstanding of 55.3 million, for the same 2004 period.

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

Revenues.    Revenues were $12,000 for the six months ended June 30, 2005, compared to $221,000 for the same period in 2004. The decrease was due primarily to lower revenues from research and laboratory support service fees, and lower revenues from contract research grants. All revenues under contract research grants have been fully recognized as all grants have expired. Accordingly, we have no material source of revenues.

Research and Development Expenses.    Total research and development ("R&D") expenses were $8.8 million for the six-month period ended June 30, 2005, compared to $6.0 million for the same period in 2004 as a result of higher clinical trials expenses of $1.8 million and higher other R&D expenses of $1.0 million. The increase in clinical trials expenses was due primarily to higher spending of $2.6 million for clinical trials of CLORETAZINETM (VNP40101M), mainly as a result of costs associated with the initiation of a Phase III trial in March 2005 in relapsed acute myelogenous leukemia as well as higher clinical consulting fees of $176,000, partially offset by lower spending of $985,000 for Triapine® trials due to fewer trials of that drug being open to patient accrual. The increase in other R&D expenses was primarily due to costs associated with our preclinical product as well as higher payroll costs due to the addition of new employees. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III clinical trial of CLORETAZINETM (VNP40101M), and additional development of our preclinical products

General and Administrative Expenses.    General and administrative expenses were $1.7 million for the six-month period ended June 30, 2005 as compared to $1.3 million for the same period in 2004. The increase was primarily due to higher bonus expense for employees, professional fees for benefit consulting and executive search fees incurred in connection with recruitment of new members to our board of directors and ongoing recruiting efforts for additional employees.

Interest Income.    Interest income was $795,000 for the six months ended June 30, 2005, as compared to $206,000 for the same 2004 period. The increase was due to higher interest rates and higher levels of invested funds in 2005 as a result of net proceeds received from a registered direct offering of our common stock in January 2005.

Other Income (Expense).    Other income was $6,000 for the six months ended June 30, 2005, as compared to other expense of $24,000 for the same 2004 period. Other income (expense) reflects foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the six months ended June 30, 2005 and 2004, a provision for minimum state capital taxes was recorded of $22,000 and $34,000, respectively.

Net Loss.    The net loss was $9.7 million, or $0.15 per share based on weighted average shares outstanding of 64.3 million, for the six months ended June 30, 2005, compared to a net loss of $6.9 million, or $0.13 per share based on weighted average shares outstanding of 51.3 million, for the same 2004 period.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $62.3 million compared to cash and cash equivalents of $41.7 million at December 31, 2004. The increase in 2005 was due primarily to net proceeds of $30.2 million from a registered direct offering of our common stock in January 2005, described below, offset by cash used of $9.6 million to fund operating activities.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses decreased $82,000 during the six months ended June 30, 2005 compared to a decrease of $163,000 for the same 2004 period. The decreases in 2005 and 2004 were primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities decreased $92,000 during the six months ended June 30, 2005 compared to a decrease of $30,000 for the same 2004 period. The decrease in 2005 was primarily due to a decrease in our accrual for clinical trials expenses as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses. The decrease in 2004 was primarily due to a decrease in the current liability for management salary deferrals as a result of payment of such deferred salaries.

Cash Provided by or Used in Investing Activities

Cash provided by or used in investing activities primarily relates to the purchases and maturities of investments and acquisitions of capital equipment. For the six months ended June 30, 2005, there were no purchases or maturities of marketable securities. For the six months ended June 30, 2004, purchases of marketable securities totaled $61.9 million and maturities of marketable securities totaled $76.4 million. Cash provided by the maturities of these short-term investments was reinvested during the second quarter of 2004 in cash equivalents, including U.S. treasury securities and a money market fund. As a result, short-term investments were reduced to zero. Capital expenditures were $192,000 for the six months ended June 30, 2005 and $29,000 for the same 2004 period. The increase in 2005 capital expenditures was due primarily to the purchase of lab equipment, computer software and computer hardware. Capital expenditures for fiscal 2005 are not expected to exceed $500,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised, warrant exercise proceeds and proceeds from common stock issuances under our employee stock plans. For the six months ended June 30, 2005, we received a total of $30.3 million consisting of net proceeds of $30.2 million from a registered direct offering described below and proceeds of $127,000 from the issuances of 117,729 shares of our common stock under employee stock plans. For the six months ended June 30, 2004, we received $39.1 million due to net proceeds of $33.0 million from a private placement, described below, proceeds of $6.1 million from warrant exercises described below and proceeds of $67,000 from issuances of 26,441 shares of our common stock under employee stock plans.

In January 2005, we completed a registered direct offering of 10 million shares of our common stock at $3.25 per share. Net proceeds from the private placement totaling $30.2 million are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

In February 2004, we completed a private placement of 13,553,845 shares of our common stock at $2.60 per share. The investors also received warrants to purchase 3,388,463 shares of common stock at $3.25 per share and the placement agent received a warrant to purchase an additional 300,000 shares of common stock at $3.25 per share. All of these warrants expire on February 11, 2009. Net proceeds from the private placement totaling $33.0 million are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

For the six months ended June 30, 2004, we issued 2,528,154 shares of our common stock upon exercises of warrants issued in connection with private placements in 2003 and 2004, resulting in proceeds of $6.1 million.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $62.3 million at June 30, 2005 will be sufficient to fund our operations into 2007. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2007 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first six months of 2005, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2004.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. Investments in fixed rate interest earning instruments carry a degree of interest risk. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at June 30, 2005 was approximately 3.0%.

We have a contract with a vendor outside the U.S. that is denominated in a foreign currency. To date, fluctuations in this foreign currency exchange rate have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a) Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on August 8, 2005.

VION PHARMACEUTICALS, INC.

By:	/s/ Howard B. Johnson Howard B. Johnson President and Chief Financial Officer