Form 10-Q
period 2005-09-30
VION PHARMACEUTICALS INC
filed 2005-11-09
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the registrant's common stock as of November 7, 2005 was 65,983,226.

VION PHARMACEUTICALS, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms "we," "us," "our," "the Company" and "Vion" refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$57,556	$41,729
Accounts receivable	26	13
Prepaid expenses	247	362
Total current assets	57,829	42,104
Property and equipment, net	620	515
Security deposits	25	25
Total assets	$58,474	$42,644

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accrued expenses	$3,556	$5,130
Accounts payable	754	567
Accrued payroll and payroll-related expenses	639	354
Deferred revenue	18	18
Total current liabilities	4,967	6,069
Deferred revenue	346	360
Total liabilities	5,313	6,429

Shareholders' Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares; issued and outstanding: 65,983,226 and 55,860,313 shares at September 30, 2005 and December 31, 2004, respectively	660	559
Additional paid-in-capital	197,652	167,421
Deficit accumulated during the development stage	(145,151)	(131,765)
	53,161	36,215
Total liabilities and shareholders' equity	$58,474	$42,644

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From May 1, 1994 (Inception) through September 30, 2005
(In thousands, except per share data)	2005	2004	2005	2004
Revenues:
Technology license fees	$6	$5	$17	$22	$4,504
Research and laboratory support fees	—	45	1	149	5,932
Contract research grants	—	—	—	100	2,501
Total revenues	6	50	18	271	12,937
Operating expenses:
Clinical trials	1,740	2,247	7,415	6,081	43,927
Other research and development	1,703	1,050	4,806	3,169	71,812
Total research and development	3,443	3,297	12,221	9,250	115,739
General and administrative	758	789	2,430	2,132	30,139
Total operating expenses	4,201	4,086	14,651	11,382	145,878
Loss from operations	(4,195)	(4,036)	(14,633)	(11,111)	(132,941)
Interest income	494	148	1,289	354	6,709
Interest expense	—	—	—	—	(210)
Other expense, net	(16)	(18)	(10)	(42)	(128)
Loss before income taxes	(3,717)	(3,906)	(13,354)	(10,799)	(126,570)
Income tax provision (benefit)	10	—	32	34	(163)
Net loss	(3,727)	(3,906)	(13,386)	(10,833)	(126,407)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(3,727)	$(3,906)	$(13,386)	$(10,833)	$(144,896)
Loss applicable to common shareholders per share	$(0.06)	$(0.07)	$(0.21)	$(0.21)
Weighted-average number of shares of common stock outstanding	65,983	55,398	64,866	52,687

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited)

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Equity
	Shares	Amount

Balance at December 31, 2004	55,860,313	$559	$167,421	$(131,765)	$36,215
Direct offering – January 2005	10,000,000	100	30,095		30,195
Exercise of stock options	114,317	1	114		115
Issuance under employee benefit plans	8,596		22		22
Net loss and comprehensive loss				(13,386)	(13,386)
Balance at September 30, 2005	65,983,226	$660	$197,652	$(145,151)	$53,161

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	For the Nine Months Ended September 30,		For The Period From May 1, 1994 (Inception) through September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(13,386)	$(10,833)	$(126,407)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization	167	152	2,995
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Non-cash compensation	—	—	1,068
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities-
Receivables and prepaid expenses	102	(570)	(272)
Other assets	—	—	(22)
Current liabilities	(1,102)	585	4,914
Deferred revenue	(14)	(13)	364
Net cash used in operating activities	(14,233)	(10,679)	(111,753)
Cash flows from investing activities:
Purchases of marketable securities	—	(61,901)	(321,052)
Maturities of marketable securities	—	76,401	321,052
Acquisition of equipment	(272)	(335)	(2,683)
Net cash (used in) provided by investing activities	(272)	14,165	(2,683)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuance of common stock	30,332	33,043	112,124
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	—	6,221	7,456
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	30,332	39,264	171,992
Change in cash and cash equivalents	15,827	42,750	57,556
Cash and cash equivalents, beginning of period	41,729	1,219	—
Cash and cash equivalents, end of period	$57,556	$43,969	$57,556
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$210
Cash paid for taxes	$37	$5	$61

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

3.    Change in Estimate of Clinical Trials Expenses

For the three months ended September 30, 2005, clinical trials expenses were reduced by $683,000 as a result of a reduction in the accrual for clinical trial costs, as actual expenses for two Phase II trials were less than original estimates.

4.    Registered Direct Offering of Common Stock

In January 2005, the Company received net proceeds of $30.2 million from a registered direct offering of 10 million shares of its common stock at $3.25 per share.

5.    Per Share Data – Anti-dilution

As of September 30, 2005, the Company had outstanding warrants to purchase 9,198,971 shares of its common stock at exercise prices between $2.20 and $3.25 per share, and outstanding stock options to purchase 5,099,311 shares of its common stock at exercise prices between $0.36 and $17.88 per share. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options and warrants have not been considered in the per share calculation presented.

6.    Income Taxes

For the nine months ended September 30, 2005 and 2004, the Company recorded a provision of $32,000 and $34,000, respectively, for minimum state capital taxes. Similarly, for the three months ended September 30, 2005, the Company recorded a provision of $10,000 for minimum state capital taxes. No such provision was recorded for the same three month period in the prior year.

7.    Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock-based compensation issued to employees rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under APB 25, no compensation expense is recognized if the terms of the option are fixed and the exercise price of the option granted equals the market price of the underlying stock on the date of grant. For the nine-month periods ended September 30, 2005 and 2004, no stock-based compensation cost is reflected in the Company's reported net loss.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	3.87%	3.90%	3.87%	4.07%
Expected volatility	49%	77%	55%	88%
Expected life (in years)	5.81	5.92	5.82	5.90
Expected dividend yield	0%	0%	0%	0%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (May 1, 1994) through September 30, 2005
	2005	2004	2005	2004
Reported net loss	$(3,727)	$(3,906)	$(13,386)	$(10,833)	$(126,407)
Add: Stock-based employee compensation expense included in reported net loss	—	—	—	—	768
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(415)	(459)	(1,316)	(1,406)	(22,317)
Pro forma net loss	(4,142)	(4,365)	(14,702)	(12,239)	(147,956)
Pro forma preferred stock dividend and accretion	—	—	—	—	(18,489)
Pro forma loss applicable to common shareholders	$(4,142)	$(4,365)	$(14,702)	$(12,239)	$(166,445)
Reported basic and diluted loss applicable to common shareholders per share	$(0.06)	$(0.07)	$(0.21)	$(0.21)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.06)	$(0.08)	$(0.23)	$(0.23)

8.    Recently Enacted Pronouncements

In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of these instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including grants of stock options and purchases under employee stock purchase plans, for all awards granted, modified, repurchased or canceled after the effective date. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense under APB 25 and provide pro forma disclosures required by SFAS 123. We will adopt SFAS 123R and recognize expense for share-based compensation in our consolidated financial statements beginning with the interim period beginning January 1, 2006. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as "may," "will," "should," "could," "potential," "seek," "project," "predict," "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and, as a result, the inability to continue operations, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the U.S. Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are a development stage company engaged in the development of therapeutics for the treatment of cancer. Our activities to date have consisted primarily of research and product development, preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Historically, our revenues have primarily consisted of contract research grants, technology license fees, and research and laboratory support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

Our plan of operations for the next 12 months includes the following elements:

•	Conduct Phase I, Phase II and Phase III clinical studies of Cloretazine® as a single agent or in combination with standard chemotherapy treatments;

•	Provide product and make payments related to certain patient costs for a Phase I study of Cloretazine® in pediatric brain tumors and a Phase II study of Cloretazine® in adult brain tumors conducted under investigators' INDs;

•	Provide product for Phase I and Phase II clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine® as a single agent and in combination with standard chemotherapy treatments;

•	Conduct Phase I clinical studies of an oral formulation of Triapine® and provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Conduct additional clinical trials of Cloretazine® and/or Triapine®, depending on the results of the clinical trials already underway;

•	Submit an Investigational New Drug application for KS119W to the U.S. Food and Drug Administration in 2006 and, if approved, conduct Phase I clinical studies of KS119W;

•	Continue to conduct internal product development studies with respect to our clinical products and other product candidates that we may identify, including KS119W and heterocyclic hydrazones;

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® and Triapine®), two product development programs in preclinical development (KS119W and heterocyclic hydrazones) and one product development program for which we are seeking a development partner (TAPET®). The following table provides information on clinical trials sponsored by us that were open for patient accrual as of October 30, 2005.

Product	Trial	Trial Commencement Date
Cloretazine®	Phase II trial in acute myelogenous leukemia and high-risk myelodysplasia	March 2004 (reopened October 2005)
	Phase II trial in small cell lung cancer	September 2005
	Phase I/II trial in refractory or relapsed chronic lymphocytic leukemia and Richter's syndrome	July 2005
	Phase III trial in relapsed acute myelogenous leukemia in combination with Ara-C	March 2005
	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004

In addition to the above-listed clinical trials for Cloretazine® which are sponsored by us, a Phase II trial in adult brain tumors was initiated in May 2004 under an investigator's IND. Additionally, a Phase I trial in pediatric brain tumors was initiated in April 2005 by the Pediatric Brain Tumor Consortium (PBTC) under an investigator's IND. We provide product for these trials and incur certain costs related to patient enrollment.

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

We budget and monitor our research and development costs by category. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies. The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs, if we experience delays in trial enrollment, the evaluation of clinical trial results or in applying for or obtaining regulatory approvals. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.

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

We expect that we will need to enter into and complete Phase III clinical trials of our products in order to apply for regulatory approval. If we achieve successful completion of Phase III trials, which have commenced or which we may in the future commence, of which there can be no certainty, we intend to submit the results to the U.S. Food and Drug Administration (FDA) to support an application for regulatory approval of the product.

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

Research and Development Expenses

We record research and development expenses as incurred. We disclose clinical trials expenses and other research and development expenses as separate components of research and development expense in our consolidated statements of operations to provide more meaningful information to our investors. These expenses are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made. In the third quarter, total clinical trials expenses were reduced by $683,000 as a result of a reduction in the accrual for clinical trial costs, as actual expenses for two Phase II trials were less than original estimates.

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the sales recorded of certain research and development tax credits to the State of Connecticut and the provisions recorded for minimum state capital taxes, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses and based on judgments regarding the timing of future profitability. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of September 30, 2005. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to reduce the valuation allowance in that period of determination would be made.

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

Recently Enacted Pronouncements

There may be potential new accounting pronouncements or regulatory rulings, which may have an impact on our future financial position and results of operations. In December 2004, the Financial Accounting Standards Board issued the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment ("SFAS 123R"). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of these instruments. Companies will be required to recognize an expense for compensation cost related to share-based payment arrangements, including grants of stock options and purchases under employee stock purchase plans, for all awards granted, modified, repurchased or canceled after the effective date. As of the required effective date, companies will apply SFAS 123R using a modified version of prospective application. For periods before the required effective date, companies may elect to apply a modified version of retrospective application. We currently measure share-based compensation expense under APB 25 and provide pro forma disclosures required by SFAS 123. We will adopt SFAS 123R and recognize expense for share-based compensation in our consolidated financial statements beginning with the interim period beginning January 1, 2006. See Note 6 in our Notes to Condensed Consolidated Financial Statements for the pro forma net loss and net loss per share amounts for the periods presented as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for share-based payments to employees. We are currently evaluating our option valuation methodologies and assumptions, and have not yet determined whether the adoption of SFAS 123R will result in amounts similar to the current pro forma disclosures under SFAS 123. We expect the adoption of SFAS 123R to have a significant adverse impact on our consolidated statements of operations and net loss per share.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

Revenues.    Revenues were $6,000 for the three months ended September 30, 2005, compared to $50,000 for the same period in 2004. The decrease was due to lower revenues from research and laboratory support fees. All revenues under contract research grants have been fully recognized as all grants have expired. Accordingly, we have no material source of revenues.

Research and Development Expenses.    Total research and development ("R&D") expenses were $3.4 million and $3.3 million for the three-month periods ended September 30, 2005 and 2004, respectively, as a result of lower clinical trials expenses of $507,000 and higher other R&D expenses of $653,000. The decrease in clinical trials expenses was primarily due to a reduction of $683,000 to the accrual for clinical trial costs as actual expenses for two Phase II clinical trials were less than original estimates, lower spending for Triapine® trials of $189,000 as the result of fewer trials being open to patient accrual, lower drug production expense of $164,000 and lower clinical consulting fees of $128,000, partially offset by higher spending for Cloretazine® trials of $624,000, mainly as a result of costs associated with the Phase III trial of Cloretazine®, and higher professional fees of $50,000 for recruiting fees for new employees. The increase in other R&D expenses was primarily due to costs associated with preclinical support of our clinical products and development of our preclinical products, as well as higher payroll costs due to the addition of new employees. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III clinical trial of Cloretazine®, and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $758,000 for the three-month period ended September 30, 2005 as compared to $789,000 for the same period in 2004. The decrease was primarily due to lower professional fees for executive search fees incurred in connection with ongoing recruiting efforts for additional employees, partially offset by higher bonus expense for employees.

Interest Income.    Interest income was $494,000 for the three months ended September 30, 2005, as compared to $148,000 for the same 2004 period. The increase was primarily due to higher interest rates and, to a lesser extent, higher levels of invested funds in 2005 as a result of net proceeds received from a registered direct offering of our common stock in January 2005.

Other Expense.    Other expense was $16,000 for the three months ended September 30, 2005, as compared to $18,000 for the same 2004 period. Other income includes foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three months ended September 30, 2005 and 2004, a provision for minimum state capital taxes was recorded of $10,000 and $0, respectively.

Net Loss.    The net loss was $3.7 million, or $0.06 per share based on weighted average shares outstanding of 66.0 million, for the three months ended September 30, 2005, compared to a net loss of $3.9 million, or $0.07 per share based on weighted average shares outstanding of 55.4 million, for the same 2004 period.

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

Revenues.    Revenues were $18,000 for the nine months ended September 30, 2005, compared to $271,000 for the same period in 2004. The decrease was due primarily to lower revenues from research and laboratory support fees and lower revenues from contract research grants. All revenues under contract research grants have been fully recognized as all grants have expired. Accordingly, we have no material source of revenues.

Research and Development Expenses.    Total research and development ("R&D") expenses were $12.2 million for the nine-month period ended September 30, 2005, compared to $9.3 million for the same period in 2004 as a result of higher clinical trials expenses of $1.3 million and higher other R&D expenses of $1.6 million. The increase in clinical trials expenses was primarily due to higher spending for clinical trials of Cloretazine® of $3.2 million, mainly as a result of costs associated with the Phase III trial of Cloretazine®, partially offset by lower spending for Triapine® trials of $1.2 million due to fewer trials being open to patient accrual, a reduction of $683,000 to the accrual for clinical trial costs in the third quarter of 2005 as actual expenses for two Phase II clinical trials were less than original estimates, and lower drug production expense of $156,000. The increase in other R&D expenses was primarily due to costs associated with preclinical support of our clinical products and development of our preclinical products, as well as higher payroll costs due to the addition of new employees. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III clinical trial of Cloretazine®, and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $2.4 million for the nine-month period ended September 30, 2005 as compared to $2.1 million for the same period in 2004. The increase was primarily due to higher bonus expense for employees and professional fees for benefit consulting and executive search fees incurred in connection with recruitment of new members to our board of directors and ongoing recruiting efforts for additional employees.

Interest Income.    Interest income was $1.3 million for the nine months ended September 30, 2005, as compared to $354,000 for the same 2004 period. The increase was due primarily to higher levels of invested funds in 2005 as a result of net proceeds received from a registered direct offering of our common stock in January 2005 and, to a lesser extent, higher interest rates.

Other Expense. Other expense was $10,000 for the nine months ended September 30, 2005, as compared to $42,000 for the same 2004 period. Other expense includes foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes. For the nine months ended September 30, 2005 and 2004, a provision for minimum state capital taxes was recorded of $32,000 and $34,000, respectively.

Net Loss.    The net loss was $13.4 million, or $0.21 per share based on weighted average shares outstanding of 64.9 million, for the nine months ended September 30, 2005, compared to a net loss of $10.8 million, or $0.21 per share based on weighted average shares outstanding of 52.7 million, for the same 2004 period.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $57.6 million compared to cash and cash equivalents of $41.7 million at December 31, 2004. The increase in 2005 was due primarily to net proceeds of $30.2 million from a registered direct offering of our common stock in January 2005, described below, offset by cash used of $14.2 million to fund operating activities.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses decreased $102,000 during the nine months ended September 30, 2005 compared to an increase of $570,000 for the same 2004 period. The decrease in 2005 was primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense. The increase in 2004 was primarily due to a deposit of $791,000 made with a clinical research organization (CRO) in connection with a clinical research agreement, partially offset by a reduction of prepaid insurance expense.

Current liabilities decreased $1,102,000 during the nine months ended September 30, 2005 compared to an increase of $585,000 for the same 2004 period. The decrease in 2005 was the result of a reduction of $683,000 in the accrual for clinical trial costs as actual expenses for two Phase II clinical trials were less than original estimates, as well as the timing of payments to clinical vendors differing from the recognition of clinical trials expenses. The increase in 2004 was primarily due to an increase in our accrual for clinical trials expenses as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses.

Cash Provided by or Used in Investing Activities

Cash provided by or used in investing activities primarily relates to the purchases and maturities of investments and acquisitions of capital equipment. For the nine months ended September 30, 2005, there were no purchases or maturities of marketable securities. For the nine months ended September 30, 2004, purchases of marketable securities totaled $61.9 million and maturities of marketable securities totaled $76.4 million. Cash provided by the maturities of these short-term investments was reinvested during the second quarter of 2004 in cash equivalents, including U.S. treasury securities and a money market fund. As a result, short-term investments were reduced to zero. Capital expenditures of $272,000 for the nine months ended September 30, 2005 were primarily for computer software and laboratory equipment. Capital expenditures of $335,000 for the nine months ended September 30, 2004 were primarily for laboratory equipment. Capital expenditures for fiscal 2005 are not expected to exceed $575,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised, warrant exercise proceeds and proceeds from common stock issuances under our employee stock plans. For the nine months ended September 30, 2005, we received a total of $30.3 million consisting of net proceeds of $30.2 million from a registered direct offering described below and proceeds of $137,000 from the issuances of 122,913 shares of our common stock under employee stock plans. For the nine months ended September 30, 2004, we received $39.3 million consisting of net proceeds of $33.0 million from a private placement, described below, proceeds of $6.2 million from exercises of warrants, described below, and proceeds of $76,000 from issuances of 33,133 shares of our common stock under employee stock plans.

In January 2005, we completed a registered direct offering of 10 million shares of our common stock at $3.25 per share. Net proceeds from the offering totaling $30.2 million are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

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

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $57.6 million at September 30, 2005 will be sufficient to fund our operations into 2007. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. In the future, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2007 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first nine months of 2005, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2004.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. Investments in fixed rate interest earning instruments carry a degree of interest risk. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at September 30, 2005 was approximately 3.6%.

We have a contract with a vendor outside the U.S. that is denominated in a foreign currency. To date, fluctuations in this foreign currency exchange rate have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company's internal control.

PART II

OTHER INFORMATION

ITEM 6.    Exhibits

10.54	Agreement by and between Howard B. Johnson and Vion Pharmaceuticals, Inc., dated September 13, 2005(1)
10.55	Amendment No. 1, dated September 13, 2005, to the Employment Agreement with Alan Kessman dated November 3, 2003(1)
10.56	Amended Exclusive License Agreement, by and among Dr. Johnny Easmon, Prof. Dr. Gottfried Heinisch, Dr. Gerhard Purstinger, Prof. Dr. Heinz-Herbert Fiebig, Prof. Dr. Johann-Hofmann, Austria Wirtschaftsservice Gesellschaft M.B.H. and the Company, dated as of June 30, 2005(2,3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 13, 2005.

(2)	Incorporated by reference to the Company's Current Report on Form 8-K dated September 26, 2005.

(3)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission to Exhibit 10.43 of the Company's Annual Report on Form 10-K/A for the period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on November 9, 2005.

VION PHARMACEUTICALS, INC.

By:	/s/ Howard B. Johnson
Howard B. Johnson President and Chief Financial Officer