Form 10-Q/A
period 2005-09-30
VION PHARMACEUTICALS INC
filed 2005-11-18
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes           No

The number of shares outstanding of the registrant's common stock as of November 7, 2005 was 65,983,226.

Explanatory Note

This amendment No. 1 on Form 10-Q/A to Vion Pharmaceuticals, Inc.'s (the "Company") quarterly report on Form 10-Q for the quarterly period ended September 30, 2005, initially filed with the Securities and Exchange Commission ("SEC") on November 9, 2005 ("Original Filing"), is being filed to insert language on the cover page and the exhibits which was inadvertently omitted from the Original Filing.

Other than the amendments described above, the information contained in this Form 10-Q/A is unchanged from the Company's Original Filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New Haven, State of Connecticut on November 18, 2005.

VION PHARMACEUTICALS, INC.

By:	/s/ Howard B. Johnson
Howard B. Johnson President and Chief Financial Officer