Form 10-Q
period 2006-03-31
VION PHARMACEUTICALS INC
filed 2006-05-10
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(203) 498-4210

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes   No

The number of shares outstanding of the registrant’s common stock as of May 5, 2006 was 67,903,117.

VION PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ and ‘‘Vion’’ refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I
FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$46,583	$52,762
Accounts receivable	35	31
Prepaid expenses	476	195
Total current assets	47,094	52,988
Property and equipment, net	685	706
Security deposits	25	25
Total assets	$47,804	$53,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,230	$3,305
Accounts payable	644	855
Accrued payroll and payroll-related expenses	382	560
Deferred revenue	18	18
Total current liabilities	4,274	4,738
Deferred revenue	337	342
Total liabilities	4,611	5,080
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares;
issued and outstanding: 67,903,117 and 66,177,892 shares
at March 31, 2006 and December 31, 2005, respectively	679	662
Additional paid-in-capital	198,291	197,916
Deferred compensation	—	(133)
Deficit accumulated during the development stage	(155,777)	(149,806)
	43,193	48,639
Total liabilities and shareholders’ equity	$47,804	$53,719

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period From May 1, 1994 (Inception) through March 31, 2006
(In thousands, except per share data)	2006	2005
Revenues:
Technology license fees	$9	$5	$4,518
Research and laboratory support fees	—	—	5,932
Contract research grants	—	—	2,501
Total revenues	9	5	12,951
Operating expenses:
Clinical trials	3,135	3,049	49,643
Other research and development	1,945	1,145	75,560
Total research and development	5,080	4,194	125,203
General and administrative	1,100	691	32,048
Marketing	309	—	309
Total operating expenses	6,489	4,885	157,560
Loss from operations	(6,480)	(4,880)	(144,609)
Interest income	532	341	7,780
Interest expense	—	—	(214)
Other expense, net	(10)	(2)	(132)
Loss before income taxes	(5,958)	(4,541)	(137,175)
Income tax provision (benefit)	13	11	(142)
Net loss	(5,971)	(4,552)	(137,033)
Preferred stock dividends and accretion	—	—	(18,489)
Loss applicable to common shareholders	$(5,971)	$(4,552)	$(155,522)
Loss applicable to common shareholders per share	$(0.09)	$(0.07)
Weighted-average number of shares of common stock outstanding	66,186	62,647

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2005	66,177,892	$662	$197,916	$(133)	$(149,806)	$48,639
Reversal of deferred compensation			(133)	133		—
Stock-based compensation expense			501			501
Restricted stock awards	1,682,225	17	(17)			—
Exercise of stock options	43,000	—	24			24
Net loss and comprehensive loss					(5,971)	(5,971)
Balance at March 31, 2006	67,903,117	$679	$198,291	$—	$(155,777)	$43,193

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For The Period From May 1, 1994 (Inception) through March 31, 2006
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(5,971)	$(4,552)	$(137,033)
Adjustments to reconcile net loss to net cash used in operating activities-
Non-cash compensation	501	—	1,595
Depreciation and amortization	56	59	3,110
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities-
Receivables and prepaid expenses	(285)	153	(510)
Other assets	—	—	(22)
Current liabilities	(464)	571	4,221
Deferred revenue	(5)	(5)	355
Net cash used in operating activities	(6,168)	(3,774)	(122,677)
Cash flows from investing activities:
Acquisition of equipment	(35)	(58)	(2,863)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash (used in) provided by investing activities	(35)	(58)	(2,863)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuance of common stock	24	30,103	112,255
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	—	—	7,456
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	24	30,103	172,123
Change in cash and cash equivalents	(6,179)	26,271	46,583
Cash and cash equivalents, beginning of period	52,762	41,729	—
Cash and cash equivalents, end of period	$46,583	$68,000	$46,583
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$214
Cash paid for taxes	$29	$24	$96

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

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 000-26534).

3.    Per Share Data – Anti-dilution

As of March 31, 2006, the Company had outstanding warrants to purchase 9,198,971 shares of its common stock at exercise prices between $2.20 and $3.25 per share, and outstanding stock options to purchase 4,667,229 shares of its common stock at exercise prices between $0.36 and $17.88 per share. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options and warrants as well as restricted shares of common stock not yet vested have not been considered in the per share calculation presented.

4.    Income Taxes

For the three months ended March 31, 2006 and 2005, the Company recorded a provision of $13,000 and $11,000, respectively, for minimum state capital taxes.

5.    Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS 123R) that requires the recognition of expense related to the fair value of stock-based compensation in the Company’s consolidated financial statements. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and provided pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure’’ (SFAS 148). Under APB 25, no stock-based employee compensation cost is reflected in reported net loss when options granted to employees have an exercise price equal to the market value of the underlying common stock at the date of grant.

The Company adopted SFAS 123R using the modified prospective method. The Company’s consolidated financial statements as of and for the three-month period ended March 31, 2006 reflect the impact of adopting SFAS 123R. Stock-based compensation expense recognized for the three-month period ended March 31, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with SFAS 123R. Upon adoption of SFAS 123R, on January 1, 2006 the Company reversed the unrecognized deferred compensation costs associated with 2005 restricted stock awards of $133,000 with a corresponding reduction to the Company’s additional paid-in capital. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Equity Compensation Plans

Stock Option Plans – The Company currently has stock options outstanding to purchase 4,667,229 shares of common stock under the following stock option plans: (i) the 2003 Stock Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for issuance under these plans. The options outstanding will continue to vest according to the following schedule: (i) for director options, 100% on the first anniversary of the date of grant, and (ii) for employee options, in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. The maximum contractual term of all options is ten years.

2005 Stock Incentive Plan (2005 Plan) – The 2005 Plan provides for the issuance of up to 7,452,158 shares of common stock for a range of awards, including restricted stock, stock appreciation rights, deferred stock, other awards based on shares of common stock and performance awards. No award may be made under the 2005 Plan after October 25, 2015.

The 2005 Plan provides an initial restricted stock grant for a non-employee director’s initial appointment or election to the board as well as an annual restricted stock grant to each eligible director following the annual meeting.

Employee Stock Purchase Plan (ESPP) – A total of 450,000 shares of common stock are authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options granted during the first quarter of 2006. The fair value of options granted during the first quarter of 2005 was calculated using the following estimated weighted-average assumptions:

Stock Options	For the Three Months Ended March 31, 2005
Options granted	15,000
Weighted-average exercise price	$2.95
Weighted-average grant date fair value	$1.72
Assumptions:
Risk-free interest rate	4.26%
Expected volatility	59%
Expected term (in years)	5.85
Expected dividend yield	0%

Risk-free interest rate – The yield on the zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected volatility – The Company is responsible for estimating volatility and has considered a number of factors when estimating volatility. The Company has used historical volatility to estimate the grant-date fair value of stock options. The Company believes that past stock price volatility is likely to be indicative of future stock price behavior.

Expected term – The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option, and that generally all groups of our employees exhibit similar exercise behavior.

Expected dividend yield – The Company has never paid dividends on its common stock. The Company currently intends to retain all future earnings for use in the operation of its business and do not anticipate paying cash dividends in the foreseeable future. Accordingly, the expected dividend yield assumption is 0%.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that is expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates. Forfeitures represent only the unvested portion of a surrendered option. We have applied an annual forfeiture rate of 0.44% to all unvested options as of March 31, 2006 based on an analysis of the Company’s historical forfeitures. This forfeiture rate will be re-evaluated quarterly and adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest.

Expense

Beginning January 1, 2006, the Company is recognizing compensation expense using the straight-line attribution method for awards of restricted stock, grants of stock options and purchases under its employee stock purchase plan based on the grant-date fair value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized for the three-month period ended March 31, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The impact on previously reported pro forma disclosures under SFAS 123 is not material.

The adoption of SFAS 123R on January 1, 2006 had the following impact on the first quarter of 2006 results: net loss was increased by $501,000, and the basic and diluted loss applicable to common shareholders per share were lower by $0.01.

The following table shows the pro forma impact on net loss and loss applicable to common shareholders per share if the Company had applied the fair-value method under SFAS 123 to stock-based compensation for the three months ended March 31, 2005 and from the period from inception (May 1, 1994) through December 31, 2005 (date prior to adoption of FAS 123R).

	For the Three Months Ended March 31, 2005	From Inception (May 1, 1994) through December 31, 2005
Reported net loss	$(4,552)	$(131,062)
Add: Stock-based employee compensation expense included in reported net loss	—	768
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(450)	(22,680)
Pro forma net loss	(5,002)	(152,974)
Pro forma preferred stock dividend and accretion	—	(18,489)
Pro forma loss applicable to common shareholders	$(5,002)	$(171,463)
Reported basic and diluted loss applicable to common shareholders per share	$(0.07)
Pro forma basic and diluted loss applicable to common shareholders per share	$(0.08)

Stock Option Activity

A summary of the activity under the Company’s stock option plans as of and for the three-month period ended March 31, 2006 is as follows:

	Options Outstanding (in 000’s)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2006	4,932	$4.81
Granted	—	—
Exercised	(43)	$0.55
Forfeited	(10)	$2.72
Expired	(211)	$5.98
Outstanding at March 31, 2006	4,667	$4.80	5.06	$3.82
Exercisable at March 31, 2006	4,147	$4.94	4.63	$3.99
Vested or expected to vest at March 31, 2006 (1)	4,663	$4.80	4.77	$3.82

(1)	In addition to the vested options, the Company expects a portion of the options not yet vested to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the options not yet vested.

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the option holder to exercise the options) was $67,000 and the total amount of cash received from exercise of these options was $24,000. The total grant-date fair value of stock options that vested during the three-month period ended March 31, 2006 was $364,000.

As of March 31, 2006, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over the period ended December 31, 2009.

Restricted Stock Activity

For the three months ended March 31, 2006, the Company issued 1,682,225 shares of restricted stock at a weighted-average fair value of $1.76 per share and recorded compensation expense of $288,000 for the restricted shares. As of March 31, 2006, there was $2.8 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over the period ended December 31, 2008.

6.    Related Party Transactions

Included in the Company’s current liabilities at March 31, 2006, is $200,000 for a gift expensed in 2005 to fund research through March 31, 2007 at the laboratory headed by one of its directors, an affiliate of Yale. The gift will be paid in four equal quarterly installments through the first quarter of 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘potential,’’ ‘‘seek,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and, as a result, the inability to continue operations, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the U.S. Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 1A, ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2005. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the U.S. Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our plan of operations for the next 12 months includes the following elements:

•	Conduct Phase I, Phase II and Phase III clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product and make payments related to certain patient costs for a Phase I study of Cloretazine® VNP40101M in pediatric brain tumors and a Phase II study of Cloretazine® (VNP40101M) in adult brain tumors conducted under investigators’ INDs;

•	Provide product for Phase I and Phase II clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine® as a single agent and in combination with standard chemotherapy treatments;

•	Provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Conduct additional clinical trials of Cloretazine® (VNP40101M) and/or Triapine®, depending on the results of the clinical trials already underway;

•	Submit an Investigational New Drug application for VNP40541 (formerly known as KS119W) to the U.S. Food and Drug Administration and, if approved, conduct Phase I clinical studies of VNP40541;

•	Continue to conduct internal product development studies with respect to our clinical products and other product candidates that we may identify, including heterocyclic hydrazones;

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® (VNP40101M) and Triapine®), two product development programs in preclinical development (VNP40541 and heterocyclic hydrazones) and one product development program for which we are seeking a development partner (TAPET®).

The following table provides information on clinical trials of Cloretazine® (VNP40101M) sponsored by us that were open for patient accrual as of May 1, 2006.

Product	Trial	Trial Commencement Date
Cloretazine® (VNP40101M)	Phase III trial in relapsed acute myelogenous leukemia in combination with Ara-C	March 2005
Cloretazine® (VNP40101M)	Phase II trial in small cell lung cancer	September 2005
Cloretazine® (VNP40101M)	Phase I/II trial in refractory or relapsed chronic lymphocytic leukemia	July 2005
Cloretazine® (VNP40101M)	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004

In addition to the above-listed clinical trials for Cloretazine® (VNP40101M) which are sponsored by us, a Phase II trial in adult brain tumors was initiated in May 2004 under an investigator’s IND and continues to accrue patients. Additionally, a Phase I trial in pediatric brain tumors was initiated in April 2005 by the Pediatric Brain Tumor Consortium (PBTC) under an investigator’s IND and continues to accrue patients. We provide product for these trials and incur certain costs related to patient enrollment.

In January 2005, we announced that we plan to conduct a pivotal Phase II trial in patients over the age of 60 with de novo poor-risk acute myelogenous leukemia. This trial is expected to commence in the second quarter of 2006.

The NCI is also sponsoring Phase I and Phase II clinical trials of Triapine®. We provide product for the NCI trials.

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

We record revenue under technology license agreements in accordance with the following:

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

The effect of any change in revenues from technology license agreements would be reflected in revenues in the period such determination was made. Historically, such adjustments have been insignificant.

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

    Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the provisions recorded for minimum state capital taxes and the sales recorded of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of March 31, 2006. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to reduce the valuation allowance in the period of determination.

    Stock-Based Compensation Expense

During the first quarter of fiscal 2006, we adopted Statement of Financial Accounting Standard 123 (revised 2004), ‘‘Share-Based Payment’’, (SFAS 123R), using the modified prospective application method. Compensation cost is calculated on the date of grant using the fair value of the options as determined by the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make several assumptions.

For the three-month period ended March 31, 2006, we recognized $501,000 of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R reduced basic and diluted loss applicable to common stockholder per share by $0.01 for the three months ended March 31, 2006. We expect the impact of the adoption of SFAS 123R on diluted EPS to be approximately $0.01 in each of the remaining quarters of fiscal 2006.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, ‘‘Accounting for Stock Issued to Employees’’, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method required us to recognize compensation cost beginning on January 1, 2006 (i) based on the requirement of SFAS 123R for all share-based payments granted after January 1, 2006 and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date that remain unvested on January 1, 2006. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We use the straight-line attribution method for all stock option grants.

As of March 31, 2006, the total compensation cost related to unvested awards not yet recognized in the statement of income was approximately $3.9 million, which will be recognized over the period ended December 31, 2009.

See Note 5 to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Results of Operations

    Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

Revenues.    Revenues from technology license fees were $9,000 for the three months ended March 31, 2006, compared to $5,000 for the same period in 2005. We have no material source of revenues.

Research and Development Expenses.    Total research and development (‘‘R&D’’) expenses were $5.1 million and $4.2 million for the three-month periods ended March 31, 2006 and 2005, respectively, as a result of higher other R&D expenses of $800,000 and higher clinical trials expenses of $86,000. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541 and stock-based compensation expense recorded in the first quarter of 2006 as a result of the adoption of SFAS 123R. The increase in clinical trials expenses was primarily due to higher compensation costs of $201,000 associated with the addition of new employees and stock-based compensation expense and higher drug production expense of $59,000, partially offset by lower spending for Triapine® trials of $126,000 and Cloretazine® (VNP40101M) trials of $99,000, mainly as a result of completing trials. We expect total R&D expenses to increase over time mainly due to commencing and conducting larger clinical trials, including a Phase III trial as well as a planned pivotal Phase II trial of Cloretazine® (VNP40101M), and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $1.1 million for the three-month period ended March 31, 2006 as compared to $690,000 for the same period in 2005. The increase was primarily due to stock-based compensation expense recorded in the first quarter of 2006 and higher professional fees for corporate and patent-related legal services.

Marketing Expenses.    Marketing expenses were $309,000 for the three-month period ended March 31, 2006 as compared to $0 for the same period in 2005. During the first quarter of 2006, we began pre-launch commercialization activities for Cloretazine® (VNP40101M), which is in late-stage clinical development.

Interest Income.    Interest income was $532,000 for the three months ended March 31, 2006, as compared to $341,000 for the same 2005 period. The increase was primarily due to higher interest rates.

Other Expense.    Other expense was $10,000 for the three months ended March 31, 2006, as compared to $2,000 for the same 2005 period. Other expense includes foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three months ended March 31, 2006 and 2005, a provision for minimum state capital taxes was recorded of $13,000 and $11,000, respectively.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $6.0 million, or $0.09 per share based on weighted average shares outstanding of 66.2 million, for the three months ended March 31, 2006, compared to a net loss of $4.6 million, or $0.07 per share based on weighted average shares outstanding of 62.6 million, for the same 2005 period.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $46.6 million compared to cash and cash equivalents of $52.8 million at December 31, 2005. The decrease in 2006 was due primarily to cash used of $6.2 million to fund operating activities. Cash used in operations was primarily to fund clinical and preclinical product development activities as well as for working capital and general corporate purposes.

    Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses increased $285,000 during the three months ended March 31, 2006 compared to a decrease of $153,000 for the same 2005 period. The increase in 2006 was due to a deposit made with a clinical research organization in connection with a clinical research agreement, partially offset by a reduction of prepaid insurance expense. The decrease in 2005 was primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

    Cash Provided by or Used in Investing Activities

Cash provided by or used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $35,000 and $58,000 for the three months ended March 31, 2006 and 2005, respectively, were primarily for computer software and hardware. Capital expenditures for fiscal 2006 are not expected to exceed $1 million.

    Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the three months ended March 31, 2006, we received proceeds of $24,000 from the issuance of 43,000 shares of our common stock under employee stock plans. For the three months ended March 31, 2005, we received a total of $30.1 million consisting of net proceeds of $30.0 million from a registered direct offering of 10 million shares of our common stock at $3.25 per share in January 2005 and proceeds of $38,000 from the issuance of 26,591 shares of our common stock under employee stock plans.

All proceeds from sales of our common stock are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

    Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $46.6 million at March 31, 2006 will be sufficient to fund our operations into mid-2007. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. We will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2007 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first three months of 2006, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2005.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. These Investments are subject to interest rate risk and as such our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at March 31, 2006 was approximately 4.6%.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control.

PART II

OTHER INFORMATION

ITEM 6.    Exhibits

10.1	Consulting Agreement, made as of April 1, 2006, by and between Vion Pharmaceuticals, Inc. and TW Doyle Consulting Inc. (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)    Incorporated by reference to the Company’s Current Report on Form 8-K dated April 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006	VION PHARMACEUTICALS, INC.

By:

/s/ Howard B. Johnson

Howard B. Johnson President and Chief Financial Officer