Form 10-Q
period 2006-06-30
VION PHARMACEUTICALS INC
filed 2006-08-08
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2006 was 68,157,676.

VION PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ and ‘‘Vion’’ refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$41,415	$52,762
Accounts receivable	1	31
Prepaid expenses	202	195
Total current assets	41,618	52,988
Property and equipment, net	637	706
Security deposits	25	25
Total assets	$42,280	$53,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$3,350	$3,305
Accounts payable	1,402	855
Accrued payroll and payroll-related expenses	441	560
Deferred revenue	18	18
Total current liabilities	5,211	4,738
Deferred revenue	333	342
Total liabilities	5,544	5,080
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares; issued and outstanding: 68,025,928 and 66,177,892 shares at June 30, 2006 and December 31, 2005, respectively	680	662
Additional paid-in-capital	198,766	197,916
Deferred compensation	—	(133)
Deficit accumulated during the development stage	(162,710)	(149,806)
	36,736	48,639
Total liabilities and shareholders’ equity	$42,280	$53,719

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From May 1, 1994 (Inception) through June 30, 2006
(In thousands, except per share data)	2006	2005	2006	2005
Revenues:
Technology license fees	$1	$6	$10	$11	$4,519
Research and laboratory support fees	—	1	—	1	5,932
Contract research grants	—	—	—	—	2,501
Total revenues	1	7	10	12	12,952
Operating expenses:
Clinical trials	3,563	2,626	6,698	5,675	53,206
Other research and development	2,233	1,958	4,178	3,103	77,793
Total research and development	5,796	4,584	10,876	8,778	130,999
General and administrative	1,053	981	2,153	1,672	33,101
Marketing	582	—	891	—	891
Total operating expenses	7,431	5,565	13,920	10,450	164,991
Loss from operations	(7,430)	(5,558)	(13,910)	(10,438)	(152,039)
Interest income	526	454	1,058	795	8,306
Interest expense	—	—	—	—	(214)
Other income (expense), net	(18)	8	(28)	6	(150)
Loss before income taxes	(6,922)	(5,096)	(12,880)	(9,637)	(144,097)
Income tax provision (benefit)	11	11	24	22	(131)
Net loss	(6,933)	(5,107)	(12,904)	(9,659)	(143,966)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(6,933)	$(5,107)	$(12,904)	$(9,659)	$(162,455)
Loss applicable to common shareholders per share	$(0.10)	$(0.08)	$(0.20)	$(0.15)
Weighted-average number of shares of common stock outstanding	66,158	65,932	66,134	64,298

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2005	66,177,892	$662	$197,916	$(133)	$(149,806)	$48,639
Reversal of deferred compensation			(133)	133		—
Stock-based compensation expense			946			946
Restricted stock awards	1,773,425	18	(18)			—
Exercise of stock options	53,743	—	30			30
Issuances under employee benefit plan	20,868		25			25
Net loss and comprehensive loss					(12,904)	(12,904)
Balance at June 30, 2006	68,025,928	$680	$198,766	$—	$(162,710)	$36,736

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For The Period From May 1, 1994 (Inception) through June 30, 2006
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(12,904)	$(9,659)	$(143,966)
Adjustments to reconcile net loss to net cash used in operating activities-
Non-cash compensation	946	—	2,040
Depreciation and amortization	111	108	3,165
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities-
Receivables and prepaid expenses	23	82	(202)
Other assets	—	—	(22)
Current liabilities	473	(92)	5,158
Deferred revenue	(9)	(9)	351
Net cash used in operating activities	(11,360)	(9,570)	(127,869)
Cash flows from investing activities:
Acquisition of equipment	(42)	(192)	(2,870)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash used in investing activities	(42)	(192)	(2,870)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuance of common stock	55	30,322	112,286
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	—	—	7,456
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	55	30,322	172,154
Change in cash and cash equivalents	(11,347)	20,560	41,415
Cash and cash equivalents, beginning of period	52,762	41,729	—
Cash and cash equivalents, end of period	$41,415	$62,289	$41,415
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$214
Cash paid for taxes	$52	$35	$119

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

3.    Per Share Data – Anti-dilution

As of June 30, 2006, the Company had outstanding warrants to purchase 9,198,971 shares of its common stock at exercise prices between $2.20 and $3.25 per share, and outstanding stock options to purchase 4,519,188 shares of its common stock at exercise prices between $0.36 and $17.88 per share. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options and warrants as well as restricted shares of common stock not yet vested have not been considered in the per share calculation presented.

4.    Income Taxes

For the six months ended June 30, 2006 and 2005, the Company recorded a provision of $24,000 and $22,000, respectively, for state capital taxes.

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

The Company adopted SFAS 123R using the modified prospective method. The Company’s consolidated financial statements as of and for the six-month period ended June 30, 2006 reflect the impact of adopting SFAS 123R. Stock-based compensation expense recognized for the six-month period ended June 30, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with SFAS 123R. Upon adoption of SFAS 123R, on January 1, 2006 the Company reversed the unrecognized deferred compensation costs associated with 2005 restricted stock awards of $133,000 with a corresponding reduction to the Company’s additional paid-in capital. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Equity Compensation Plans

Stock Option Plans – The Company currently has stock options outstanding to purchase 4,519,188 shares of common stock under the following stock option plans: (i) the 2003 Stock Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for issuance under these plans. The options outstanding will continue to vest according to one of the following schedules: (i) in annual installments of 33 1/3% on each of the first, second and third anniversaries of the date of grant, or (ii) in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. The maximum contractual term of all options is ten years.

2005 Stock Incentive Plan (2005 Plan) – The 2005 Plan provides for the issuance of up to 7,463,291 shares of common stock for a range of awards, including restricted stock, stock appreciation rights, deferred stock, other awards based on shares of common stock and performance awards. No award may be made under the 2005 Plan after October 25, 2015.

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

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. There were no options granted during the first six month of 2006. The fair value of options granted during the three-month and six-month periods ended June 30, 2005 was calculated using the following estimated weighted-average assumptions:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Options granted	61,000	76,000
Weighted-average exercise price	$2.09	$2.26
Weighted-average grant date fair value	$1.13	$1.24
Assumptions:
Risk-free interest rate	3.77%	3.87%
Expected volatility	54%	55%
Expected term (in years)	5.81	5.82
Expected dividend yield	0%	0%

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

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that is expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates. Forfeitures represent only the unvested portion of a surrendered option. We have applied an annual forfeiture rate of 0.44% to all unvested options as of June 30, 2006 based on an analysis of the Company’s historical forfeitures. This forfeiture rate will be re-evaluated quarterly and adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest.

Expense

Beginning January 1, 2006, the Company is recognizing compensation expense using the straight-line attribution method for awards of restricted stock, grants of stock options and purchases under its employee stock purchase plan based on the grant-date fair value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized for the three-month and six-month periods ended June 30, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The impact on previously reported pro forma disclosures under SFAS 123 is not material.

The following table shows the pro forma impact on net loss and loss applicable to common shareholders per share if the Company had applied the fair-value method under SFAS 123 to stock-based compensation for the three and six months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Reported Net Loss	$(5,107)	$(9,659)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(450)	(901)
Pro forma net loss	$(5,557)	$(10,560)
Reported basic and diluted loss per share	$(0.08)	$(0.15)
Pro forma basic and diluted loss per share	$(0.08)	$(0.16)

The adoption of SFAS 123R on January 1, 2006 had the following impact on the results for the three and six months ended June 30, 2006: net loss was increased by $445,000 and $946,000, respectively, and the basic and diluted loss per share were increased by $0.01 and $0.01, respectively.

Stock Option Activity

A summary of the activity under the Company’s stock option plans as of and for the six-month period ended June 30, 2006 is as follows:

	Options Outstanding (in 000’s)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2006	4,932	$4.81
Granted	—	—
Exercised	(92)	$0.55
Forfeited	(13)	$3.23
Expired	(308)	$6.38
Outstanding at June 30, 2006	4,519	$4.79	4.99	$3.70
Exercisable at June 30, 2006	4,061	$4.90	4.63	$3.83
Vested or expected to vest at June 30, 2006 (1)	4,515	$4.79	4.76	$3.70

(1)	In addition to the vested options, the Company expects a portion of the options not yet vested to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the options not yet vested.

During the six months ended June 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the option holder to exercise the options) was $82,000 and the total amount of cash received from exercise of these options was $30,000. The total grant-date fair value of stock options that vested during the six-month period ended June 30, 2006 was $455,000.

As of June 30, 2006, there was approximately $904,000 of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized over the period ended October 31, 2009.

Restricted Stock Activity

For the three and six months ended June 30, 2006, the Company issued 91,200 and 1,773,425 shares, respectively, of restricted stock at a weighted-average fair value of $1.35 and $1.74 per share, respectively, and recorded compensation expense of $303,000 and $591,000, respectively, for the restricted shares. As of June 30, 2006, there was $2.6 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over the period ended May 2009.

6.    Related Party Transactions

Included in the Company’s current liabilities at June 30, 2006, is $150,000 for a gift expensed in 2005 to fund research through March 31, 2007 at the laboratory headed by one of its directors, an affiliate of Yale. The remaining gift balance will be paid in three equal quarterly installments through the first quarter of 2007.

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

Overview

We are a development stage pharmaceutical company engaged in the development of therapeutics for the treatment of cancer. Our activities to date have consisted primarily of research and product development, preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, conducting pre-launch commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Historically, our revenues have primarily consisted of contract research grants, technology license fees, and research and laboratory support fees. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

We are continually reviewing our operating plan, and have recently revised our plan of operations for the next twelve months. The revised operating plan includes the following changes: (i) a reduction in the costs of three planned trials of Cloretazine® (VNP40101M) and the elimination of two planned investigator-sponsored trials of Cloretazine® (VNP40101M); (ii) strict control of the timing and amount of pre-launch marketing and commercialization expenses for Cloretazine® (VNP40101M); (iii) a delay in the initiation of a Phase I trial of VNP40541; (iv) a reduction in the preclinical development of the hydrazone compounds; and (v) an adjustment to the timing of the plan's cash flow to reflect the latest estimated payment schedules for the two pivotal trials of Cloretazine® (VNP40101M).

Our revised plan of operations for the next twelve months includes the following elements:

•	Conduct Phase I, Phase II and Phase III clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product and make payments related to certain patient costs for an ongoing Phase I study of Cloretazine® (VNP40101M) in pediatric brain tumors;

•	Provide product for clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine®;

•	Provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Resubmit an Investigational New Drug application for VNP40541 to the U.S. Food and Drug Administration and, if approved, conduct Phase I clinical studies of VNP40541;

•	Continue to conduct internal product development studies with respect to our clinical products;

•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M)

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® (VNP40101M) and Triapine® ), two product development programs in preclinical development (VNP40541 and hydrazone compounds) and one product development program for which we are seeking a development partner (TAPET®).

The following table provides information on clinical trials of Cloretazine® (VNP40101M) sponsored by us that were open for patient accrual as of August 1, 2006.

Product	Trial	Trial Commencement Date
Cloretazine® (VNP40101M)	Phase III trial in relapsed acute myelogenous leukemia in combination with Ara-C	March 2005
Cloretazine® (VNP40101M)	Phase II trial in elderly patients with de novo poor-risk acute myelogenous leukemia	May 2006
Cloretazine® (VNP40101M)	Phase II trial in small cell lung cancer	September 2005
Cloretazine® (VNP40101M)	Phase I trial in combination with temozolomide in patients with hematologic malignancies	October 2004

In addition to the above-listed clinical trials for Cloretazine® (VNP40101M) which are sponsored by us, a Phase I trial in pediatric brain tumors was initiated in April 2005 by the Pediatric Brain Tumor Consortium (PBTC) under an investigator’s IND and continues to accrue patients. We provide product for this trial and incur certain costs related to patient enrollment.

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

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the provisions recorded for minimum state capital taxes and the sales recorded of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of June 30, 2006. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to reduce the valuation allowance in the period of determination.

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

For the three and six-month periods ended June 30, 2006, we recognized $445,000 and $946,000, respectively, of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R increased basic and diluted loss applicable to common shareholders per share by $0.01 for each of the three and six-month periods ended June 30, 2006. We expect the impact of the adoption of SFAS 123R on diluted EPS to be approximately $0.01 in each of the remaining quarters of fiscal 2006.

Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, ‘‘Accounting for Stock Issued to Employees’’, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The adoption of SFAS 123R under the modified prospective application method required us to recognize compensation cost beginning on January 1, 2006 (i) based on the requirement of SFAS 123R for all share-based payments granted after January 1, 2006 and (ii) based on the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of that date. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We use the straight-line attribution method for all stock option grants.

As of June 30, 2006, the total compensation cost related to unvested awards of restricted stock and stock options not yet recognized in the statement of income was approximately $3.5 million, which will be recognized over the period ended December 31, 2009.

See Note 5 to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

Revenues.    Revenues from technology license fees were $1,000 for the three months ended June 30, 2006, compared to $7,000 of revenues from technology license fees and research and laboratory support fees for the same period in 2005. We have no material source of revenues.

Research and Development Expenses.    Total research and development (‘‘R&D’’) expenses were $5.8 million and $4.6 million for the three-month periods ended June 30, 2006 and 2005, respectively, as a result of higher clinical trials expenses of $937,000 and higher other R&D expenses of $275,000. The increase in clinical trials expenses was primarily due to higher spending for Cloretazine® (VNP40101M) trials of $1.2 million and higher compensation costs of $161,000 related to the addition of new employees in our clinical development group and stock-based compensation expense. These increases were partially offset by lower drug production expense of $299,000 and lower spending for Triapine® trials of $78,000, mainly as a result of the completion of Triapine® trials. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, and stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III trial and pivotal Phase II trial of Cloretazine® (VNP40101M), and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $1.1 million for the three-month period ended June 30, 2006 as compared to $1.0 million for the same period in 2005. The increase was primarily due to stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

Marketing Expenses.    Marketing expenses were $582,000 for the three-month period ended June 30, 2006 as compared to $0 for the same period in 2005. During 2006, we began pre-launch commercialization activities for Cloretazine® (VNP40101M), which is in late-stage clinical development.

Interest Income.    Interest income was $526,000 for the three months ended June 30, 2006, as compared to $454,000 for the same 2005 period. The increase was primarily due to higher interest rates partially offset by lower invested balances in 2006.

Other Income (Expense).    Other expense was $18,000 for the three months ended June 30, 2006, as compared to other income of $8,000 for the same 2005 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three months ended June 30, 2006 and 2005, a provision for state capital taxes was recorded of $11,000 for each period.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $6.9 million, or $0.10 per share based on weighted average shares outstanding of 66.2 million, for the three months ended June 30, 2006, compared to a net loss of $5.1 million, or $0.08 per share based on weighted average shares outstanding of 65.9 million, for the same 2005 period.

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

Revenues.    Revenues from technology license fees were $10,000 for the six months ended June 30, 2006, compared to $12,000 of revenues from technology license fees and research and laboratory support fees for the same period in 2005. We have no material source of revenues.

Research and Development Expenses.    Total research and development (‘‘R&D’’) expenses were $10.9 million and $8.8 million for the six-month periods ended June 30, 2006 and 2005, respectively, as a result of higher clinical trials expenses of $1.0 million and higher other R&D expenses of $1.1 million. The increase in clinical trials expenses was primarily due to higher spending for Cloretazine® (VNP40101M) trials of $1.1 million and higher compensation costs of $363,000 related to the addition of new employees in our clinical development group and stock-based compensation expense. These increases were partially offset by lower drug production expense of $223,000 and lower spending for Triapine® trials of $204,000, mainly as a result of the completion of Triapine® trials. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, and stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R. We expect total R&D expenses to increase over time mainly due to conducting larger clinical trials, including the Phase III trial and pivotal Phase II trial of Cloretazine® (VNP40101M), and additional development of our preclinical products.

General and Administrative Expenses.    General and administrative expenses were $2.2 million for the six-month period ended June 30, 2006 as compared to $1.7 million for the same period in 2005. The increase was primarily due to stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

Marketing Expenses.    Marketing expenses were $891,000 for the six-month period ended June 30, 2006 as compared to $0 for the same period in 2005. During 2006, we began pre-launch commercialization activities for Cloretazine® (VNP40101M), which is in late-stage clinical development.

Interest Income.    Interest income was $1.1 million for the six months ended June 30, 2006, as compared to $795,000 for the same 2005 period. The increase was primarily due to higher interest rates partially offset by lower invested balances in 2006.

Other Income (Expense).    Other expense was $28,000 for the six months ended June 30, 2006, as compared to other income of $6,000 for the same 2005 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the six months ended June 30, 2006 and 2005, a provision for state capital taxes was recorded of $24,000 and $22,000, respectively.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $12.9 million, or $0.20 per share based on weighted average shares outstanding of 66.1 million, for the six months ended June 30, 2006, compared to a net loss of $9.7 million, or $0.15 per share based on weighted average shares outstanding of 64.3 million, for the same 2005 period.

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $41.4 million compared to cash and cash equivalents of $52.8 million at December 31, 2005. The decrease in 2006 was due primarily to cash used of $11.4 million to fund operating activities. Cash used in operations was primarily to fund clinical and preclinical product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses decreased $23,000 during the six months ended June 30, 2006 compared to a decrease of $82,000 for the same 2005 period. The decreases in 2006 and 2005 were primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities increased $473,000 during the six-month period ended June 30, 2006 compared to a decrease of $92,000 for the same 2005 period. The increase in 2006 was primarily due to a higher level of accounts payable as a result of higher clinical and preclinical development costs. The decrease of $92,000 in 2005 was primarily due to a decrease in the accrual for clinical trial costs as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $42,000 and $192,000 for the six months ended June 30, 2006 and 2005, respectively, were primarily for lab equipment, computer software and computer hardware. Capital expenditures for fiscal 2006 are not expected to exceed $300,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the six months ended June 30, 2006, we received proceeds of $55,000 from the issuance of 74,611 shares of our common stock under employee stock plans. For the six months ended June 30, 2005, we received a total of $30.3 million consisting of net proceeds of $30.2 million from a registered direct offering of 10 million shares of our common stock at $3.25 per share in January 2005 and proceeds of $127,000 from the issuance of 117,729 shares of our common stock under employee stock plans.

All proceeds from sales of our common stock are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

Future Cash Requirements

We are continually reviewing our operating plan, and have recently revised our plan of operations for the next twelve months. The revised operating plan includes the following changes: (i) a reduction in the costs of three planned trials of Cloretazine® (VNP40101M) and the elimination of two planned investigator-sponsored trials of Cloretazine® (VNP40101M); (ii) strict control of the timing and amount of pre-launch marketing and commercialization expenses for Cloretazine® (VNP40101M); (iii) a delay in the initiation of a Phase I trial of VNP40541; (iv) a reduction in the preclinical development of the hydrazone compounds; and (v) an adjustment to the timing of the plan's cash flows to reflect the latest estimated payment schedules for the two pivotal trials of Cloretazine® (VNP40101M).

Based on our revised operating plan, we estimate that our existing cash and cash equivalents totaling $41.4 million at June 30, 2006 will be sufficient to fund our operations through the fourth quarter of 2007. Our operating plans and cash requirements may vary materially from the foregoing due to the results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. We will need to raise substantial capital to complete our product development and clinical trials and to fund operations in 2007 and beyond, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first six months of 2006, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2005.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. These Investments are subject to interest rate risk and as such our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at June 30, 2006 was approximately 5.1%.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control.

PART II

OTHER INFORMATION

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on June 27, 2006, two proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follows:

1. To elect seven directors to hold office until the 2007 annual meeting of stockholders or until their successors are elected and qualified. All seven nominees were elected:

	For Nominee	Authority Withheld From Nominee
William R. Miller	57,665,595	955,246
George Bickerstaff	57,950,603	670,238
Stephen K. Carter, M.D.	57,990,298	630,543
Alan Kessman	57,643,487	977,354
Alan C. Sartorelli, Ph.D.	56,803,901	1,816,940
Ian Williams, D. Phil.	57,985,848	634,993
Gary K. Willis	57,957,733	663,108

2. Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2006. The appointment of Ernst & Young LLP was ratified:

For	Against	Abstentions and Broker Non-Vote
58,125,233	395,422	100,186

ITEM 6.    Exhibits

10.1	Consulting Agreement, made as of May 8, 2006, by and between Vion Pharmaceuticals, Inc. and Mario Sznol (1)
10.2	Amendment to Option Agreements with Terrence W. Doyle as of June 27, 2006 (2)
10.3	Employment Offer Letter to Meghan Fitzgerald dated December 13, 2005
10.4	Employment Offer Letter to Aileen Ryan dated June 19, 2006
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 12, 2006.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006                                                    VION PHARMACEUTICALS, INC.

By: /s/ Howard B. Johnson
Howard B. Johnson
President and Chief Financial Officer