Form 10-Q
period 2006-09-30
VION PHARMACEUTICALS INC
filed 2006-11-09
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes No

The number of shares outstanding of the registrant’s common stock as of November 1, 2006 was 68,074,343.

VION PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ and ‘‘Vion’’ refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$36,187	$52,762
Accounts receivable	32	31
Prepaid expenses	105	195
Total current assets	36,324	52,988
Property and equipment, net	594	706
Security deposits	25	25
Total assets	$36,943	$53,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$4,121	$3,305
Accounts payable	1,093	855
Accrued payroll and payroll-related expenses	555	560
Deferred revenue	18	18
Total current liabilities	5,787	4,738
Deferred revenue	328	342
Total liabilities	6,115	5,080
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares;
issued and outstanding: 68,074,343 and 66,177,892 shares
at September 30, 2006 and December 31, 2005, respectively	681	662
Additional paid-in-capital	199,199	197,916
Deferred compensation	—	(133)
Deficit accumulated during the development stage	(169,052)	(149,806)
	30,828	48,639
Total liabilities and shareholders’ equity	$36,943	$53,719

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From May 1, 1994 (Inception) through September 30, 2006
(In thousands, except per share data)	2006	2005	2006	2005
Revenues:
Technology license fees	$6	$6	$16	$17	$4,525
Research and laboratory support fees	—	—	—	1	5,932
Contract research grants	—	—	—	—	2,501
Total revenues	6	6	16	18	12,958
Operating expenses:
Clinical trials	3,285	1,740	9,983	7,415	56,491
Other research and development	2,336	1,703	6,514	4,806	80,129
Total research and development	5,621	3,443	16,497	12,221	136,620
General and administrative	919	758	3,072	2,430	34,020
Marketing	297	—	1,188	—	1,188
Total operating expenses	6,837	4,201	20,757	14,651	171,828
Loss from operations	(6,831)	(4,195)	(20,741)	(14,633)	(158,870)
Interest income	502	494	1,560	1,289	8,808
Interest expense	—	—	—	—	(214)
Other income (expense), net	(3)	(16)	(31)	(10)	(153)
Loss before income taxes	(6,332)	(3,717)	(19,212)	(13,354)	(150,429)
Income tax provision (benefit)	10	10	34	32	(121)
Net loss	(6,342)	(3,727)	(19,246)	(13,386)	(150,308)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(6,342)	$(3,727)	$(19,246)	$(13,386)	$(168,797)
Loss applicable to common shareholders per share	$(0.10)	$(0.06)	$(0.29)	$(0.21)
Weighted-average number of shares of common stock outstanding	66,231	65,983	66,167	64,866

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2005	66,177,892	$662	$197,916	$(133)	$(149,806)	$48,639
Reversal of deferred compensation			(133)	133		—
Stock-based compensation expense			1,359			1,359
Restricted stock awards, net	1,783,425	19	(19)			—
Exercise of stock options	92,158	—	51			51
Issuances under employee benefit plan	20,868		25			25
Net loss and comprehensive loss					(19,246)	(19,246)
Balance at September 30, 2006	68,074,343	$681	$199,199	$—	$(169,052)	$30,828

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For The Period From May 1, 1994 (Inception) through September 30, 2006
(In thousands)	2006	2005
Cash flows from operating activities:
Net loss	$(19,246)	$(13,386)	$(150,308)
Adjustments to reconcile net loss to net cash used in operating activities-
Non-cash compensation	1,359	—	2,453
Depreciation and amortization	154	167	3,208
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities-
Receivables and prepaid expenses	89	102	(136)
Other assets	—	—	(22)
Current liabilities	1,049	(1,102)	5,734
Deferred revenue	(14)	(14)	346
Net cash used in operating activities	(16,609)	(14,233)	(133,118)
Cash flows from investing activities:
Acquisition of equipment	(42)	(272)	(2,870)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash used in investing activities	(42)	(272)	(2,870)
Cash flows from financing activities:
Initial public offering	—	—	9,696
Net proceeds from issuance of common stock	76	30,332	112,307
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of Class A Warrants	—	—	5,675
Net proceeds from exercise of Class B Warrants	—	—	17,538
Net proceeds from exercise of other warrants	—	—	7,456
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	76	30,332	172,175
Change in cash and cash equivalents	(16,575)	15,827	36,187
Cash and cash equivalents, beginning of period	52,762	41,729	—
Cash and cash equivalents, end of period	$36,187	$57,556	$36,187
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$214
Cash paid for taxes	$57	$37	$124

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

3.    Per Share Data – Anti-dilution

As of September 30, 2006, the Company had outstanding warrants to purchase 9,198,971 shares of its common stock at exercise prices between $2.20 and $3.25 per share and outstanding stock options to purchase 4,511,963 shares of its common stock at exercise prices between $0.36 and $17.88 per share. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options and warrants as well as restricted shares of common stock not yet vested have not been considered in the per share calculation presented.

4.    Income Taxes

For the nine months ended September 30, 2006 and 2005, the Company recorded a provision of $34,000 and $32,000, respectively, for state capital taxes.

5.    Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment’’ (SFAS 123R) that requires the recognition of expense related to the fair value of stock-based compensation in the Company’s consolidated financial statements. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and provided pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure’’ (SFAS 148). Under APB 25, no stock-based employee compensation cost is reflected in reported net loss when options granted to employees have an exercise price at least equal to the market value of the underlying common stock at the date of grant.

The Company adopted SFAS 123R using the modified prospective method. The Company’s consolidated financial statements as of and for the nine-month period ended September 30, 2006 reflect the impact of adopting SFAS 123R. Stock-based compensation expense recognized for the nine-month period ended September 30, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with SFAS 123R. Upon adoption of SFAS 123R, on January 1, 2006 the Company reversed the unrecognized deferred compensation costs associated with 2005 restricted stock awards of $133,000 with a corresponding reduction to the Company’s additional paid-in capital. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Equity Compensation Plans

Stock Option Plans – The Company currently has stock options outstanding to purchase 4,511,963 shares of common stock under the following stock option plans: (i) the 2003 Stock Option Plan;(ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for issuance under these plans. The options outstanding will continue to vest according to one of the following schedules: (i) in annual installments of 33-1/3% on each of the first, second and third anniversaries of the date of grant, or (ii) in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant. The maximum contractual term of all options is ten years.

2005 Stock Incentive Plan (2005 Plan)   –   The 2005 Plan provides for the issuance of up to 7,466,141 shares of common stock for a range of awards, including restricted stock, stock appreciation rights, deferred stock, other awards based on shares of common stock and performance awards. No award may be made under the 2005 Plan after October 25, 2015.

Employee Stock Purchase Plan (ESPP) – A total of 450,000 shares of common stock are authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period.

Option Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. There were no options granted during the first nine months of 2006 or for the three-month period ended September 30, 2005. The fair value of options granted during the nine-month period ended September 30, 2005 was calculated using the following estimated weighted-average assumptions:

For the Nine Months Ended September 30, 2005
Options granted	76,000
Weighted-average exercise price	$2.26
Weighted-average grant date fair value	$1.24
Assumptions:
Risk-free interest rate	3.87%
Expected volatility	55%
Expected term (in years)	5.82
Expected dividend yield	0%

Risk-free interest rate   –   The yield on the zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption is used as the risk-free interest rate.

Expected volatility   –   The Company is responsible for estimating volatility and has considered a number of factors when estimating volatility. The Company has used historical volatility to estimate the grant-date fair value of stock options. The Company believes that past stock price volatility is likely to be indicative of future stock price behavior.

Expected term   –   The Company uses historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data is currently the best estimate of the expected term of a new option and that generally all groups of employees exhibit similar exercise behavior.

Expected dividend yield   –   The Company has never paid dividends on its common stock. The Company currently intends to retain all future earnings for use in the operation of its business and does not anticipate paying cash dividends in the foreseeable future. Accordingly, the expected dividend yield assumption is 0%.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that vests during the period. SFAS 123R requires forfeitures to be considered in determining fair value and to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimates. Forfeitures represent only the unvested portion of a surrendered option. The Company has applied an annual forfeiture rate of 0.44% to all unvested options as of September 30, 2006 based on an analysis of the Company’s historical forfeitures. This forfeiture rate will be re-evaluated quarterly and adjusted as necessary. The actual expense recognized over the vesting period will only be for those shares that vest.

Expense

Beginning January 1, 2006, the Company has been recognizing compensation expense using the straight-line attribution method for awards of restricted stock, grants of stock options and purchases under its employee stock purchase plan based on the grant-date fair value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized for the three-month and nine-month periods ended September 30, 2006 included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred. The impact on previously reported pro forma disclosures under SFAS 123 is not material.

The following table shows the pro forma impact on net loss and loss applicable to common shareholders per share if the Company had applied the fair-value method under SFAS 123 to stock-based compensation for the three and nine months ended September 30, 2005:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Reported Net Loss	$(3,727)	$(13,386)
Add: Stock-based employee compensation expense included in reported net loss	—	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(415)	(1,316)
Pro forma net loss	$(4,142)	$(14,702)
Reported basic and diluted loss per share	$(0.06)	$(0.21)
Pro forma basic and diluted loss per share	$(0.06)	$(0.23)

The adoption of SFAS 123R on January 1, 2006 had the following impact on the operating results for the three and nine months ended September 30, 2006: net loss was increased by $413,000 and $1.4 million, respectively, and the basic and diluted loss per share was increased by $0.01 and $0.02, respectively.

Stock Option Activity

A summary of the activity under the Company’s stock option plans as of and for the nine-month period ended September 30, 2006 is as follows:

	Options Outstanding (in 000’s)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2006	4,932	$4.81
Granted	—	—
Exercised	(92)	$0.55
Forfeited	(13)	$3.23
Expired	(315)	$6.32
Outstanding at September 30, 2006	4,512	$4.80	4.75	$3.70
Exercisable at September 30, 2006	4,055	$4.90	4.38	$3.83
Vested or expected to vest at September 30, 2006 (1)	4,510	$4.80	4.52	$3.70

(1)	In addition to the vested options, the Company expects a portion of the options not yet vested to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the options not yet vested.

During the nine months ended September 30, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the option holder to exercise the options) was $137,000 and the total amount of cash received from exercise of these options was $51,000. The total grant-date fair value of stock options that vested during the nine-month period ended September 30, 2006 was $458,000.

As of September 30, 2006, there was approximately $769,000 of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized throughout the period ending October 31, 2009.

Restricted Stock Activity

During the three and nine month periods ended September 30, 2006, the Company issued 93,333 and 1,866,758 shares of restricted stock, respectively, at a weighted-average fair value of $1.26 and $1.72 per share, respectively. In September 2006, the Company canceled 83,333 shares of restricted stock which resulted in the reversal of previously recorded compensation expense of $37,000 as the conditions for vesting were not met. The Company recorded net compensation expense for restricted stock of $279,000 and $870,000, respectively, for the three and nine-month periods ended September 30, 2006. As of September 30, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized throughout the period ending May 2009.

6.    Related Party Transactions

Included in the Company’s current liabilities at September 30, 2006, is $100,000 for a gift expensed in 2005 to fund research through March 31, 2007. The gift was made to a laboratory headed by one of the Company’s directors, an affiliate of Yale. The remaining gift balance will be paid in two equal quarterly installments through the first quarter of 2007.

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

Our plan of operations for the next twelve months includes the following elements:

•	Phase I, Phase II and Phase III clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product for clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine®;

•	Provide product for Phase I clinical studies to be sponsored by the NCI of an oral formulation of Triapine®;

•	Resubmit an Investigational New Drug application for VNP40541 to the U.S. Food and Drug Administration and, if approved, conduct Phase I clinical studies of VNP40541;

•	Continue to conduct internal product development studies with respect to our clinical products;

•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M);

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® (VNP40101M) and Triapine® ), two product development programs in preclinical development (VNP40541 and hydrazone compounds) and one product development program for which we are seeking a development partner (TAPET®).

The following table provides information on clinical trials of Cloretazine® (VNP40101M) sponsored by us that were open for patient accrual as of November 1, 2006.

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

We budget and monitor our research and development costs by category. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies.The cost to take a product candidate through clinical trials is dependent upon, among other things, the disease indications, the timing, the size and dosing schedule of each clinical trial, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment in the evaluation of clinical trial results or in applying for or obtaining regulatory approvals. Significant delays could allow our competitors to bring products to market before we do and impair our ability to commercialize our product candidates. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.

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

We manufacture active pharmaceutical ingredient and finished drug product for all of our compounds through third-party contract manufacturing companies. We believe that we have sufficient available inventory of Cloretazine® (VNP40101M) to complete the clinical trials underway as well as additional planned trials. However, our agreement with the current manufacturer of finished drug product for Cloretazine® (VNP40101M) and Triapine® expires on March 31, 2007 unless extended by mutual agreement of both parties. We are negotiating to extend the term of the agreement until December 31, 2008, and expect that this extension will result in different pricing, terms and additional payments to the contract manufacturer. At the present time, we do not expect to be able to complete the extension of our current agreement prior to receipt of notice of non-renewal based on the terms of the agreement. As an additional option, we are in discussions with an alternative third-party contract manufacturer of finished drug product to enter into a new supply agreement. We anticipate having either an extension of our current agreement, or a new agreement with the alternative manufacturer, executed by December 31, 2006. There can be no assurance that we will be able to extend our current agreement, or enter into an alternative agreement on a timely basis, or what the terms of such extension or new agreement might be. If we are not successful in extending our current agreement or engaging a new manufacturer by March 31, 2007, we may have to delay the initiation of additional trials of Cloretazine® (VNP40101M) and Triapine®, or the commercial launch of these products if and when they are approved.

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

Income Taxes

We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the provisions recorded for minimum state capital taxes and the sales recorded of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of September 30, 2006. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment to reduce the valuation allowance in the period of determination.

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

For the three and nine-month periods ended September 30, 2006, we recognized $413,000 and $1.4 million, respectively, of total stock-based compensation expense as a result of the adoption of SFAS 123R. The adoption of SFAS 123R increased basic and diluted loss applicable to common shareholders per share by $0.01 and $0.02 for the three and nine-month periods ended September 30, 2006, respectively. We expect the impact of the adoption of SFAS 123R on diluted EPS to be approximately $0.01 for the fourth quarter of 2006.

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

As of September 30, 2006, the total compensation cost related to unvested awards of restricted stock and stock options not yet recognized in the statement of operations was approximately $3.1 million, which will be recognized throughout the period ending October 31, 2009.

See Note 5 to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our adoption of SFAS 123R.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

Revenues.    Revenues from technology license fees were $6,000 for each of the three month periods ended September 30, 2006 and 2005. We have no material source of revenues.

Research and Development Expenses.    Total research and development (‘‘R&D’’) expenses were $5.6 million and $3.4 million for the three-month periods ended September 30, 2006 and 2005, respectively, as a result of higher clinical trials expenses of $1.5 million and higher other R&D expenses of $633,000. The increase in clinical trials expenses was primarily due to higher costs for Cloretazine® (VNP40101M) trials of $602,000, higher Triapine® trials expense of $351,000, higher drug production costs of $357,000 and higher compensation costs of $162,000 related to the addition of new employees in our clinical development group and stock-based compensation expense. A portion of the increase in Cloretazine® (VNP40101M) and Triapine® clinical trials expenses was due to a reduction recorded in the third quarter of 2005 of $683,000 to the accrual for clinical trial costs as actual expenses for two trials were less than original estimates. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, and stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

General and Administrative Expenses.    General and administrative expenses were $919,000 for the three-month period ended September 30, 2006 as compared to $758,000 for the same period in 2005. The increase was primarily due to stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

Marketing Expenses.    Marketing expenses were $297,000 for the three-month period ended September 30, 2006. There were no such expenses for the same period in 2005. During 2006, we began pre-launch commercialization activities for Cloretazine® (VNP40101M), which is in late-stage clinical development.

Interest Income.    Interest income was $502,000 for the three months ended September 30, 2006, as compared to $494,000 for the same 2005 period. The increase was primarily due to higher interest rates partially offset by lower invested balances in 2006.

Other Income (Expense).    Other expense was $3,000 for the three months ended September 30, 2006, as compared to $16,000 for the same 2005 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For each of the three month periods ended September 30, 2006 and 2005, a provision for state capital taxes of $10,000 was recorded.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $6.3 million, or $0.10 per share based on weighted average shares outstanding of 66.2 million, for the three months ended September 30, 2006, compared to a net loss of $3.7 million, or $0.06 per share based on weighted average shares outstanding of 66.0 million, for the same 2005 period.

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

Revenues.    Revenues from technology license fees were $16,000 for the nine months ended September 30, 2006, compared to $18,000 of revenues from technology license fees and research and laboratory support fees for the same period in 2005. We have no material source of revenues.

Research and Development Expenses.    Total research and development (‘‘R&D’’) expenses were $16.5 million and $12.2 million for the nine-month periods ended September 30, 2006 and 2005, respectively, as a result of higher clinical trials expenses of $2.6 million and higher other R&D expenses of $1.7 million. The increase in clinical trials expenses was primarily due to higher costs for Cloretazine® (VNP40101M) trials of $1.7 million, higher Triapine® trials expense of $147,000, higher drug production costs of $134,000 and higher compensation costs of $524,000 related to the addition of new employees in our clinical development group, and stock-based compensation expense. A portion of the increase in Cloretazine® (VNP40101M) clinical trials expense and all of the increase in Triapine® clinical trials expenses were due to a reduction recorded in the third quarter of 2005 of $683,000 to the accrual for clinical trial costs as actual expenses for two trials were less than original estimates. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, and stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

General and Administrative Expenses.    General and administrative expenses were $3.1 million for the nine-month period ended September 30, 2006 as compared to $2.4 million for the same period in

2005. The increase was primarily due to stock-based compensation expense recorded in 2006 as a result of the adoption of SFAS 123R.

Marketing Expenses.    Marketing expenses were $1.2 million for the nine-month period ended September 30, 2006. There were no such expenses for the same period in 2005. During 2006, we began pre-launch commercialization activities for Cloretazine® (VNP40101M), which is in late-stage clinical development.

Interest Income.    Interest income was $1.6 million for the nine months ended September 30, 2006, as compared to $1.3 million for the same 2005 period. The increase was primarily due to higher interest rates partially offset by lower invested balances in 2006.

Other Income (Expense).    Other expense was $31,000 for the nine months ended September 30, 2006, as compared to $10,000 for the same 2005 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the nine months ended September 30, 2006 and 2005, a provision for state capital taxes was recorded of $34,000 and $32,000, respectively.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $19.2 million, or $0.29 per share based on weighted average shares outstanding of 66.2 million, for the nine months ended September 30, 2006, compared to a net loss of $13.4 million, or $0.21 per share based on weighted average shares outstanding of 64.9 million, for the same 2005 period.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $36.2 million compared to cash and cash equivalents of $52.8 million at December 31, 2005. The decrease in 2006 was due primarily to cash used of $16.6 million to fund operating activities. Cash used in operations was primarily to fund clinical and preclinical product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition. Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses decreased $89,000 and $102,000 during the nine months ended September 30, 2006 and 2005, respectively. The decreases in 2006 and 2005 were primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities increased $1.0 million during the nine-month period ended September 30, 2006 compared to a decrease of $1.1 million for the same 2005 period. The increase in 2006 was primarily due to higher level of accounts payable and accruals for higher clinical and preclinical development costs. The decrease in 2005 was the result of a reduction of $683,000 in the accrual for clinical trial costs as actual expenses for two clinical trials were less than original estimates, as well as the timing of payments to clinical vendors differing from the recognition of clinical trials expenses.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $42,000 and $272,000 for the nine months ended September 30, 2006 and 2005, respectively, were primarily for lab equipment, computer software and computer hardware. Capital expenditures for fiscal 2006 are not expected to exceed $200,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the nine months ended

September 30, 2006, we received proceeds of $76,000 from the issuance of 113,026 shares of our common stock under employee stock plans. For the nine months ended September 30, 2005, we received a total of $30.3 million consisting of net proceeds of $30.2 million from a registered direct offering of 10 million shares of our common stock at $3.25 per share in January 2005 and proceeds of $137,000 from the issuance of 122,913 shares of our common stock under employee stock plans.

All proceeds from sales of our common stock are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $36.2 million at September 30, 2006 will be sufficient to fund our operations through the fourth quarter of 2007. We expect to receive notice from the third-party contract manufacturer of finished drug product for Cloretazine® (VNP40101M) and Triapine® that our supply agreement with them will terminate on March 31, 2007. We are negotiating to extend the term of the agreement which may result in different pricing and payment terms and additional payments to the contract manufacturer. As an additional option, we are in discussions with an alternative third-party contract manufacturer of finished drug product to enter into a new supply agreement. Depending on the results of the discussions to extend our current agreement, or our effort to enter into an agreement with a new manufacturer, we may need to increase our expenditures for product manufacturing in 2007. As such, our current operating plan and cash requirements may vary materially from the foregoing due to the potential renegotiation of our current supply agreement and/or moving production to an alternate manufacturer, in addition to results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

We will need to raise substantial capital to complete our product development and clinical trials and to fund operations beyond 2007, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first nine months of 2006, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2005.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. These Investments are subject to interest rate risk and as such our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at September 30, 2006 was approximately 5.2%.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Date: November 9, 2006                                               VION PHARMACEUTICALS, INC

By: /s/ Howard B. Johnson
Howard B. Johnson
President and Chief Financial Officer