Form 10-Q
period 2007-03-31
VION PHARMACEUTICALS INC
filed 2007-05-09
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:    000-26534

VION PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3671221 (I.R.S. Employer Identification No.)
4 Science Park New Haven, CT	06511
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of May 7, 2007 was 72,849,540.

VION PHARMACEUTICALS, INC.

PART I – FINANCIAL INFORMATION

In this report, unless the context otherwise requires, the terms ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ and ‘‘Vion’’ refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	March 31, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$79,564	$30,914
Available-for-sale securities	36	100
Accounts receivable	16	9
Prepaid expenses	248	203
Deferred issuance costs	225	—
Total current assets	80,089	31,226
Property and equipment, net	614	605
Deferred issuance costs	870	—
Security deposits	25	25
Total assets	$81,598	$31,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$4,797	$4,263
Interest payable	581	—
Accounts payable	443	1,057
Accrued payroll and payroll-related expenses	425	740
Deferred revenue	18	18
Total current liabilities	6,264	6,078
Deferred revenue	319	324
Convertible senior notes	53,494	—
Total liabilities	60,077	6,402
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 150,000,000 shares;
issued and outstanding: 72,699,540 and 71,366,506 shares
at March 31, 2007 and December 31, 2006, respectively	727	714
Additional paid-in capital	203,866	199,793
Accumulated other comprehensive income	36	100
Deficit accumulated during the development stage	(183,108)	(175,153)
	21,521	25,454
Total liabilities and shareholders’ equity	$81,598	$31,856

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period From May 1, 1994 (Inception) through March 31, 2007
(In thousands, except per share data)	2007	2006
Revenues:
Technology license fees	$5	$9	$4,536
Research and laboratory support fees	—	—	5,932
Contract research grants	—	—	2,501
Total revenues	5	9	12,969
Operating expenses:
Clinical trials	3,399	3,135	62,977
Other research and development	2,513	1,945	84,542
Total research and development	5,912	5,080	147,519
Selling, general and administrative	1,967	1,409	38,702
Total operating expenses	7,879	6,489	186,221
Loss from operations	(7,874)	(6,480)	(173,252)
Interest income	667	532	9,909
Interest expense	(739)	—	(953)
Other expense, net	(3)	(10)	(175)
Loss before income taxes	(7,949)	(5,958)	(164,471)
Income tax provision (benefit)	6	13	(107)
Net loss	(7,955)	(5,971)	(164,364)
Preferred stock dividends and accretion	—	—	(18,489)
Loss applicable to common shareholders	$(7,955)	$(5,971)	$(182,853)
Loss applicable to common shareholders per share	$(0.12)	$(0.09)
Weighted-average number of shares of common stock outstanding	66,362	66,186

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Development Stage	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2006	71,366,506	$714	$199,793	$100	$(175,153)	$25,454
Issuance of warrants – February 2007			3,036			3,036
Stock-based compensation expense			1,050			1,050
Restricted stock awards	1,333,034	13	(13)			—
Change in net unrealized gains and losses				(64)		(64)
Net loss					(7,955)	(7,955)
Comprehensive loss						(8,019)
Balance at March 31, 2007	72,699,540	$727	$203,866	$36	$(183,108)	$21,521

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For The Period From May 1, 1994 (Inception) through March 31, 2007
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(7,955)	$(5,971)	$(164,364)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	1,050	501	4,091
Amortization of issuance costs, original issue discount and assigned warrant value	158	—	158
Depreciation and amortization	62	56	3,328
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	(52)	(285)	(263)
Other assets	—	—	(22)
Current liabilities	186	(464)	6,211
Deferred revenue	(5)	(5)	337
Net cash used in operating activities	(6,556)	(6,168)	(144,917)
Cash flows from investing activities:
Acquisition of equipment	(71)	(35)	(3,010)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash used in investing activities	(71)	(35)	(3,010)
Cash flows from financing activities:
Net proceeds from placement of notes and warrants	55,277	—	55,277
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	—	24	112,346
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	55,277	24	227,491
Change in cash and cash equivalents	48,650	(6,179)	79,564
Cash and cash equivalents, beginning of period	30,914	52,762	—
Cash and cash equivalents, end of period	$79,564	$46,583	$79,564
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$214
Cash paid for taxes	$13	$29	$149

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

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-26534).

3.    Convertible Senior Notes and Warrants

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due 2012 and warrants to purchase up to an additional 7,800,000 shares of its common stock. The Company pays interest on the notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations.

The Company received net proceeds after debt discount and issuance costs of approximately $55.3 million from the sale of the notes and warrants. The notes were recorded in the consolidated financial statements at an initial carrying value of approximately $53.4 million which represents the principal amount of the notes of $60 million less the original issue discount (OID) of $3.6 million given to the initial purchaser of the notes and the amount of the proceeds of approximately $3.0 million allocated to the warrants based on their relative fair value. Deferred issuance costs of approximately $1.1 million were also recorded in the consolidated financial statements. The deferred issuance costs, OID and assigned warrant value are being amortized as a component of interest expense using the effective interest method over the five-year term of the notes. The Company incurred interest expense of $739,000, which included amortization expense of $158,000, in connection with the notes and warrants for the three months ended March 31, 2007.

The notes are convertible into shares of the Company’s common stock at the option of the holder of notes at any time after the earlier of (i) the date a shelf registration statement with respect to the resale of the shares of common stock issuable upon conversion of the notes becomes effective and (ii) August 19, 2007, and prior to the close of business on February 15, 2012, at an initial conversion rate of 520.833 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.92 per share. The conversion price is subject to adjustment under certain circumstances. If notes are called for redemption, the noteholders will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption.

The Company is obligated to pay the principal amount of the notes in cash on the maturity date, February 15, 2012. On or after February 15, 2010, the Company has the right to redeem some or all of the notes for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date. Upon certain fundamental changes, holders of notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase their notes, in whole or in part, at 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the repurchase date.

The warrants are exercisable into shares of the Company’s common stock at the option of the holder of warrants at any time after the earlier of (i) the date a shelf registration statement with respect to the resale of the shares of the common stock issuable upon exercise of the warrants becomes effective and (ii) 180 days after the closing of the sale of the warrants, and prior to the close of business on February 15, 2010, at an initial exercise price of $2.00 per share. Upon 30 days written notice, the Company may redeem the warrants, in whole or in part, at a price of $0.01 per warrant at any time after the warrants become exercisable; provided that, the last sales price of the Company’s common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period ending three days before the Company sends the notice of redemption; and provided further that, at all times during such 30-consecutive trading day period there is an effective registration statement relating to the resale of all of the shares of common stock issuable to warrant holders upon exercise of the warrants.

The Company has subsequently filed a registration statement on Form S-3 relating to the resale of the shares of common stock underlying the notes and warrants by the investors and the primary issuance of shares of common stock which may be used to pay interest and make-whole amounts on such notes. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

4.    Per Share Data – Anti-dilution

As of March 31, 2007, the Company had outstanding warrants to purchase 16,998,971 shares of its common stock at exercise prices between $2.00 and $3.25 per share and outstanding stock options to purchase 4,212,842 shares of its common stock at exercise prices between $0.36 and $17.88 per share. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options and warrants as well as restricted shares of common stock not yet vested have not been considered in the per share calculations presented.

5.    Income Taxes

For the three months ended March 31, 2007 and 2006, the Company recorded a provision of $6,000 and $13,000, respectively, for state capital taxes.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN48) on January 1, 2007. Except for the provisions recorded for minimum state capital taxes and sales recorded of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. The Company has unrecognized tax benefits of $68.2 million as of January 1, 2007. The Company has provided a full valuation allowance for its deferred tax asset. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

6.    Stock-Based Compensation

Equity Compensation Plans

2005 Stock Incentive Plan (2005 Plan) – The 2005 Plan provides for the issuance of up to 7,531,818 shares of common stock for a range of awards, including restricted stock, stock appreciation rights, deferred stock, other awards based on shares of common stock and performance awards. No award may be made under the 2005 Plan after October 25, 2015.

Stock Option Plans – As of March 31, 2007, the Company had stock options outstanding to purchase 4,212,842 shares of common stock under the following stock option plans: (i) the 2003 Stock

Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for issuance under these plans. The incentive options outstanding will continue to vest in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant, or earlier on a change of control. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service, if vested. Incentive options which are not vested expire immediately upon termination of service. The 1993 and 2003 Stock Option Plans provided for the automatic grant of non-qualified stock options to purchase shares of common stock to directors of the Company. All outstanding director options are vested. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (i) one year after termination of service as a director under the 2003 Plan or 90 days after termination of service as a director under the 1993 Plan.

Employee Stock Purchase Plan (ESPP) – A total of 450,000 shares of common stock are authorized for issuance under the ESPP. The ESPP permits eligible employees to purchase up to 2,000 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period.

Stock-Based Compensation Expense

Beginning January 1, 2006, the Company has recognized compensation expense in accordance with Statement of Financial Accounting Standards 123 (revised 2004), ‘‘Share-Based Payment,’’ (SFAS123R) using the straight-line attribution method for awards of restricted stock, grants of stock options and purchases under its employee stock purchase plan based on the grant-date fair value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense of $1.0 million and $501,000 recognized for the three-month periods ended March 31, 2007 and 2006, respectively, included: (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005.

The following table shows the pro forma impact on net loss if the Company had applied the fair-value method under SFAS 123 to stock-based compensation for the period from inception through December 31, 2005 (in thousands, except per share amounts):

From Inception (May 1, 1994) to December 31, 2005
Reported net loss	$(131,062)
Add: Stock-based employee compensation expense included in reported net loss	795
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(22,707)
Pro forma net loss	(152,974)
Pro forma preferred stock dividend and accretion	(18,489)
Pro forma loss applicable to common shareholders	$(171,463)

Stock Option Activity

A summary of the activity under the Company’s stock option plans as of and for the three-month period ended March 31, 2007 is as follows:

	Options Outstanding (in 000’s)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Weighted-Average Fair Value Per Share
Outstanding at January 1, 2007	4,232	$4.73
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(19)	$4.19
Outstanding at March 31, 2007	4,213	$4.74	4.5	$3.73
Exercisable at March 31, 2007	3,960	$4.76	4.3	$3.79
Vested or expected to vest at March 31, 2007(1)	4,212	$4.74	4.5	$3.73

(1)	In addition to the vested options, the Company expects a portion of the options not yet vested to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the options not yet vested.

The total grant-date fair value of stock options that vested during the three-month period ended March 31, 2007 was approximately $3,000.

For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options of approximately $80,000 and $213,000, respectively. As of March 31, 2007, there was approximately $567,000 of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized throughout the period ending October 31, 2009.

Restricted Stock Activity

For the three months ended March 31, 2007 and 2006, the Company issued 1,333,034 shares and 1,682,225 shares of restricted stock, respectively, at a weighted-average fair value of $1.53 per share and $1.76 per share, respectively. The Company recorded net compensation expense for restricted stock of $969,000 and $288,000 for the three-month periods ended March 31, 2007 and 2006, respectively. As of March 31, 2007, there was $7.4 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized throughout the period ending January 2010.

7.    Related Party Transactions

In March 2007, the Company made a gift of $200,000 to support research projects through March 31, 2008 at a Yale University research laboratory headed by one of its directors. The gift is payable in four equal quarterly installments beginning April 1, 2007. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company recorded the total amount of the gift as research and development expense in the three-month period ended March 31, 2007. Included in the Company’s current liabilities at March 31, 2007, is $200,000 for the gift.

Mr. Bickerstaff, one of the Company’s directors, is a principal of CRT Capital Group LLC (‘‘CRT’’), which was the initial purchaser of the Company’s convertible senior notes and warrants in a private placement in February 2007. CRT received a purchase discount of $3.6 million which represented 6% of the $60 million principal amount of the notes.

8.    Commitments and Contingencies

During the first three months of 2007, except for the aforementioned gift obligation of $200,000, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements at December 31, 2006.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘potential,’’ ‘‘seek,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and, as a result, the inability to continue operations, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements included under Item 1A, ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our plan of operations for the next twelve months includes the following elements:

•	Conduct clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Provide product for clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine®;

•	Provide product for a clinical study sponsored by the NCI of an oral formulation of Triapine®;

•	Resubmit an Investigational New Drug application for VNP40541 to the U.S. Food and Drug Administration (FDA) and, if approved, conduct Phase I clinical studies of VNP40541;

•	Continue to conduct internal product development with respect to our clinical and preclinical products;

•	Prepare for a potential filing of a New Drug Application for Cloretazine® (VNP40101M) with the FDA;

•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M);

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® (VNP40101M) and Triapine®), two product development programs in preclinical development (VNP40541 and hydrazone compounds) and one drug delivery technology (TAPET®) for which we are seeking a development partner. The following table provides information concerning the commencement dates of our clinical trials of Cloretazine® (VNP40101M) sponsored by us that remain open for patient accrual as of May 1, 2007.

Trial	Trial Commencement Date
Phase III trial in relapsed acute myelogenous leukemia (AML) in combination with Ara-C	March 2005
Phase II trial in small cell lung cancer	September 2005
Phase II trial in elderly de novo poor-risk acute myelogenous leukemia	May 2006

On November 13, 2006, we announced that we had accrued 210 patients to the Phase III trial of our lead anticancer agent Cloretazine® (VNP40101M). The trial is evaluating Cloretazine® (VNP40101M) in combination with Ara-C for the treatment of relapsed AML and is designed to accrue 420 patients if it continues to full accrual. The planned interim evaluation of safety and efficacy for this trial based on 210 patients by its Data Safety Monitoring Board (DSMB) is presently anticipated to occur in the second quarter of 2007, although we have limited control over the final timing. Based on the evaluation of the first 210 patients accrued in the Phase III trial, the DSMB will determine whether to allow the trial to continue as currently designed, whether the trial design should be modified or whether the trial should be terminated completely. Such a determination would be expected after the data is evaluated by its DSMB. There can be no assurance as to the results of the evaluation of these patients, or the timing of completion of this evaluation or this trial, and there should be no inference that the trial has achieved favorable results to date or that the DSMB will allow the Phase III trial to continue.

On January 25, 2007, we announced that we had recorded at least nine responses in our pivotal Phase II trial of Cloretazine® (VNP40101M) in elderly patients with de novo poor-risk AML. The trial is designed to continue to a total accrual of 85 patients if there have been at least nine responses in the first 42 patients. Accordingly, we are now in the second stage of accrual. There can be no assurance as to the results of this trial or the timing of completion of this trial, and there should be no inference that the trial has achieved favorable results to date.

The National Cancer Institute (NCI) is sponsoring clinical trials of Triapine®. We provide product for the NCI trials.

Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. Factors that can cause delay or termination of our clinical trials include:

•	slow patient enrollment;

•	long period of time required to track safety and effectiveness;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested;

•	negative or equivocal findings of the data safety monitoring board, or DSMB, for a trial; and

•	lack of sufficient funds.

The amount and types of costs incurred during a clinical trial vary depending upon the type of product candidate, the disease treated and the nature of the study.

We budget and monitor our research and development costs by category, as opposed to by product or study. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies.The cost to take a product candidate through clinical trials is dependent upon, among other things, the targeted disease indications, the timing, size and dosing schedule of the clinical trials for such product candidate, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results, or in applying for or obtaining regulatory approvals for any reason including the possible reasons for delay described above. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.

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

We expect that we will need to enter into and complete Phase III or registrational clinical trials of our products in order to apply for regulatory approval. If we achieve successful completion of Phase III or registrational trials, which have commenced or which we may in the future commence, of which there can be no certainty, we intend to submit the results to the FDA to support an application for regulatory approval of the product.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN48) on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations. We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the provisions recorded for minimum state capital taxes and the sales recorded of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of March 31, 2007. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

Stock-Based Compensation

For the three-month periods ended March 31, 2007 and 2006, we recognized $1.0 million and $501,000 of stock-based compensation expense in accordance with Statement of Financial Accounting Standard 123 (revised 2004), ‘‘Share-Based Payment’’, (SFAS 123R). We adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, ‘‘Accounting for Stock Issued to Employees’’, intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We use the straight-line attribution method for all stock option grants.

Employee stock-based compensation is estimated at the date of grant using the fair value of the stock awards and is recognized as expense ratably over the requisite service period. Stock-based compensation cost recognized is based on (i) the requirement of SFAS 123R for all share-based payments granted after January 1, 2006 and (ii) the requirements of SFAS 123 for all awards granted to employees prior to January 1, 2006 that remained unvested as of that date.

As of March 31, 2007, the total compensation cost related to unvested awards of restricted stock and stock options not yet recognized in the statement of operations was approximately $7.9 million, which will be recognized throughout the period ending January 2010.

See Note 6 to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding stock-based compensation expense.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

Revenues.    Revenues from technology license fees were $5,000 and $9,000 for the three-month periods ended March 31, 2007 and 2006, respectively. We have no material source of revenues.

Research and Development Expenses.    Total research and development (R&D) expenses were $5.9 million and $5.1 million for the three-month periods ended March 31, 2007 and 2006, respectively, as a result of higher other R&D expenses of $568,000 and higher clinical trials expenses of $264,000. The increase in other R&D expenses was primarily due to development costs in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, a $200,000 gift to support research projects at a Yale University laboratory made in March 2007, and higher 2007 stock-based compensation expense of $187,000 for employees included in the other R&D group. The increase in clinical trials expenses was primarily due to higher costs for Cloretazine® (VNP40101M) trials of $401,000 and higher 2007 stock-based compensation expense of costs of $91,000 for employees included in the clinical group, partially offset by lower drug production costs of $193,000.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $2.0 million for the three-month period ended March 31, 2007 as compared to $1.4 million for the same period in 2006. The increase was primarily due to higher 2007 stock-based compensation expense of $271,000 for employees and directors included in the selling, general and administrative group as well as higher patent-related costs.

Interest Income.    Interest income was $667,000 for the three months ended March 31, 2007, as compared to $532,000 for the same 2006 period. The increase was due to higher invested balances and higher interest rates in 2007.

Interest Expense.    Interest expense, which included amortization of the deferred financing costs, original issue discount (OID), and assigned warrant value, of $739,000 was recorded for the three months ended March 31, 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net.    Other expense was $3,000 for the three months ended March 31, 2007, as compared to $10,000 for the same 2006 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three-month periods ended March 31, 2007 and 2006, a provision for state capital taxes of $6,000 and $13,000, respectively, was recorded.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $8.0 million, or $0.12 per share based on weighted average shares outstanding of 66.4 million, for the three months ended March 31, 2007, compared to a net loss of $6.0 million, or $0.09 per share based on weighted average shares outstanding of 66.2 million, for the same 2006 period.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $79.6 million, compared to $30.9 million at December 31, 2006. The increase in 2007 was due primarily to net proceeds of $55.3 million from a private placement of convertible senior notes and warrants, described below, offset by cash used to fund operating activities of $6.6 million and acquisitions of capital equipment of $71,000. Cash used in operations was primarily to fund clinical and preclinical product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition.

Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses increased $52,000 and $285,000 during the three months ended March 31, 2007 and 2006, respectively. The increase in 2007 was primarily due to higher prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense. The increase in 2006 was due to a deposit made with a clinical research organization in connection with a clinical research agreement, partially offset by a reduction of prepaid insurance expense.

Current liabilities increased $186,000 during the three-month period ended March 31, 2007 compared to a decrease of $464,000 for the same 2006 period. The increase in 2007 was primarily due to interest accrued related to the convertible senior notes issued in February 2007 partially offset by a reduction in accrued payroll-related expenses due to the payment in 2007 of incentive compensation accrued as of December 31, 2006. The decrease in 2006 was primarily due to a reduction in accrued expenses and accrued payroll-related expenses due to the payment in 2006 of amounts accrued as of December 31, 2005.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $71,000 and $35,000 for the three months ended March 31, 2007 and 2006, respectively, were primarily for computer software and computer hardware. Capital expenditures for fiscal 2007 are not expected to exceed $750,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised from our sale of convertible senior notes and warrants, and proceeds from common stock issuances under our employee stock plans. For the three months ended March 31, 2007, we received net proceeds of $55.3 million from a private placement of convertible senior notes and warrants, described below. For the three months ended March 31, 2006, we received proceeds of $24,000 from the issuance of 43,000 shares of our common stock under employee stock plans. All proceeds are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

On February 20, 2007, we completed the sale of $60 million aggregate principal amount of our 7.75% convertible senior notes due 2012 and warrants to purchase up to 7,800,000 additional shares of our common stock to an initial purchaser for resale in a private placement to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act, to persons outside the United States under Regulation S under the Act and to institutional investors that are accredited investors within the meaning of Rule 501 of Regulation D under the Act. We received net proceeds of approximately $55.3 million from the sale of the notes and warrants.

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

The notes bear interest at a rate of 7.75% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. Interest may be paid at the Company’s option in cash or registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the interest payment due, in each case at our option subject to compliance with Nasdaq shareholder approval rules, from the date of issuance until repayment in full or until an earlier conversion, redemption or repurchase.

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

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $79.6 million at March 31, 2007 will be sufficient to fund our operations through mid-2009. Our current operating plan and cash requirements may vary materially from the planned estimates due to results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

Unless we have a product that is generating significant revenues, or generate cash from other sources, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations beyond mid-2009, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

In March 2007, the Company made a gift of $200,000 to support research projects through March 31, 2008 at a Yale University research laboratory. The gift is payable in four equal quarterly installments beginning April 1, 2007. Included in the Company’s current liabilities at March 31, 2007, is $200,000 for the gift.

During the first three months of 2007, except for the aforementioned gift obligation, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements at December 31, 2006.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. These investments are subject to interest rate risk and as such our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at March 31, 2007 was approximately 5.2%.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control.

PART II

OTHER INFORMATION

ITEM 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On February 20, 2007, we completed the sale of $60 million aggregate principal amount of our 7.75% convertible senior notes due 2012 and warrants to purchase up to 7,800,000 shares of our common stock to an initial purchaser for resale in a private placement to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the ‘‘Act’’), to persons outside the United States under Regulation S under the Act and to institutional investors that are accredited investors within the meaning of Rule 501 of Regulation D under the Act. Net proceeds of approximately $55.3 million from the sale of the notes and warrants will be used to fund clinical and preclinical product development activities, working capital and general corporate purposes. We have subsequently filed a registration statement on Form S-3 relating to the resale of the shares of common stock underlying the notes and warrants by the investors and the primary issuance of shares of common stock which may be used to pay interest and make-whole amounts on such notes. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

The terms of the notes are governed by an indenture, dated February 20, 2007, between the Company and U.S. Bank National Association, as trustee. The notes are convertible into shares of our common stock at the option of the holder of notes at any time after the earlier of (i) the date a shelf registration statement with respect to the resale of the shares of common stock issuable upon conversion of the Notes becomes effective and (ii) August 19, 2007, and prior to the close of business on February 15, 2012, at an initial conversion rate of 520.833 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $1.92 per share. The conversion price is subject to adjustment in accordance with the terms of the Indenture. If notes are called for redemption, the noteholders will be entitled to convert the notes at any time before the close of business on the date immediately preceding the date fixed for redemption.

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

The notes bear interest at the rate of 7.75% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. Interest may be paid in cash or registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the interest payment due, in each case at the Company’s option subject to compliance with Nasdaq shareholder approval rules, from the date of issuance until repayment in full or until an earlier conversion, redemption or repurchase.

The warrants are exercisable into shares of our common stock at the option of the holder of warrants at any time after the earlier of (i) the date a shelf registration statement with respect to the resale of the shares of our common stock issuable upon exercise of the warrants becomes effective and (ii) 180 days after the closing of the sale of the warrants, and prior to the close of business on February 15, 2010 at an initial exercise price of $2.00 per share.  Upon 30 days written notice, we may redeem the warrants, in whole or in part, at a price of $0.01 per warrant at any time after the warrants become exercisable; provided that, the last sales price of our common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period ending three days before we send the notice of redemption; and provided further that, at all times during such 30-consecutive trading day period there is an effective registration statement relating to the resale of all of the shares of common stock issuable to warrant holders upon exercise of the warrants.

ITEM 6.    Exhibits

10.1	Master Supply Agreement for Commercial and Developmental Products, effective as of September 29, 2003, by and between Vion Pharmaceuticals, Inc. and Sigma Aldrich Five Chemicals, Inc. (f/k/a Tetrionics Inc.), as amended by that certain first amendment dated as of March 13, 2007(1)
10.2	Employment Offer Letter to James Tanguay dated March 9, 2007
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2007	VION PHARMACEUTICALS, INC.
By: /s/ Howard B. Johnson
Howard B. Johnson President and Chief Financial Officer