Form 10-Q
period 2007-06-30
VION PHARMACEUTICALS INC
filed 2007-08-09
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2007 was 72,943,929.

VION PHARMACEUTICALS, INC.

In this report, unless the context otherwise requires, the terms ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ ‘‘the Company’’ and ‘‘Vion’’ refer to Vion Pharmaceuticals, Inc., a Delaware corporation.

PART I

FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except share and per share data)	June 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$74,360	$30,914
Available-for-sale securities	37	100
Accounts receivable	43	9
Prepaid expenses	271	203
Deferred issuance costs	253	—
Total current assets	74,964	31,226
Property and equipment, net	765	605
Deferred issuance costs, net of current portion	917	—
Security deposits	25	25
Total assets	$76,671	$31,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$4,809	$4,263
Interest payable	1,744	—
Accounts payable	1,597	1,057
Accrued payroll and payroll-related expenses	570	740
Deferred revenue	18	18
Total current liabilities	8,738	6,078
Deferred revenue	315	324
Convertible senior notes	53,753	—
Total liabilities	62,806	6,402
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 300,000,000 shares; issued and outstanding: 72,943,929 and 71,366,506 shares at June 30, 2007 and December 31, 2006, respectively	730	714
Additional paid-in capital	205,048	199,793
Accumulated other comprehensive income	37	100
Deficit accumulated during the development stage	(191,950)	(175,153)
	13,865	25,454
Total liabilities and shareholders’ equity	$76,671	$31,856

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From May 1, 1994 (Inception) through June 30,2007
(In thousands, except per share data)	2007	2006	2007	2006
Revenues:
Technology license fees	$5	$1	$10	$10	$4,541
Research and laboratory support fees	—	—	—	—	5,932
Contract research grants	—	—	—	—	2,501
Total revenues	5	1	10	10	12,974
Operating expenses:
Clinical trials	3,892	3,563	7,291	6,698	66,869
Other research and development	2,599	2,233	5,112	4,178	87,141
Total research and development	6,491	5,796	12,403	10,876	154,010
Selling, general and administrative	2,141	1,635	4,108	3,044	40,843
Total operating expenses	8,632	7,431	16,511	13,920	194,853
Loss from operations	(8,627)	(7,430)	(16,501)	(13,910)	(181,879)
Interest income	998	526	1,665	1,058	10,907
Interest expense	(1,490)	—	(2,229)	—	(2,443)
Other expense, net	(1)	(18)	(4)	(28)	(176)
Loss before income taxes	(9,120)	(6,922)	(17,069)	(12,880)	(173,591)
Income tax provision (benefit)	(278)	11	(272)	24	(385)
Net loss	(8,842)	(6,933)	(16,797)	(12,904)	(173,206)
Preferred stock dividends and accretion	—	—	—	—	(18,489)
Loss applicable to common shareholders	$(8,842)	$(6,933)	$(16,797)	$(12,904)	$(191,695)
Loss applicable to common shareholders per share	$(0.13)	$(0.10)	$(0.25)	$(0.20)
Weighted-average number of shares of common stock outstanding	66,365	66,158	66,363	66,134

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)

				Accumulated	Deficit Accumulated
	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	During the Development Stage	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2006	71,366,506	$714	$199,793	$100	$(175,153)	$25,454
Issuance of warrants – February 2007			3,036			3,036
Stock-based compensation expense			2,221			2,221
Restricted stock awards	1,562,134	16	(16)			—
Issuance under employee stock plan	15,289	—	14			14
Change in net unrealized gains and losses				(63)		(63)
Net loss					(16,797)	(16,797)
Comprehensive loss						(16,860)
Balance at June 30, 2007	72,943,929	$730	$205,048	$37	$(191,950)	$13,865

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For The Period From May 1, 1994 (Inception) through June 30, 2007
(In thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(16,797)	$(12,904)	$(173,206)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	2,221	946	5,262
Amortization of issuance costs, original issue discount and assigned warrant value	484	—	484
Depreciation and amortization	133	111	3,399
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	(102)	23	(313)
Other assets	—	—	(22)
Current liabilities	2,660	473	8,685
Deferred revenue	(9)	(9)	333
Net cash used in operating activities	(11,410)	(11,360)	(149,771)
Cash flows from investing activities:
Acquisition of equipment	(293)	(42)	(3,232)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash used in investing activities	(293)	(42)	(3,232)
Cash flows from financing activities:
Net proceeds from placement of notes and warrants	55,135	—	55,135
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	14	55	112,360
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	55,149	55	227,363
Change in cash and cash equivalents	43,446	(11,347)	74,360
Cash and cash equivalents, beginning of period	30,914	52,762	—
Cash and cash equivalents, end of period	$74,360	$41,415	$74,360
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—	$215
Cash paid for income taxes	$13	$52	$149

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

2.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-26534).

3.    Per Share Data – Anti-dilution

As of June 30, 2007, the Company had outstanding warrants to purchase 16,998,971 shares of its common stock at exercise prices between $2.00 and $3.25 per share, outstanding stock options to purchase 4,211,592 shares of its common stock at exercise prices between $0.36 and $17.88 per share and 6,498,604 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.

4.    Convertible Senior Notes and Warrants

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due 2012 (the ‘‘Notes’’) and warrants to purchase up to an additional 7.8 million shares of its common stock. The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations.

The Company received net proceeds after debt discount and issuance costs of approximately $55.1 million from the sale of the Notes and warrants. The Notes were recorded in the consolidated financial statements at an initial carrying value of approximately $53.4 million, which represents the principal amount of the Notes of $60 million less the original issue discount (OID) of $3.6 million given to the initial purchaser of the Notes and the amount of the proceeds of approximately $3.0 million allocated to the warrants based on their relative fair value. Deferred issuance costs of approximately $1.3 million were also recorded in the consolidated financial statements. The deferred issuance costs, OID and assigned warrant value are being amortized as a component of interest expense using the effective interest method over the five-year term of the Notes. For the three and six-month periods ended June 30, 2007, the Company incurred interest expense of $1.5 million and $2.2 million, respectively, which included amortization expense of $327,000 and $484,000, respectively, related to the costs and discounts incurred in connection with the issuance of the Notes and warrants.

The Notes are convertible into shares of the Company’s common stock at the option of the holder of Notes prior to the close of business on February 15, 2012, at an initial conversion rate of

520.833 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $1.92 per share. The conversion price is subject to adjustment under certain circumstances. If the Notes are called for redemption, the noteholders will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption.

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

The warrants are exercisable into shares of the Company’s common stock at the option of the holder of warrants prior to the close of business on February 15, 2010, at an initial exercise price of $2.00 per share. Upon 30 days written notice, the Company may redeem the warrants, in whole or in part, at a price of $0.01 per warrant; provided that, the last sales price of the Company’s common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period ending three days before the Company sends the notice of redemption; and provided further that, at all times during such 30-consecutive trading day period there is an effective registration statement relating to the resale of all of the shares of common stock issuable to warrant holders upon exercise of the warrants.

The Company filed a shelf registration statement on Form S-3 and amendments thereto relating to the resale of the shares of common stock underlying the Notes and warrants by the investors and the primary issuance of shares of common stock which may be used by the Company to pay interest and make-whole amounts on such Notes. The shelf registration statement became effective on August 3, 2007.

5.    Increase in Authorized Shares

At the Company’s Annual Meeting of Stockholders held on June 26, 2007, the stockholders approved an increase in the Company’s authorized shares of common stock from 150 million shares to 300 million shares. The stockholders also approved a 3 million share increase in the number of authorized shares of common stock that may be granted under the Company’s 2005 Stock Incentive Plan.

6.    Stock-Based Compensation

Equity Compensation Plans

2005 Stock Incentive Plan (2005 Plan) – The 2005 Plan, as amended, provides for the issuance of up to 10,531,818 shares of common stock for a range of awards, including restricted stock, stock appreciation rights, deferred stock, other awards based on shares of common stock and performance awards. No award may be made under the 2005 Plan after October 25, 2015.

Stock Option Plans – As of June 30, 2007, the Company had stock options outstanding to purchase 4,211,592 shares of common stock under the following stock option plans: (i) the 2003 Stock Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for issuance under these plans. The incentive options outstanding will continue to vest in annual installments of 25% on each of the first, second, third and fourth anniversaries of the date of grant, or earlier upon a change of control. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service, if vested. Incentive options which are not vested expire immediately upon termination of service. The 1993 and 2003 Stock Option Plans provided for the automatic grant of non-qualified stock options to purchase shares of common stock to directors of the Company.

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

Stock-Based Compensation Expense

Beginning January 1, 2006, the Company has recognized compensation expense in accordance with Statement of Financial Accounting Standards 123 (revised 2004), ‘‘Share-Based Payment,’’ (SFAS 123R) using the straight-line attribution method for awards of restricted stock, grants of stock options and purchases under its employee stock purchase plan based on the grant-date fair value of the portion of stock-based payment awards that is ultimately expected to vest. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of approximately $1.2 million and $2.2 million, respectively. For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of approximately $445,000 and $946,000, respectively. Stock-based compensation expense includes (i) compensation expense for all share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (ii) compensation expense for share-based payments granted subsequent to December 31, 2005 estimated in accordance with the provisions of SFAS 123R.

The following table shows the pro forma impact on net loss if the Company had applied the fair-value method under SFAS 123 to stock-based compensation for the period from inception through December 31, 2005 (in thousands, except per share amounts):

From Inception (May 1, 1994) to December 31, 2005
Reported net loss	$(131,062)
Add: Stock-based employee compensation expense included in reported net loss	795
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards	(22,707)
Pro forma net loss	(152,974)
Pro forma preferred stock dividend and accretion	(18,489)
Pro forma loss applicable to common shareholders	$(171,463)

Stock Option Activity

A summary of the activity under the Company’s stock option plans as of and for the six-month period ended June 30, 2007 is as follows:

	Options Outstanding (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Fair Value Per Share	Weighted- Average Remaining Contractual Term in Years
Outstanding at January 1, 2007	4,232	$4.73	$3.79
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	(20)	$4.22	$2.91
Outstanding at June 30, 2007	4,212	$4.74	$3.73	4.2
Exercisable at June 30, 2007	3,974	$4.75	$3.78	4.1
Vested or expected to vest at June 30, 2007(1)	4,212	$4.74	$3.73	4.2

(1)	In addition to the vested options, the Company expects a portion of the options not yet vested to vest at some point in the future. Options expected to vest are calculated by applying an estimated forfeiture rate to the options not yet vested.

The total grant-date fair value of stock options that vested during the six-month period ended June 30, 2007 was approximately $40,000.

For the three and six months ended June 30, 2007, the Company recorded compensation expense related to stock options of approximately $81,000 and $162,000, respectively. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of approximately $142,000 and $355,000, respectively. As of June 30, 2007, there was approximately $486,000 of total unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized throughout the period ending October 2009.

Restricted Stock Activity

For the six months ended June 30, 2007 and 2006, the Company issued 1,562,134 and 1,773,425 shares of restricted stock, respectively, at a weighted-average fair value of $1.50 per share and $1.74 per share, respectively. For the three and six months ended June 30, 2007, the Company recorded compensation expense related to restricted stock of approximately $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to restricted stock of approximately $303,000 and $591,000, respectively. As of June 30, 2007, there was approximately $6.6 million of total unrecognized compensation cost related to 6,498,604 shares of restricted stock not yet vested. That cost is expected to be recognized throughout the period ending January 2010.

Employee Stock Purchase Plan Activity

For the six months ended June 30, 2007 and 2006, the Company issued 15,289 and 20,868 shares of common stock, respectively, under the ESPP. For each of the three and six-month periods ended June 30, 2007, the Company recorded compensation expense of approximately $2,000. For each of the three and six-month periods ended June 30, 2006, the Company recorded compensation expense of approximately $4,000.

7.    Income Taxes

For the six months ended June 30, 2007, the Company recorded a state tax benefit of approximately $272,000 for the sale of certain research and development tax credits to the State of Connecticut net of a provision for state capital taxes. For the six months ended June 30, 2006, the Company recorded a provision of approximately $24,000 for state capital taxes.

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN48) on January 1, 2007. Except for the provisions recorded for minimum state capital taxes and sales recorded of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. The Company had unrecognized tax benefits as of the date of adoption of approximately $68.2 million. The Company has provided a full valuation allowance for its deferred tax asset. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and tax returns in Connecticut and foreign jurisdictions. With limited exceptions, and due to the impact of net operating loss and other credit carryforwards, we may effectively be subject to U.S. federal and Connecticut state income tax examinations for periods beginning with 1993. Our foreign affiliates are subject to examination by tax authorities for periods beginning with 2004.

The Company recognizes accrued interest and penalties related to unrecognized taxes as additional tax expense. During the year ended December 31, 2006 and the six month ended June 30, 2007, the Company did not recognize any interest and penalties.

8.    Related Party Transactions

In March 2007, the Company made a gift of $200,000 to support research projects through March 31, 2008 at a Yale University (‘‘Yale’’) research laboratory headed by Dr. Sartorelli, a director of the Company. The gift is payable in four equal quarterly installments beginning April 1, 2007. In accordance with Statement of Financial Accounting Standards No. 116, ‘‘Accounting for Contributions Received and Contributions Made’’, the Company recorded the total amount of the gift as research and development expense in the three-month period ended March 31, 2007. Included in the Company’s current liabilities at June 30, 2007, is $150,000 for the balance of the gift. The Company licenses various compounds from Yale, including Cloretazine® (VNP40101M), Triapine® and VNP40541, which were developed by Dr. Sartorelli’s laboratory through research funded in part by the Company’s gifts.

Mr. Bickerstaff, one of the Company’s directors, is a principal of CRT Capital Group LLC (‘‘CRT’’), which was the initial purchaser of the Company’s convertible senior notes and warrants in a private placement in February 2007. CRT received a purchase discount of $3.6 million, which represented 6% of the $60 million principal amount of the Notes.

9.    Commitments and Contingencies

The Company leases its office and laboratory facilities in New Haven, Connecticut. In June 2007, the Company entered into an amendment of its lease to include approximately 6,500 additional square feet of office space. The term of the lease will run through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease. The Company has the right to extend the term of the lease for two successive terms of five years each. The amendment provides for a change in the total base annual rent for all premises from $217,118, or $18,093 per month, to $288,618, or $24,052 per month beginning March 12, 2008.

During the first six months of 2007, except for the aforementioned obligations for the Yale gift, lease payments and the payment of the principal amount of the Notes on the maturity date, there were no significant changes in the Company’s reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under its license agreements and potential cancellation fees under various agreements at December 31, 2006.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under ‘‘Management’s Discussion and Analysis of

Financial Condition and Results of Operations,’’ regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘potential,’’ ‘‘seek,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Such statements are subject to certain risk factors which may cause our plans to differ or results to vary from those expected, including our ability to secure external sources of funding to continue operations, the inability to access capital and funding on favorable terms, continued operating losses and, as a result, the inability to continue operations, our dependence on regulatory approval for our products, delayed or unfavorable results of drug trials, the possibility that favorable results of earlier clinical trials are not predictive of safety and efficacy results in later clinical trials, the need for additional research and testing, and a variety of other risks set forth from time to time in our filings with the Securities and Exchange Commission including, but not limited to, the detailed discussion of risks attendant to the forward-looking statements contained in Part II, Item 1A, ‘‘Risk Factors’’ in this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. Except in special circumstances in which a duty to update arises under law when prior disclosure becomes materially misleading in light of subsequent events, we do not intend to update any of these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Our plan of operations for the next twelve months includes the following elements:

•	Conduct clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Complete the medical and safety review of our Phase III trial in relapsed acute myelogenous leukemia (AML) of Cloretazine® (VNP40101M) which is currently on hold and review the findings with the trial’s Data Safety Monitoring Board (DSMB) and the regulatory authorities;

•	Prepare for a potential filing of a New Drug Application for Cloretazine® (VNP40101M) with the U.S. Food and Drug Administration (FDA);

•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M);

•	Provide product for clinical studies sponsored by the National Cancer Institute (NCI) of an intravenous formulation of Triapine®;

•	Resubmit an Investigational New Drug application for VNP40541 to the FDA and, if approved, conduct Phase I clinical studies of VNP40541;

•	Continue to conduct internal product development with respect to our clinical and preclinical products;

•	Seek development partners for our TAPET® product development program;

•	Continue to support research and development being performed at Yale University and by other collaborators; and

•	Continue to seek collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties.

We have five research and development projects, which include two product candidates in clinical trials (Cloretazine® (VNP40101M) and Triapine®), two product development programs in preclinical development (VNP40541 and hydrazone compounds) and one drug delivery technology (TAPET®) for which we are seeking a development partner. The following table provides information concerning the commencement dates of our clinical trials of Cloretazine® (VNP40101M) sponsored by us that remain open for patient accrual as of August 1, 2007:

Trial	Trial Commencement Date
Phase II trial in small cell lung cancer	September 2005
Phase II trial in elderly de novo poor-risk acute myelogenous leukemia	May 2006

On January 25, 2007, we announced that we had recorded at least nine responses in our pivotal Phase II trial of Cloretazine® (VNP40101M) in elderly patients with de novo poor-risk AML in the first 42 patients and that, in accordance with the trial design we would continue to a total accrual of 85 patients. On August 8, 2007, we announced that, as of August 1, 2007, 83 patients had been enrolled to this trial and that we expect to accrue an additional two patients shortly. We plan on presenting preliminary information from the trial at the American Society of Hematology Meeting in December 2007. There can be no assurance as to the results of this trial or the timing of completion of this trial, and there should be no inference that the trial has achieved favorable results to date.

On May 23, 2007, we announced that we would suspend enrollment and further patient treatment in our Phase III clinical study of Cloretazine® (VNP40101M) for patients with AML pending a detailed review of all of the data from the trial. This decision was based on the recommendation of the trial’s independent DSMB after a planned interim analysis. The Phase III trial is a double-blind placebo-controlled randomized evaluation of an experimental treatment consisting of Ara-C plus Cloretazine® (VNP40101M) versus a control arm regimen of Ara-C and placebo. The trial is designed to accrue patients in first relapse AML whose first complete remission (CR) was more than three months but less than twenty-four months in duration. Patients are stratified according to (i): age, greater than or less than 60 years and (ii) length of the first CR, more than or less than 12 months in duration. The primary endpoint for the trial is the objective response rate, defined as CR plus CRp (a complete remission with incomplete recovery of platelet count). Secondary endpoints include time to progression, duration of response, overall survival and toxicity.

The DSMB’s review of clinical data from the first 210 treated patients resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in complete remission could be compromised by the observed on-study mortality.

During a teleconference with the FDA initiated by us regarding the suspension of the Phase III trial, the FDA informed us that the trial would be placed on hold.

On August 8, 2007, we announced that a medical and safety review of the Phase III trial had been completed and that discussions were in process with the DSMB for the trial regarding the findings. After the DSMB has made its recommendation, we will discuss the recommendation with the regulatory authorities. There can be no assurance that these discussions will result in a continuation of the Phase III trial or what the timing of any such continuation might be.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN48) on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations. We provide deferred income taxes for the future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the provisions recorded for minimum state capital taxes and the sales recorded of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred income tax asset as of June 30, 2007. In the event we were to determine that we would be able to realize deferred income tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and tax returns in Connecticut and foreign jurisdictions. With limited exceptions, and due to the impact of net operating loss and other credit carryforwards, we may effectively be subject to U.S. federal and Connecticut state income tax examinations for periods beginning with 1993. Our foreign affiliates are subject to examination by tax authorities for periods beginning with 2004.

We recognize accrued interest and penalties related to unrecognized taxes as additional tax expense. During the year ended December 31, 2006 and the six month ended June 30, 2007, we did not recognize any interest and penalties.

Stock-Based Compensation

For the six-month periods ended June 30, 2007 and 2006, we recognized $2.2 million and $946,000 of stock-based compensation expense in accordance with Statement of Financial Accounting Standard 123 (revised 2004), ‘‘Share-Based Payment,’’ (SFAS 123R). We adopted SFAS 123R as of January 1, 2006 using the modified prospective method. Prior to the adoption of SFAS 123R, we accounted for share-based payments to employees using APB Opinion No. 25’s, ‘‘Accounting for Stock Issued to Employees,’’ intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. Under the modified prospective application method, prior periods are not restated for the effect of SFAS 123R. We use the straight-line attribution method for all stock option grants.

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

As of June 30, 2007, the total compensation cost related to unvested awards of restricted stock and stock options not yet recognized in the statement of operations was approximately $7.1 million, which will be recognized throughout the period ending January 2010.

See Note 6 to our Condensed Consolidated Financial Statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding stock-based compensation expense.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Revenues.    Revenues from technology license fees were $5,000 and $1,000 for the three-month periods ended June 30, 2007 and 2006, respectively. We have no material source of revenues.

Research and Development Expenses.    Total research and development (R&D) expenses were $6.5 million and $5.8 million for the three-month periods ended June 30, 2007 and 2006, respectively, as a result of higher other R&D expenses of $366,000 and higher clinical trials expenses of $329,000. The increase in other R&D expenses was primarily due to an higher costs to support a potential registration filing for Cloretazine® (VNP40101M) and higher 2007 stock-based compensation expense of $243,000 for employees included in the other R&D group. The increase in clinical trials expenses was primarily due to higher drug production costs of $483,000 of Cloretazine® (VNP40101M), and higher 2007 stock-based compensation expense of costs of $91,000 for employees included in the clinical group, partially offset by lower costs for clinical trials of $236,000.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $2.1 million for the three-month period ended June 30, 2007 as compared to $1.6 million for the same period in 2006. The increase was primarily due to higher 2007 stock-based compensation expense for employees included in the selling, general and administrative group and our directors.

Interest Income.    Interest income was $998,000 for the three months ended June 30, 2007, as compared to $526,000 for the same 2006 period. The increase was due to higher invested balances in 2007 as a result of the proceeds received from the issuance of our convertible senior notes and warrants in February 2007.

Interest Expense.    Interest expense, which included amortization of the deferred financing costs, original issue discount (OID), and assigned warrant value, of $1.5 million was recorded for the three months ended June 30, 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net.    Other expense, net was $1,000 for the three months ended June 30, 2007, as compared to $18,000 for the same 2006 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the three-month periods ended June 30, 2007 and 2006, a provision (benefit) for state taxes of ($278,000) and $11,000, respectively, was recorded. Included in the 2007 amount was a state tax benefit of $281,000 for the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $8.8 million, or $0.13 per share based on weighted average shares outstanding of 66.4 million, for the three months ended June 30, 2007, compared to a net loss of $6.9 million, or $0.10 per share based on weighted average shares outstanding of 66.2 million, for the same 2006 period.

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

Revenues.    Revenues from technology license fees were $10,000 for each of the six-month periods ended June 30, 2007 and 2006, respectively. We have no material source of revenues.

Research and Development Expenses.    Total research and development (R&D) expenses were $12.4 million and $10.9 million for the six-month periods ended June 30, 2007 and 2006, respectively, as a result of higher other R&D expenses of $934,000 and higher clinical trials expenses of $593,000. The increase in other R&D expenses was primarily due to higher costs to support a potential registration filing for Cloretazine® (VNP40101M), a $200,000 gift to support research projects at a Yale University laboratory, and higher 2007 stock-based compensation expense of $430,000 for employees included in the other R&D group, partially offset by lower preclinical drug production costs of $451,000. The increase in clinical trials expenses was primarily due to higher drug production costs of $291,000 of Cloretazine® (VNP40101M), higher costs for clinical trials of $133,000, and higher 2007 stock-based compensation expense of costs of $182, 000 for employees included in the clinical group.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses were $4.1 million for the six-month period ended June 30, 2007 as compared to $3.0 million for the same period in 2006. The increase was primarily due to higher 2007 stock-based compensation expense for employees included in the selling, general and administrative group and our directors.

Interest Income.    Interest income was $1.7 million for the six months ended June 30, 2007, as compared to $1.1 million for the same 2006 period. The increase was due to higher invested balances as a result of the proceeds received from our convertible senior notes and warrants issued in February 2007, and, to a lesser extent, higher interest rates in 2007.

Interest Expense.    Interest expense, which included amortization of the deferred financing costs, original issue discount (OID), and assigned warrant value, of $2.2 million was recorded for the six months ended June 30, 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net.    Other expense, net was $4,000 for the six months ended June 30, 2007, as compared to $28,000 for the same 2006 period due to foreign currency exchange rate fluctuations for payments to a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    For the six-month periods ended June 30, 2007 and 2006, a provision (benefit) for state taxes of ($272,000) and $24,000, respectively, was recorded. Included in the 2007 amount was a state tax benefit of $281,000 for the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $16.8 million, or $0.25 per share based on weighted average shares outstanding of 66.4 million, for the six months ended June 30, 2007, compared to a net loss of $12.9 million, or $0.20 per share based on weighted average shares outstanding of 66.1 million, for the same 2006 period.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $74.4 million, compared to $30.9 million at December 31, 2006. The increase in 2007 was due primarily to net proceeds of $55.1 million from a private placement of convertible senior notes and warrants, described below, offset by cash used to fund operating activities of $11.4 million and acquisitions of capital equipment of $293,000. Cash used in operations was primarily to fund clinical and preclinical product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition.

Significant components of cash used in operating activities are as follows:

Receivables and prepaid expenses increased $102,000 during the six-month period ended June 30, 2007 compared to a decrease of $23,000 for the same 2006 period. The increase in 2007 was primarily due to higher prepaid insurance expense and other prepaid expense as the timing of payments differed from the recognition of expense. The decrease in 2006 was due to lower prepaid insurance expense as the timing of insurance premium payments differed from the recognition of insurance expense.

Current liabilities increased $2.7 million and $473,000 during the six-month periods ended June 30, 2007 and 2006, respectively. The increase in 2007 was primarily due to interest accrued related to the convertible senior notes issued in February 2007. The decrease in 2006 was primarily due to a reduction in accrued expenses and accrued payroll-related expenses due to the payment in 2006 of amounts accrued as of December 31, 2005.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $293,000 and $42,000 for the six months ended June 30, 2007 and 2006, respectively,

were primarily for leasehold improvements, computer software and computer hardware. Capital expenditures for fiscal 2007 are not expected to exceed $750,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised from our sale of convertible senior notes and warrants, and proceeds from common stock issuances under our employee stock plans. For the six months ended June 30, 2007, we received net proceeds of $55.1 million from a private placement of convertible senior notes and warrants, described below, and $14,000 from the issuance of 15,289 shares of our common stock under employee stock plans. For the six months ended June 30, 2006, we received proceeds of $55,000 from the issuance of 74,611 shares of our common stock under employee stock plans. All proceeds are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

On February 20, 2007, we completed the sale of $60 million aggregate principal amount of our 7.75% convertible senior notes due 2012 and warrants to purchase up to 7,800,000 additional shares of our common stock to an initial purchaser for resale in a private placement to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act, to persons outside the United States under Regulation S under the Act and to institutional investors that are accredited investors within the meaning of Rule 501 of Regulation D under the Act. We received net proceeds of approximately $55.1 million from the sale of the notes and warrants.

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

The warrants are exercisable into shares of our common stock at the option of the holder of Warrants prior to the close of business on February 15, 2010, or earlier upon redemption, at an initial exercise price of $2.00 per share. The exercise price is subject to adjustment in accordance with the terms of the warrant. The Company may redeem the outstanding warrants in whole or in part for $0.01 per warrant at any time after the warrants become exercisable if, and only if, the last sales price of our common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period and at all times during such period there is an effective registration statement relating to the resale of all the shares of common stock issuable upon exercise of the warrants. A shelf registration statement relating to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes and exercise of the warrants became effective on August 3, 2007.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $74.4 million at June 30, 2007 will be sufficient to fund our operations through mid-2009. Our current operating plan and cash requirements may vary materially from the planned estimates due to results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors.

Unless we have a product that is generating significant revenues, or generate cash from other sources, we will need to raise substantial capital to complete our product development and clinical trials and to fund operations beyond mid-2009, however, we cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

We lease our office and laboratory facilities in New Haven, Connecticut. In June 2007, we entered into an amendment of our lease to include approximately 6,500 additional square feet of office space. The term of the lease will run through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease. We have the right to extend the term of the lease for two successive terms of five years each. The amendment provides for a change in the total base annual rent for all premises from $217,118, or $18,093 per month, to $288,618, or $24,052 per month beginning March 12, 2008.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes (the ‘‘Notes’’) and warrants to purchase up to an additional 7.8 million shares of its common stock. The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company is obligated to pay the principal amount of the Notes in cash on the maturity date, February 15, 2012, unless converted or redeemed under certain circumstances prior to the maturity date.

In March 2007, we made a gift of $200,000 to support research projects through March 31, 2008 at a Yale University research laboratory. The gift is payable in four equal quarterly installments beginning April 1, 2007. Included in our current liabilities at June 30, 2007, is $150,000 for the balance of the gift.

In June 2007, we entered into an amendment of our lease for our office and laboratory facilities to include approximately 6,500 additional square feet of office space. The term of the lease will run through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease. The amendment provides for a change in the total base annual rent for all premises from $217,118, or $18,093 per month, to $288,618, or $24,052 per month beginning March 12, 2008.

During the first six months of 2007, except for the aforementioned obligations for the Yale gift, lease payments and the payments of the principal amount of the Notes on the maturity date, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements at December 31, 2006.

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

Our cash equivalents are generally highly liquid investments in money market funds and U.S. treasury securities. These investments are subject to interest rate risk and as such our future investment income may fall short of expectations due to changes in interest rates. However, the conservative nature of our investments mitigates our interest rate exposure. Our investments are held for purposes other than trading and we believe that we currently have no material adverse market risk exposure. The weighted-average interest rate on cash equivalents held at June 30, 2007 was approximately 5.2%.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

ITEM 4.    Controls and Procedures

(a)    Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control.

PART II

OTHER INFORMATION

ITEM 1A.    Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Below are new or updated risk factors from those appearing in Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Business

We do not have any products approved for sale. All of our proposed products are in clinical trials or preclinical development. If our trials are delayed or achieve unfavorable results, we might not be able to obtain regulatory approval for our products.

Our product candidates are all pharmaceutical products. We must conduct extensive testing of our product candidates, including in human clinical trials, before we can apply for or obtain regulatory approval to sell our products. These tests and trials may not achieve favorable results. We would need to reevaluate any drug that did not test favorably and either alter the drug or dose, modify the trial protocol, commence additional trials, or abandon the drug development project completely. In such circumstances, we would not be able to apply for or obtain regulatory approval for an extended period of time, if ever.

Factors that can cause delay or termination of our clinical trials include:

•	slow patient enrollment;

•	long treatment time required to demonstrate safety and effectiveness;

•	lack of sufficient supplies of the product candidate;

•	adverse medical events or side effects in treated patients;

•	lack of effectiveness of the product candidate being tested;

•	negative or equivocal findings of the DSMB for a trial; and

•	lack of sufficient funds.

If we do not obtain regulatory approval for our product candidates, we will not be able to sell our products and the value of our company and our financial results will be materially adversely affected.

We cannot sell or market our drugs without regulatory approval. If we cannot obtain regulatory approval for our products, the value of our company and our financial results will be materially adversely affected. In the United States, we must obtain approval from the FDA for each drug that we intend to sell. The current status of our potential products is as follows:

•	Cloretazine® (VNP40101M) is being evaluated in three clinical trials sponsored by us including a Phase III trial in relapsed AML in combination with Ara-C, a pivotal Phase II trial as a single agent in elderly patients with de novo poor-risk AML, and a Phase II trial as a single agent in small-cell lung cancer;

•	The NCI is sponsoring clinical trials of Triapine®; and

•	VNP40541 and hydrazones are being evaluated in preclinical studies.

The Phase III clinical trial of Cloretazine® (VNP40101M) in relapsed AML in combination with Ara-C was suspended and subsequently put on hold by the FDA. See ‘‘—We may be delayed, limited or precluded from obtaining regulatory approval of Cloretazine® (VNP40101M) for patients with AML given that our Phase III clinical trial of Cloretazine® (VNP40101M) in relapsed AML has been suspended.’’

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

We may be delayed in, and limited or precluded from, obtaining regulatory approval of Cloretazine® (VNP40101M) given that our Phase III clinical trial of Cloretazine® (VNP40101M) in relapsed AML has been suspended.

On May 23, 2007, we announced that we would suspend enrollment and further patient treatment in our Phase III clinical study of Cloretazine® (VNP40101M) for patients with AML pending a detailed review of all of the data from the trial. This decision was based on the recommendation of the trial’s independent DSMB after a planned interim analysis. The Phase III trial is a double-blind placebo-controlled randomized evaluation of an experimental treatment consisting of Ara-C plus Cloretazine® (VNP40101M) versus a control arm regimen of Ara-C and placebo. The trial is designed to accrue patients in first relapse AML whose first complete remission (CR) was more than three months but less than twenty-four months in duration. Patients are stratified according to (i): age, greater than or less than 60 years and (ii) length of the first CR, more than or less than 12 months in duration. The primary endpoint for the trial is the objective response rate, defined as CR plus CRp (a complete remission with incomplete recovery of platelet count). Secondary endpoints include time to progression, duration of response, overall survival and toxicity.

The DSMB’s review of clinical data from the first 210 treated patients resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in complete remission could be compromised by the observed on-study mortality.

During a teleconference with the FDA initiated by us regarding the suspension of the Phase III trial, the FDA informed us that the trial would be placed on hold.

On August 8, 2007, we announced that a medical and safety review of the Phase III trial had been completed and that discussions were in process with the DSMB for the trial regarding the findings. After the DSMB has made its recommendation, we will discuss the recommendation with the regulatory authorities.

There can be no assurance that this trial will be resumed or, that, if resumed, it will be completed or what the timing to completion might be. Any resumption of the trial will require regulatory approval. Such regulatory approval might not be received. In addition, based on an analysis of the data, the trial protocol might need to be modified, and such modification could result in a need to repeat the trial or conduct additional trials, and in additional and extensive delays in receiving regulatory approval to recommence the trial or to conduct additional trials. Further, depending upon the results of the medical review of the data from our suspended Phase III trial of Cloretazine® (VNP40101M) and Ara-C in relapsed AML, our pivotal Phase II trial of Cloretazine® (VNP40101M) as a single agent in elderly patients with de novo poor risk AML could be affected.

If we cannot resume the Phase III trial of Cloretazine® (VNP40101M) or the resumption of the Phase III trial is delayed or the results of the medical review of the data from the Phase III trial adversely affect our clinical trials of Cloretazine (VNP40101M) as a single agent, our business, operations and prospects could be materially adversely affected.

In the near term, we are heavily dependent on the success of our lead product candidate Cloretazine® (VNP40101M) which is still under development. If Cloretazine® (VNP40101M) is not successful in clinical trials or we do not obtain FDA approval of Cloretazine® (VNP40101M), or if FDA delays approval or narrows the indications for which we may market Cloretazine® (VNP40101M), our business will be materially adversely affected.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of Cloretazine® (VNP40101M). The commercial success of Cloretazine® (VNP40101M) will depend on several factors, including resumption and successful completion of our ongoing Phase III trial and successful completion of our pivotal Phase II clinical trial for Cloretazine® (VNP40101M); receipt of approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities through third party manufacturers; successfully launching commercial sales of the products, either ourselves or through third parties; and acceptance of the products in the medical community and by third party payers, none of which can be assured. If the data from our Phase III trial and our ongoing pivotal Phase II clinical trial for Cloretazine® (VNP40101M) are not satisfactory, we may not proceed with the filing for regulatory approval or we may be forced to delay the filing. Even if the FDA and similar foreign regulatory authorities do grant approval for Cloretazine® (VNP40101M), they may narrow the indications for which we are permitted to market it, may pose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Cloretazine® (VNP40101M) and any obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing our lead product candidate Cloretazine® (VNP40101M), or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

In particular, as set forth above, the timing of a filing with respect to the data from our Phase III clinical trial is particularly uncertain, given that, on recommendation from the trial’s independent DSMB, the trial has been suspended pending a detailed review of all the data from the trial. There can be no assurance as to the results of the evaluation of the data from this trial or the timing of completion of this evaluation and there can be no assurance that we will obtain regulatory authorization to recommence the Phase III trial. The trial may need to be terminated or modified and there can be no assurance that the DSMB will allow the Phase III trial to continue.

On January 25, 2007, we announced that we had recorded at least nine responses in our pivotal Phase II trial of Cloretazine® (VNP40101M) in elderly patients with de novo poor-risk AML. The trial is designed to continue to a total accrual of 85 patients if there have been at least nine responses in the first 42 patients. On August 8, 2007, we announced that, as of August 1, 2007, 83 patients had been enrolled to this trial and that we expect to accrue an additional two patients shortly. We plan on presenting preliminary information from the trial at the American Society of Hematology meeting in December 2007. There can be no assurance as to the results of this trial or the timing of completion of this trial, and there should be no inference that the trial has achieved favorable results to date. There can be no assurance as to whether the results of the medical review of the data from our suspended Phase III trial of Cloretazine® (VNP40101M) in relapsed AML would or would not have any effect on our pivotal Phase II trial of Cloretazine® (VNP40101M) as a single agent and other clinical trials.

As with all drug development, we would need to reevaluate Cloretazine® (VNP40101M) if it does not test favorably in either of these trials. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

If we fail to recruit and retain key personnel, our research and development programs may be delayed.

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; Ivan King, Ph.D., our vice president, research and development; Meghan Fitzgerald, our vice president and chief business officer; Aileen Ryan, our vice president, regulatory affairs and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & control. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise substantial additional financing in order to continue our operations beyond mid-2009. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected.

If Yale does not conduct research relating to products we would like to pursue, we may never realize any benefits from our funding provided to Yale.

Through June 30, 2007, we have paid approximately $10.6 million to Yale for research funding. We have agreed to pay an additional $150,000 to support the research activities of one of our directors, an affiliate of Yale, through March 31, 2008. We may continue to support certain research projects at Yale. We generally do not have the right to control the research that Yale is conducting with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research being conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

Our common stock could be delisted from the Nasdaq Capital MarketSM. Among other things, delisting from the Nasdaq Capital MarketSM would cause us to become ineligible to use Form S-3 for the registration of the resale of our securities held by certain of our security holders.

If the price of our common stock declines below $1.00 per share, we may fail to meet Nasdaq’s maintenance criteria, which may result in the delisting of our common stock from the Nasdaq Capital MarketSM. Recently, our stock has traded below $1.00. In particular, on May 23, 2007, the day we announced that we would suspend enrollment and further patient treatment in our Phase III clinical study of Cloretazine® (VNP40101M) for patients with relapsed AML, our stock price fell from $2.02 per share to $.86 per share. On August 8, 2007, the last reported sale price for our common stock as quoted on the Nasdaq Capital MarketSM was $0.95.

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

A delisting from the Nasdaq Capital MarketSM will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are a party to several registration rights agreements, which require us to maintain the effectiveness of registration statements relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes. If we are ineligible to use Form S-3, we will need to file new registration statements on some other permitted Form and maintenance of the effectiveness of such registration statements will become extremely difficult. Under the applicable registration rights agreements, we could become subject to certain liquidated damages upon and during the continuance of any such failure. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

Our common stock price has been highly volatile, and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	positive or adverse developments with respect to obtaining regulatory approval of our proposed products;

•	positive or adverse developments with respect to our drug trials;

•	actual or anticipated period-to-period fluctuations in financial results;

•	litigation or threat of litigation;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	comments or opinions by securities analysts or major stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock;

•	economic and other external factors or disasters or crises;

•	limited daily trading volume; and

•	developments regarding our patents or other intellectual property or that of our competitors.

In particular, on May 23, 2007, the day we announced that we would suspend enrollment and further patient treatment in our Phase III clinical study of Cloretazine® (VNP40101M) for patients with relapsed AML, our stock price fell from $2.02 per share to $.86 per share. On August 8, 2007, the last reported sale price for our common stock as quoted on the Nasdaq Capital MarketSM was $0.95.

In addition, the stock market in general, and the Nasdaq Capital MarketSM and the market for biotechnology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

ITEM 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on June 26, 2007, four proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follows:

1.    To elect eight directors to hold office until the 2008 annual meeting of stockholders or until their successors are elected and qualified. All eight nominees were elected:

	For Nominee	Authority Withheld From Nominee
William R. Miller	55,204,296	2,189,737
George Bickerstaff	55,654,761	1,739,272
Stephen K. Carter, M.D	55,467,726	1,926,307
Alan Kessman	55,185,856	2,208,177
Kevin Rakin	55,423,839	1,970,194
Alan C. Sartorelli, Ph.D.	55,018,899	2,375,134
Ian Williams, D. Phil.	55,429,429	1,964,604
Gary K. Willis	55,422,829	1,971,204

2.    To approve an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the authorized shares of common stock from 150 million shares to 300 million shares. The amendment was approved:

For	Against	Abstentions and Broker Non-Vote
49,927,912	7,290,815	175,306

3.    To approve a 3 million share increase in the number of authorized shares of common stock that may be granted under the Company’s 2005 Stock Incentive Plan. The increase was approved:

For	Against	Abstentions and Broker Non-Vote
18,394,647	4,531,097	383,390

4.    Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2007. The appointment of Ernst & Young LLP was ratified:

For	Against	Abstentions and Broker Non-Vote
55,988,183	1,209,127	196,723

ITEM 6.    Exhibits

3	Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated August 8, 2007
10.1	Second Amendment to Lease, dated June 27, 2007, by and between the Registrant and Science Park Development Corporation(1)
10.2	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, as Amended and Restated
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s current report on Form 8-K filed on June 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	VION PHARMACEUTICALS, INC.
	By:	/s/ Howard B. Johnson
Howard B. Johnson President and Chief Financial Officer