Form 10-K
period 2007-12-31
VION PHARMACEUTICALS INC
filed 2008-03-17
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Common Stock, $0.01 par value (together with associated Common Stock Purchase Rights)
(Title of Class)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.:

Large accelerated filer     Accelerated filer     Non-accelerated filer     Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes       No

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 29, 2007 was $71,914,784 based on the last sale price for the common stock on that date as reported by the Nasdaq Capital MarketSM.

The number of shares outstanding of the registrant’s common stock as of March 12, 2008 was 8,089,924.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VION PHARMACEUTICALS, INC.

2007 FORM 10-K ANNUAL REPORT

In this report, unless the context otherwise requires, the terms ‘‘Vion,’’ ‘‘the Company,’’ ‘‘we,’’ ‘‘us’’ and ‘‘our’’ refer to Vion Pharmaceuticals, Inc.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Cloretazine® (VNP40101M), Triapine®, MELASYN® and TAPET®. This report also includes other trademarks, service marks and trade names of other companies.

All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation statements under ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ and ‘‘Item 1. Business,’’ regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘potential,’’ ‘‘seek,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under ‘‘Item 1A — Risk Factors’’. The information contained in this Annual Report on Form 10-K is believed to be current as of the date of filing with the Securities and Exchange Commission (SEC). We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

Item 1.    Business

Vion is a development-stage pharmaceutical company committed to extending the lives and improving the quality of life of cancer patients worldwide by developing and commercializing innovative cancer therapeutics. Our Company has been focused over the last three years on executing a clinical development plan for our lead product candidate, Cloretazine® (VNP40101M), in acute myelogenous leukemia (AML). Cloretazine® (VNP40101M) has received two fast track designations from the U.S. Food and Drug Administration (FDA) for the treatment of: (i) elderly poor-risk AML and (ii) relapsed AML. Cloretazine® (VNP40101M) has also received orphan drug designation for the treatment of AML in the United States and the European Union.

In 2008, we plan to file a New Drug Application (NDA) for Cloretazine® (VNP40101M) based on our Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML. In December 2007, we announced preliminary data from this trial at the American Society of Hematology Meeting, reporting an overall response rate of 35% in 80 evaluable patients. Although these preliminary data indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in 2008, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

In January 2008, we announced that the FDA had lifted the clinical hold on our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML. The FDA had placed the trial on clinical hold in May 2007 after we suspended enrollment and treatment of patients at the recommendation of the trial’s data safety monitoring board (DSMB). This was based on an interim evaluation by the DSMB that any advantage in the primary endpoint, the overall response rate, was being compromised by the observed mortality on the study. We have reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial is likely to include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. Our current plan is to submit a Special Protocol Assessment (SPA) to the FDA in 2008 with these modifications before starting the new trial. There can be no assurance that we will successfully complete an SPA for this trial in 2008, or that we will start the amended trial in 2008 or at any time in the future.

Our efforts and resources are primarily focused on seeking and obtaining regulatory approval of Cloretazine® (VNP40101M) for use in the United States for the treatment of AML. We believe that such use of the drug for the treatment of AML presents our best opportunity for an approved product for commercialization. Accordingly, we have limited resources to allocate to additional clinical trials of Cloretazine® (VNP40101M) in cancers other than AML. We are evaluating Cloretazine® (VNP40101M) in combination with temozolomide in an investigator-sponsored Phase I/II trial in adult brain tumors and in combination with stem cell transplantation in an investigator-sponsored Phase I trial in poor-prognosis hematologic malignancies.

We have limited resources to apply to our second product candidate, Triapine®, beyond its evaluation in six clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We are not at this time allocating any resources to other preclinical product candidates in our portfolio, which include: (a) VNP40541, a cytotoxic (cell-damaging) compound that has been demonstrated in preclinical studies to be highly selective for hypoxic (poorly oxygenated) cells that can be difficult to treat in cancerous tumors, and (b) TAPET®, a drug delivery technology for the treatment of cancer. We are looking for partners to provide us with additional resources to develop these product candidates.

‘Preclinical development’ or ‘preclinical studies’ indicate that the product candidates selected for development are being evaluated for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal models. Clinical evaluation of a product candidate generally involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

•	provide enough data for statistical proof of safety and efficacy;

•	compare the experimental therapy to existing therapies;

•	uncover unexpected safety problems, such as previously unobserved side-effects; and

•	generate product labeling.

Our product development programs are based primarily on technologies that we license from Yale University (Yale) and other cancer research centers. We have largely engaged in product development with respect to anticancer therapeutics through in-house preclinical and clinical development and through collaboration with academic, research and governmental institutions. As our product candidates advance through trials, depending on financial and pharmaceutical market conditions and the resources required for development, we will determine the best method and/or partnership to develop, and eventually market, our products.

We were incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. We have no material source of revenues. We have incurred operating losses since our inception. As of December 31, 2007, we had an accumulated deficit of approximately $209.2 million. We expect to incur substantial operating losses for the next several years due to expenses associated with product development, clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We may need to obtain additional financing to cover these costs.

For the years ended December 31, 2007, 2006 and 2005, we spent $24.2 million, $21.5 million and $16.6 million, respectively, on company-sponsored research and development activities.

Recent Development

On February 20, 2008, we effected a one-for-ten reverse split of all outstanding shares of our common stock and a corresponding decrease in the number of shares of authorized common stock. As of that date, each ten of our shares were automatically combined, converted and exchanged into one share of our common stock. No fractional shares were issued as a result of the reverse split. Instead, we will pay cash in lieu of fractional shares based on the closing sales price of our common stock on the business day immediately preceding the effective date of the reverse split as reported on the Nasdaq Capital MarketSM. All share amounts, per share amounts and common stock prices included in this Annual Report on Form 10-K are provided on a post-reverse stock split basis.

Overview of Cancer and Treatment Methods

According to the American Cancer Society (ACS), cancer is the second most common cause of death in the United States, exceeded only by heart disease. The ACS estimates that 1,437,180 new cancer cases are expected to be diagnosed and about 565,650 cancer deaths will occur in the United States in 2008.

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

The effectiveness of current cancer treatments with respect to any particular patient varies greatly, depending upon the cancer diagnosis and the tolerance of the individual patient to treatment. Therefore, a significant need exists for new agents that can be used alone or in combination with existing drugs and treatment approaches and that will result in greater efficacy with less toxicity (or a more favorable benefit to risk profile) than current therapeutic options.

Products for the Treatment of Cancer in Clinical Development

The discussion below sets forth the development status of our product candidates in clinical development (except as otherwise specifically noted below) as of December 31, 2007.

Cloretazine® (VNP40101M)

Cloretazine® (VNP40101M) is a novel alkylating (DNA-damaging) agent. Alkylating agents directly damage DNA to prevent cancer cells from reproducing, and work in all phases of the cell cycle, affecting both dividing and non-dividing cancer cells. Alkylating agents are among the most widely used class of anticancer drugs, displaying activity across a range of both hematologic and solid tumors, including acute and chronic leukemias, non-Hodgkin’s lymphoma, Hodgkin’s disease, multiple myeloma, and lung, breast, ovarian, brain, and certain other cancers. There are a number of approved alkylating agents used in the treatment of cancer, including busulfan, cisplatin, carboplatin, chlorambucil, cyclophosphamide, ifosfamide, dacarbazine, mechlorethamine, melphalan, and temozolomide.

Preclinical data on Cloretazine® (VNP40101M) showed broad anti-tumor activity in in vivo models. It was curative in certain preclinical leukemia models, including mice bearing certain derivatives of a leukemia cell line that was resistant to standard alkylating agents. Cloretazine® (VNP40101M) was also active against solid tumor models, including lung, colon and brain cancer, and melanoma. Cloretazine® (VNP40101M) was also not affected by mechanisms for multiple drug resistance which can limit the effectiveness of treatment. Cloretazine® (VNP40101M) has been shown in preclinical studies to be capable of crossing the blood-brain barrier. The blood-brain barrier has been a common obstacle in achieving active concentrations of many anticancer drugs within the brain.

Below is a table summarizing all Cloretazine® (VNP40101M) clinical trials conducted through, or ongoing as of, March 1, 2008:

Trial	Indication	Sponsor	Commencement Date	Status
Phase III trial in combination with Ara-C	AML, relapsed	Vion	March 2005	Clinical hold lifted by FDA; New Phase III trial in development
Phase II single agent trial	AML, elderly poor-risk	Vion	May 2006	Ongoing
Phase II single agent trial	Small cell lung cancer	Vion	September 2005	Closed
Phase II single agent trial	Brain tumors, adult	Investigator	June 2004	Completed
Phase II single agent trial	AML and high-risk myelodysplastic syndromes, elderly; AML, relapsed	Vion	March 2004	Completed
Phase I/II trial in combination with temozolomide	Brain tumors, adult	Investigator	September 2007	Ongoing
Phase I/II single agent trial	Chronic lymphocytic leukemia	Vion	July 2005	Closed
Phase I trial in combination with stem cell transplantation	Hematologic Malignancies	Investigator	December 2007	Ongoing
Phase I trial	Brain tumors, pediatric	Investigator	April 2005	Completed
Phase I trial in combination with temozolomide	Hematologic malignancies	Vion	October 2004	Completed
Phase I trial in combination with Ara-C	Hematologic malignancies	Vion	July 2003	Completed
Phase I single agent trial	Solid tumors	Vion	February 2003	Completed
Phase I single agent trial	Hematologic malignancies	Vion	August 2002	Completed
Phase I single agent trial	Solid tumors	Vion	June 2001	Completed

We would need to reevaluate Cloretazine® (VNP40101M) if the data from any of its clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

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

In January 2006, we received orphan drug designation from the European Medicines Agency (EMEA) for Cloretazine® (VNP40101M) in AML in the European Union. Orphan drug status is granted by the European Commission to promote development of drugs to treat rare diseases or conditions. Orphan drug designation in Europe does not convey any advantage or shorten the duration of the EMEA review and approval process. Orphan drug designation in Europe may entitle Cloretazine® (VNP40101M) to: (i) a ten-year period of market exclusivity for the indication of AML; (ii) protocol assistance from the EMEA to optimize drug development in preparing a dossier that will meet regulatory requirements; (iii) reduced fees associated with applying for market approval; and (iv) access to European Union research funding.

Cloretazine® (VNP40101M) in Hematologic Malignancies

In May 2006, we commenced a pivotal Phase II trial of Cloretazine® (VNP40101M) in previously untreated elderly patients with de novo poor-risk AML. Elderly de novo poor-risk AML patients are those elderly patients whose poor-risk AML has not evolved from a prior myelodysplastic syndrome or from prior treatment with chemotherapy. In August 2007, we announced that 85 patients had been enrolled to this trial and that certain sites would continue to accrue patients to conduct an electrocardiograph evaluation (QT/QTc) sub-study. In December 2007, we announced preliminary data from this trial in a poster at the Annual Meeting of the American Society of Hematology reporting an overall response rate of 35% in 80 evaluable patients. In 2008, we plan to file an NDA with the FDA based on this trial. Although the preliminary data from this trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in 2008, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

Our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was initiated in March 2005 and has accrued 268 patients. In May 2007, we announced that we would suspend enrollment and patient treatment to this trial pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data from the first 210 treated patients by the trial’s data safety monitoring board (DSMB) that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary endpoint, the overall response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial would likely include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a Special Protocol Assessment (SPA) to the FDA in 2008 with these modifications before starting the new trial. There can be no assurance that we will successfully complete an SPA for this trial in 2008, or that we will start the new trial in 2008 or at any time in the future.

A Phase I investigator-sponsored trial in combination with stem cell transplantation for patients with selected poor-prognosis hematologic malignancies was initiated in December 2007.

Cloretazine® (VNP40101M) in Solid Tumors

In January 2008, our Phase II trial of Cloretazine® (VNP40101M) as a single agent in small cell lung cancer was closed to patient enrollment due to a reallocation of resources. The trial had accrued 67 out of a planned total of 87 patients. Final data from this trial will be evaluated when available.

A Phase I/II investigator-sponsored trial of Cloretazine® (VNP40101M) in combination with temozolomide in adult brain tumors was initiated in September 2007.

Triapine®

Triapine® is a small molecule that in preclinical models inhibits the enzyme ribonucleotide reductase and therefore prevents the replication of tumor cells by blocking a critical step in DNA synthesis. Ribonucleotide reductase inhibition is thought to arrest the growth of, or kill, cancer cell lines, by blocking a critical step in DNA synthesis in cancer cells. Inhibition of this enzyme has also been shown in vitro and in vivo to enhance the anti-tumor activity of several standard anticancer agents. Accordingly, Triapine® has potential to be used as a single agent and in combination with anticancer drugs to prevent damaged anticancer cells from regenerating.

We have evaluated an intravenous formulation of Triapine® in five single agent Phase I trials, three single agent Phase II trials, four Phase I combination trials, and two Phase II combination trials. All our other trials of Triapine® are closed to accrual or completed.

Clinical trials of Triapine® are currently being sponsored by the NCI’s Cancer Therapy Evaluation Program under a long-term clinical trials agreement with the NCI’s Division of Cancer Treatment and Diagnosis for the clinical development of Triapine®. We provide the product used in these trials. There are currently five open trials sponsored by the NCI to evaluate an intravenous formulation of Triapine®: (i) two trials of Triapine® in combination with gemcitabine; (ii) two trials of Triapine® in combination with radiation; and (iii) a trial of Triapine® in combination with fludarabine. An additional eleven trials are closed to accrual or completed.

Clinical testing of new single agent administration schedules may be possible with the oral form of Triapine®, which to date has been studied in a small number of patients to determine its absorption in the bloodstream following a single dose. A Phase I trial sponsored by the NCI of an oral formulation of Triapine® is currently ongoing.

In October 2003, we entered into a license with Beijing Pason Pharmaceuticals, Inc. (Pason) whereby we granted Pason the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao. To date, Pason has not conducted clinical trials of Triapine®. See ‘‘— License and Research Agreements,’’ below.

Other Products and Product Candidates for Conditions Other than Cancer

MELASYN®

Melanin is a pigment formed by cells in the skin that gives skin its color and protects it from sun damage by absorbing ultraviolet rays. MELASYN® is a patented, water-soluble, synthetic version of melanin, making it a potentially useful ingredient for formulation of skin care products and cosmetics. Our MELASYN® patents and technology are licensed from Yale. We have granted non-exclusive sublicenses for MELASYN® to Johnson and Johnson Consumer Companies, Inc. and another sublicensee. See ‘‘— License and Research Agreements,’’ below.

Novel Nucleoside Analogs

We have licensed patents and patent applications related to a nucleoside analogue, or synthetic molecule, known as elvucitabine (ß-L-Fd4C) from Yale. In February 2000, we entered into a sublicense agreement for elvucitabine with a sublicensee. Under the terms of the sublicense agreement, the sublicense has funded the development of elvucitabine which is currently in Phase II clinical trials as an antiviral drug for the treatment of human immunodeficiency virus (HIV). See ‘‘— License and Research Agreements,’’ below.

License and Research Agreements

Agreements with Yale University

We license various compounds from Yale, including Cloretazine® (VNP40101M) and Triapine®, which were developed in the laboratory of Dr. Sartorelli, one of our directors, through research funded in part by us. The license agreements with Yale, which are described below, grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications relating to our primary product candidates as described below. Yale has retained the right to make, use and practice the inventions for non-commercial purposes. Under the license agreements we are required to exercise due diligence in commercializing the licensed technologies. The licenses may be terminated by Yale in the event that we fail to make a payment when due, we commit a material breach of the license, we become insolvent or file a petition in bankruptcy, or we fail to exercise due diligence in commercializing the licensed products, subject to certain cure periods. In the event that the license agreement dated August 1994, described below, is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. We may terminate the licenses in the event of Yale’s material breach of the licenses if such breach remains uncured for 30 days. Under the license agreements, we are also required to defend and indemnify Yale for any damages arising out of its use or sale of the licensed products by us or our sublicensees.

Subsequent to entering into a license agreement with Yale in August 1994, described below, we have paid approximately $10.8 million to fund research activities at Yale through March 31, 2008. For risks associated with research funding provided to Yale, see ‘‘— If Yale does not conduct research relating to products we would like to pursue, we may never realize any benefits from our funding provided to Yale’’ under ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

Yale/Vion (formerly MelaRx Pharmaceuticals, Inc.) License Agreement — September 1990

Under this agreement, we have an exclusive license to MELASYN®. Under the terms of the license agreement, we pay a license fee to Yale based on a percentage of net sales and sublicensing revenues. The term of the license is dictated by the expiration of patents relating to any invention and, with respect to non-patented inventions or research, 24 years from 1990 (i.e. through 2014).

We have granted non-exclusive sublicenses for MELASYN® to Johnson and Johnson Consumer Companies, Inc. and another sublicensee. Under the terms of the sublicense agreements, we receive reimbursement for certain costs and, when and if products including our technology are commercialized, we will receive a royalty based on sales in countries where we have issued patents.

Yale/Vion (formerly OncoRx, Inc.) License Agreement — August 1994

Under this amended agreement, we have a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purpose. The patents and patent applications under this amended license cover Cloretazine® (VNP40101M) and other sulfonylhydrazine compounds, Triapine® and elvucitabine (ß-L-Fd4C). The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years from 1994 (i.e. through 2011). This amended agreement provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the licensed inventions, we will have the first option to negotiate a commercial license for the commercial opportunities. Yale is entitled to royalties on sales, if any, of resulting products, sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

We have granted a sublicense for elvucitabine (ß-L-Fd4C) to a sublicensee. Under the terms of the sublicense agreement, we received a small equity payment and, when and if a product including our technology is developed and commercialized, we will receive payments based on development milestones and royalties based on product revenue.

Yale/Vion (formerly OncoRx, Inc.) License Agreements — December 1995

We have an agreement with Yale that provides for a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed by us under this agreement relates to TAPET®. We have another agreement with Yale pursuant to which we have a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin. Under these licensing agreements, Yale is entitled to milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

Other Agreements

License Agreement with Beijing Pason Pharmaceuticals, Inc.

In 2003, we entered into a license with Pason providing them with the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao (the Pason Territory). Under the terms of the agreement, we received an upfront technology license fee and, when and if the product is developed and commercialized by Pason, we will receive milestone payments and royalties based on Triapine® revenues in the Pason Territory. Pason is required to fund the preclinical and clinical development necessary for regulatory approval of Triapine® in the Pason Territory. To date, Pason has not conducted trials of Triapine®.

License Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H.

In 2005, we entered into an exclusive license agreement for certain novel compounds, hydrazones, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. Under this license agreement, we must make milestone payments based on the progress of product development and pay royalties based on product revenues.

Competition

Competition in the biopharmaceutical industry is intense and based on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing drugs. We face competition from pharmaceutical companies and biotechnology companies. Numerous companies have publicly announced their intention to develop anticancer drugs including, in some instances, agents to be used for the treatment of AML or alkylating agents like our compound Cloretazine® (VNP40101M), or agents that target ribonucleotide reductase like our compound Triapine®. For risks associated with competition, see ‘‘— We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer’’ under ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

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

We are also the exclusive licensee from Yale of an issued U.S. patent and several foreign patents on KS119, a hypoxia-selective anticancer agent. Vion has also licensed from Yale one U.S. and several foreign patents relating to synthetic melanin and methods for using synthetic melanin, such as for sunscreen or self-tanning agents, relevant to our MELASYN® technology.

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

Government Regulation

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development of our products, and will be a significant factor in the manufacture and marketing of these products, if they are successfully developed and approved for sale. All of our products will require regulatory clearances or approvals prior to commercialization. In particular, drugs, biological agents and medical devices are subject to rigorous testing and other approval requirements by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act and its regulations, as well as by regulatory authorities in other countries. Various statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, packaging, advertising, storage, registration, listing and recordkeeping related to marketing of such products. Regulatory approval is a lengthy process and involves the expenditure of substantial resources. Approval time depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. We cannot be certain that any required FDA or other regulatory approval will be granted or, if granted, will not be withdrawn.

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

Typically, clinical evaluation involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to:

•	provide enough data for statistical proof of safety and efficacy;

•	compare the experimental therapy to existing therapies;

•	uncover unexpected safety problems, such as previously unobserved side-effects; and

•	generate product labeling.

In the case of drugs for cancer and other life-threatening diseases, the initial human testing is generally conducted in patients rather than in healthy volunteers.

In May 2007, our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was placed on clinical hold by the FDA. The FDA places a trial on clinical hold when the FDA does not believe or cannot confirm that the trial can be conducted without unreasonable risk to patients. We had suspended accrual and treatment of patients on this trial based on an interim evaluation by the DSMB for the trial that any advantage in the trial’s primary endpoint, the overall response rate, was being compromised by the observed mortality rate on the study. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we have reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial is likely to include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a Special Protocol Assessment (SPA) to the FDA in 2008 with these modifications before starting the new trial. An SPA is a process where the FDA evaluates the adequacy of a clinical trial the results of which are expected to provide evidence of safety and efficacy in an NDA or biologic drug approval. There can be no assurances that we will successfully complete an SPA for this trial in 2008, or that we will start the new trial in 2008 or at any time in the future.

The results of the preclinical and clinical testing are submitted to the FDA either as part of a NDA for drugs, or a biologics license application (BLA) for biologics, for approval to commence commercial distribution. For a biologic drug, the manufacturer generally must also obtain approval of an establishment license application. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. It may take several years to obtain approval after submission of an NDA or BLA, although approval is not assured. The FDA also normally conducts a pre-approval inspection and other occasional inspections of an applicant’s facilities to ensure compliance with current good manufacturing practices. Further, stringent FDA regulatory requirements continue after a product is approved for marketing, and changes to products or labeling can require additional approvals. If any of our products is approved for marketing, we will be subject to stringent post-marketing requirements.

We also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained before marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval to market our products in other countries.

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

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures. For risks associated with environment, see

‘‘— If environmental laws become stricter in the future, we may face large capital expenditures in order to comply with environmental laws’’ under ‘‘Risk Factors’’ below in Part I, Item 1A of this Annual Report on Form 10-K.

Manufacturing, Distribution and Marketing

We do not have experience in manufacturing any products for commercial use, or in marketing, distributing or selling any products, and have not yet commercially introduced any products. We do not currently have the capability to manufacture or market, distribute or sell on a commercial scale any products that we develop. We have only recently established pre-commercial capabilities in these areas.

We use single source third parties to manufacture limited quantities of our products for use in clinical activities. We manufacture our active pharmaceutical ingredient for Cloretazine® (VNP40101M) at SAFC, a member of the Sigma-Aldrich Group, under an amended manufacturing agreement expiring September 2009. Under the terms of a manufacturing agreement expiring in December 2011, Ben Venue Laboratories, a division of Boeringher Ingelheim, is our exclusive manufacturer of Cloretazine® (VNP40101M) finished drug product in the United States. We will need to validate our manufacturing process for Cloretazine® (VNP40101M) and our other products before we can sell them commercially. We expect to validate the manufacturing process for Cloretazine® finished product at Ben Venue Laboratories but will not be able to market any product until we complete the validation as part of the regulatory approval process. For risks associated with manufacturing, see ‘‘— We rely on third-party manufacturers to manufacture our product candidates. If these third-party manufacturers fail to manufacture product candidates of satisfactory quality, in a timely manner, in sufficient quantities or at acceptable costs, development and commercialization of our products could be delayed’’ under ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

Our pre-commercial marketing efforts for Cloretazine® (VNP40101M) in 2007 included attendance at industry conferences, meetings with key opinion leaders, and brand development. If our products are approved for sale by regulatory authorities, we will need to develop our capabilities to market, distribute and sell our products or contract with third parties to do so. In the event we decide to establish a marketing and sales force, we will be required to hire and retain additional personnel. For risks associated with marketing and distribution, see ‘‘— If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products’’ under ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2007, we had 46 employees.

Executive Officers of the Company

The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name	Age	Position
Alan Kessman	61	Chief Executive Officer and Director
Howard B. Johnson	48	President and Chief Financial Officer
Ann Lee Cahill	47	Vice President, Clinical Development
Meghan Fitzgerald	37	Vice President and Chief Business Officer
William F. Hahne, M.D.	54	Vice President, Medical
Ivan King, Ph.D.	52	Vice President, Research and Development
Aileen Ryan	53	Vice President, Regulatory Affairs
Karen Schmedlin	45	Vice President, Finance, Chief Accounting Officer and Secretary
James Tanguay, Ph.D.	46	Vice President, Chemistry, Manufacturing and Controls

Business Experience

Alan Kessman has been our Chief Executive Officer since January 1999 and has served on our Board of Directors since October 1998. Mr. Kessman also served as our President from April 1999 to January 2004. Mr. Kessman is a partner of PS Capital LLC, an international investment and management advisor. From 1983 to 1998, Mr. Kessman was chairman, chief executive officer and president of Executone Information Systems, Inc., a developer and marketer of voice and data communications systems.

Howard B. Johnson has been our President since January 2004 and our Chief Financial Officer since March 2002. Mr. Johnson was a vice president and a consultant for Nutrition 21, Inc., a nutri-ceutical company, from November 2001 until March 2002. From May 1999 until February 2001, Mr. Johnson was chief financial officer of IBS Interactive, Inc. (now Digital Fusion, Inc.), an information technology services company. Mr. Johnson founded and from 1996 to 1999 was chairman and chief executive officer of MedWorks Corporation, a privately held medical device company. From 1983 to 1993, Mr. Johnson was an investment banker at PaineWebber Group, Inc.

Ann Lee Cahill has been our Vice President, Clinical Development since October 2004. Ms. Cahill was our Senior Director of Clinical Affairs from October 2003 to October 2004 and Director of Clinical Affairs from January 2002 to October 2003. From 1997 to 2002, Ms. Cahill was a member of the project management group of Schering-Plough Corporation, including leadership roles in clinical affairs for hepatitis and medical oncology. From 1985 to 1997, Ms. Cahill was a physician associate in a medical oncology practice.

Meghan Fitzgerald has been our Vice President and Chief Business Officer since January 2006. From 2005 to January 2006, Ms. Fitzgerald was Senior Director of Strategic Planning and Business Development and from 2001 to 2005 World Wide Marketing Director of Life Cycle Management for Pfizer Human Health. From 1997 to 2001 Ms. Fitzgerald held marketing positions at Merck, Forest Labs and Sanofi-Synthelabo. Prior to 1997, Ms. Fitzgerald was a registered nurse.

William F. Hahne, M.D. has been our Vice President, Medical since February 2008. Prior to joining Vion, Dr. Hahne was Vice President, Clinical Development, and then Vice President of Clinical Development and Medical Affairs of Celsion Corporation from January 2006 to December 2007. From 2003 to 2005, Dr Hahne was Vice President of Clinical Development for CuraGen Corporation. From 1986 to 2002, Dr. Hahne worked in various positions in medical affairs for Glaxo Inc., Merrell Dow Research Institute, Marion Merrell Dow, Hoechst Marion Rousel, and Eisai, Inc. Dr. Hahne received his medical degree from Cornell University Medical College and conducted his residency in general surgery at Emory University Affiliated Hospitals in Atlanta, Georgia.

Ivan King, Ph.D. has been our Vice President, Research and Development since January 2004. Dr. King was our Vice President of Research from July 1998 to January 2004, Senior Director of Biology from April 1997 to July 1998 and Director of Biology from October 1995 to April 1997. From 1990 to 1995, Dr. King was a section leader in the department of tumor biology at Schering-Plough Research Institute in charge of the cell biology and in vivo biology groups where he was responsible for identifying targets, developing high throughput assays, evaluating in vitro and in vivo activities of drug candidates and recommending candidates for clinical development. Dr. King’s first industrial position was as a senior research scientist at Bristol-Myers Squibb Company.

Aileen Ryan has been our Vice President, Regulatory Affairs since July 2006. Prior to joining Vion, she was the head of Global Regulatory Strategy, Oncology for Bayer Pharmaceuticals Corporation from January 2004 to July 2006. Prior to joining Bayer, Ms. Ryan was Vice President, Regulatory Affairs for Coley Pharmaceutical Group from 1999 to 2003.

Karen Schmedlin has been our Vice President, Finance and Chief Accounting Officer since March 2006 and our Secretary since April 2001. Ms. Schmedlin was our Controller from October 2000 to March 2006. From 1990 to 2000, Ms. Schmedlin held various finance and marketing positions at Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, including director of marketing operations, division controller and manager of financial reporting. From 1984 to 1990, Ms. Schmedlin was an auditor with Arthur Andersen & Co.

James Tanguay, Ph.D. has been our Vice President, Chemistry, Manufacturing and Controls since April 2007. From October 2003 to April 2007, Dr. Tanguay was Vice President, Technical Operations at Kos Pharmaceuticals, acquired by Abbott Laboratories in 2006. In that capacity, he was responsible for strategic planning and administration of all domestic and international commercial manufacturing, testing and distribution. Dr. Tanguay started at Kos Pharmaceuticals in 1996, and held several positions in quality control and analytical sciences while rising to his final position in senior management.

Directors

The directors of the Company and their respective ages are as follows:

Name	Age	Position
William R. Miller(1)	79	Director
George Bickerstaff	52	Director
Stephen K. Carter, M.D.(2)	70	Director
Alan Kessman	61	Chief Executive Officer and Director
Kevin Rakin(1,3)	47	Director
Alan C. Sartorelli, Ph.D.(2)	76	Director
Ian Williams, D. Phil.(2,3)	53	Director
Gary K. Willis(1,3)	62	Director

(1)	Member of the Audit Committee of the Board of Directors.
(2)	Member of the Nominating and Governance Committee of the Board of Directors.
(3)	Member of the Compensation Committee of the Board of Directors.

Business Experience

William R. Miller has been Chairman of our Board since April 1995. From February 1995 until April 1995, Mr. Miller was Chairman of the Board of OncoRx, Inc., which merged into the Company (then known as MelaRx, Inc.) in April 1995. Mr. Miller is currently chairman of the board of directors of MedaSorb Technologies Corporation, a medical device company. From 1964 until his retirement in 1991, Mr. Miller was employed by Bristol-Myers Squibb Company in various positions, including vice chairman of the board commencing in 1985.

George Bickerstaff  has been a director since June 2005. Mr. Bickerstaff has been a managing director of CRT Capital Group LLC, an investment banking company, since June 2005. From October 2000 to May 2004, Mr. Bickerstaff held various positions with Novartis, including chief financial officer of Novartis Pharma AG. From 1998 to September 2000, Mr. Bickerstaff held senior finance and operating roles in venture-funded businesses and, prior to that, held various financial positions with the Dun and Bradstreet Corporation, including Chief Financial Officer of IMS Healthcare.

Stephen K. Carter, M.D. has been a director since April 2001. Dr. Carter is a director of Alfacell Corp., Callisto Pharmaceuticals, Inc., Cytogen Corp., Emisphere Technologies Inc. and Tapestry Pharmaceuticals, Inc. (each a biotechnology company). From 1998 to 2000, Dr. Carter was senior vice president, clinical and regulatory affairs of SUGEN, Inc. (subsequently acquired by Pharmacia & Upjohn, Inc.). From 1995 to 1996, Dr. Carter was senior vice president, research and development with Boehringer Ingelheim Pharmaceuticals, Inc. and from 1982 to 1995 held various positions with Bristol-Myers Squibb Company, including senior vice president, worldwide clinical research and development.

Kevin Rakin has been a director since January 2007. He is also a director of Omrix Biopharmaceuticals, Inc. Since February 2007, Mr. Rakin has been chairman and chief executive officer of Advanced BioHealing, Inc. and from January 2006 to February 2007 served as its interim chief executive officer as well as an executive-in-residence at Canaan Partners. From August 2002 to October 2005, he was president and chief executive officer of Genaissance Pharmaceuticals, Inc., a biotechnology company he co-founded. Mr. Rakin also served as a member of the board of directors of Genaissance until it was acquired by Clinical Data, Inc. in October 2005.

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

Ian Williams, D. Phil. has been a director since June 2006. From 1981 until his retirement in 2004, he was employed at Pfizer, Inc. in various leadership positions in pharmaceutical research and development and strategic planning. He retired as Executive Director of the Strategic Management Group where he was responsible for worldwide strategy for Pfizer Research and Development. Dr. Williams now heads his own consulting company.

Gary K. Willis has been a director since June 2005. Mr. Willis is a also a director of Rofin-Sinar Technologies and Plug Power Inc. From 1992 to 2000, Mr. Willis was chairman, president and chief executive officer of the Zygo Corporation, a developer and marketer of optical systems and components. From 1984 to 1990, Mr. Willis was chairman, president and chief executive officer of the Foxboro Company, a supplier of instruments, systems, and services for industrial process automation.

Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are appointed annually by our Board of Directors and serve for such period or until their earlier resignation or removal by the Board.

Available Information

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an email message to info@vionpharm.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the SEC;

•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors, Vion’s code of ethics and business conduct applying to our directors, officers and employees, and Vion’s code of ethics applying to our chief executive officer, chief financial officer and senior financial officials; and

•	the charters of the Audit Committee and the Compensation Committee of our Board of Directors.

Item 1A.    Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. Before you invest in our Company, you should carefully consider the risks described below which could materially affect our business, financial condition or operating results. The risks and uncertainties described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. If any of the risks or uncertainties described below or any such additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

We do not have any products approved for sale. Our primary product candidates are in clinical development. If our trials are delayed or achieve unfavorable results, we might not be able to obtain regulatory approval for our products.

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

Accordingly, if and when we complete the several required phases of clinical testing for any drug candidate, we will submit our test results to the FDA. FDA review may generally take up to two years and approval is not assured. Foreign governments also regulate drugs distributed outside the United States. A delay in obtaining regulatory approvals for any of our drug candidates will also have a material adverse effect on our business.

In particular, regulatory approval of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML has already been delayed and may be further delayed in light of the fact that our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was put on clinical hold by the FDA in May 2007. That trial was commenced in March 2005 and accrued 268 patients. Although in January 2008 the FDA lifted the clinical hold on the trial and we reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in a new Phase III trial,    there can be no assurance that we will start the amended trial in 2008 or at any time in the future, or that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML, or what the timing of that approval might be.

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

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of Cloretazine® (VNP40101M) and, in particular and in the nearer term, for the treatment of previously untreated elderly patients with de novo poor-risk AML. We have focused substantially all of our resources on the development of Cloretazine® (VNP40101M). The commercial success of Cloretazine® (VNP40101M) will depend on several factors, including successful completion of our pivotal Phase II clinical trial for Cloretazine® (VNP40101M); filing an NDA based on this trial; receipt of approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities through third party manufacturers; successfully launching commercial sales and distribution of the products, either ourselves or through third parties; and acceptance of the products in the medical community and by third party payers, none of which can be assured. If the FDA and similar foreign regulatory authorities do grant approval for Cloretazine® (VNP40101M), they may narrow the indications for which we are permitted to market it, may impose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Cloretazine® (VNP40101M) and any obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing our lead product candidate Cloretazine® (VNP40101M), or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

In May 2006, we commenced a pivotal Phase II trial of Cloretazine® (VNP40101M) in previously untreated elderly patients with de novo poor-risk AML. Elderly de novo poor-risk AML patients are those elderly patients whose poor-risk AML has not evolved from a prior myelodysplastic syndrome or from prior treatment with chemotherapy. In August 2007, we announced that 85 patients had been enrolled to this trial and that certain sites would remain open and continue to accrue patients to conduct an electrocardiograph evaluation (QT/QTc) sub-study. In December 2007, we announced preliminary data from this trial in a poster at the Annual Meeting of the American Society of Hematology, reporting an overall response rate of 35% in 80 evaluable patients in the trial. Although these preliminary data indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in 2008, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

Our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was initiated in March 2005 and has accrued 268 patients. In May 2007, we announced that we would suspend enrollment and patient treatment pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data from the first 210 treated patients by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary end point, the response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on the trial and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial is likely to include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a

Special Protocol Assessment (SPA) to the FDA in 2008 with these modifications before starting the new trial. There can be no assurance that we will successfully complete an SPA for this trial in 2008, or that we will start the amended trial in 2008 or at any time in the future, or that any such amended trial will result in regulatory approval.

We would need to reevaluate Cloretazine® (VNP40101M) if the data from any of its clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

If we continue to incur operating losses, we may be unable to continue our operations.

We have incurred losses since inception. As of December 31, 2007, we had an accumulated deficit of approximately $209.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and preclinical and clinical trials of product candidates. We expect to continue to incur losses for at least the next several years as we continue our research and development efforts, continue to conduct drug trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2007, we had $61.1 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Cloretazine® (VNP40101M). However, we will not have an approved and marketable product for the foreseeable future. Under our current operating plan, if we do not have an approved product for sale which is generating significant revenues, we will need to raise substantial additional capital to have sufficient capital to fund our operations beyond the third quarter of 2009.

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

The amount of capital we may need depends on many factors, including:

•	the progress, timing and scope of our product development programs;

•	the progress, timing and scope of our clinical trials;

•	the time and cost necessary to obtain regulatory approvals;

•	the time and cost necessary to further develop manufacturing processes, arrange for contract manufacturing facilities and obtain the necessary regulatory approvals for those facilities;

•	the time and cost necessary to develop sales, marketing and distribution capabilities;

•	our ability to enter into and maintain collaborative, licensing and other commercial relationships; and

•	our partners’ commitment of time and resource to the development of our products.

We are significantly leveraged.

In February 2007, we issued $60 million principal amount of our convertible senior notes due February 15, 2012. The degree to which we are leveraged could, among other things:

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

If the testing or use of our product candidates harms people, we could be subject to costly and damaging product liability claims.

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

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; Meghan Fitzgerald, our vice president and chief business officer; William F. Hahne, M.D., our vice president, medical affairs; Ivan King, Ph.D., our vice president, research and development; Aileen Ryan, our vice president, regulatory affairs and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & control. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations beyond the third quarter of 2009. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected.

We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.

We face competition from pharmaceutical companies and biotechnology companies. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs for the treatment of cancer including, in some instances, the development of agents which treat AML and/or are alkylating agents similar to our compound Cloretazine® (VNP40101M) and agents which target ribonucleotide reductase similar to our compound Triapine®. These companies include, but are not limited to Amgen Inc., AstraZeneca PLC, Genzyme Corporation and its subsidiary, Bioenvision, Inc., Bristol-Myers Squibb Company, Celgene Corporation, Chiron Corporation, Eli Lilly and Co., Cyclacel Pharmaceuticals, Inc., Genentech Inc., ImClone Systems Inc., Johnson & Johnson, Lorus Therapeutics Inc., MGI Pharma, Inc., OSI Pharmaceuticals, Inc., Pfizer Inc., Pharmion Corp., Schering-Plough Corporation, Wyeth, and Xanthus Pharmaceuticals, Inc. These and other large pharmaceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

•	Healthcare facilities in the United States and other countries to perform human clinical trials of our products;

•	Clinical research organizations in the United States and other countries to monitor and collect data related to human clinical trials;

•	The NCI to perform human clinical trials of Triapine®;

•	Contract manufacturers to produce our products for use in clinical and potential commercial activities;

•	Consultants to assist with the preparation of our NDA and our commercialization efforts; and

•	Yale for research and for technologies that are licensed by them to us.

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

We have paid approximately $10.8 million to fund research at Yale (including research activities of one of our directors, an affiliate of Yale) through March 31, 2008. We may continue to support certain research projects at Yale. We generally do not have the right to control the research that Yale conducts with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

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

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs or in validating drug manufacturing processes. We have contracted with third-party manufacturers to produce our product candidates for regulatory approvals and clinical trials. We have limited supplies of our product candidates for clinical trials. If our supplies are damaged or destroyed, either during storage or shipping or otherwise, our clinical trials may be delayed, which could have a material adverse effect on our business. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute commercial quantities of our product candidates. We will also rely on our third-party manufacturing partners to work with us to complete the Chemistry, Manufacturing and Control, or CMC, section of any nondisclosure agreements or any marketing approval application we may file.

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

To date, our product candidates have been manufactured in small quantities by third-party manufacturers for preclinical and clinical trials. We have not validated the manufacturing process for Cloretazine® (VNP40101M) to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue Laboratories, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. This may require seeking out additional manufacturing partners who may have different equipment requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

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

On September 18, 2007, we announced we had received a letter from the Nasdaq Stock Market, Inc. dated September 17, 2007 notifying us that during the preceding 30 consecutive trading days, the bid price of our common stock had closed below the minimum bid price of $1.00 per share as required by the Nasdaq Stock Market under Marketplace Rule 4310(c)(4). The letter stated that, in accordance with Marketplace Rule 4310(c)(8)(D), we had until March 17, 2008 to demonstrate compliance with the Rule (i.e. the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days, and under certain circumstances, more than 10 trading days). On February 20, 2008, we effected a one-for-ten reverse split of our common stock and, as of March 5, 2008, we regained compliance with the Rule. There can be no assurance that we will be able to maintain compliance with Nasdaq’s listing standards for any length of time.

Our common stock price has been highly volatile, and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	positive or adverse developments with respect to obtaining regulatory approval of our proposed products;

•	positive or adverse developments with respect to our drug trials;

•	actual or anticipated period-to-period fluctuations in financial results;

•	litigation or threat of litigation;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	comments or opinions by securities analysts or major stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock and issuances of common stock to pay interest on our outstanding senior convertible notes;

•	economic and other external factors or disasters or crises;

•	limited daily trading volume; and

•	developments regarding our patents or other intellectual property or that of our competitors.

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

The conversion of some or all of our outstanding notes, our payment of interest or make-whole premiums on the notes under certain circumstances with shares of common stock, and the exercise of the warrants issued in connection with the sale of the notes, will dilute the ownership interests of existing stockholders. Additional shares of common stock will be issued upon the exercise of other outstanding warrants and options, as well as for awards under our 2005 Stock Incentive Plan and purchases under our 2000 Employee Stock Purchase Plan.

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

Any sales in the public market of the common stock paid as interest or as a make-whole premium, issuable upon conversion of the notes or exercise of warrants, the exercise of outstanding options or the issuance of equity pursuant to our 2005 Stock Incentive Plan and 2000 Employee Stock Purchase Plan, could adversely affect prevailing market prices of our common stock. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could also affect prevailing trading prices of our common stock.

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

Provisions of our outstanding convertible senior notes could discourage an acquisition of us by a third party.

Certain provisions of our outstanding convertible senior notes could make it more difficult or more expensive for a third party to acquire us, including a provision requiring an acquirer to assume all of our obligations under the notes and the indenture. Upon the occurrence of certain transactions constituting a fundamental change under the indenture relating to the notes, holders of the notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal facility consists of approximately 26,500 square feet of leased laboratory and office space in New Haven, Connecticut. The facility lease runs through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease. We have the right to extend the term of the lease for two successive terms of five years each. The current annual rental rate is approximately $289,000. We believe our existing facilities are adequate for our product development and administrative activities.

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

Market Information for Common Stock

Our common stock trades on the Nasdaq Capital MarketSM under the symbol ‘‘VION.’’ The following table reflects for the periods shown the range of high and low sales prices of our common stock as reported by the Nasdaq Capital MarketSM. Our common stock prices reflect the one-for-ten reverse stock split effected on February 20, 2008. Due to the reverse stock split, our common stock temporarily trades on the Nasdaq Capital MarketSM under the symbol ‘‘VIOND’’ through March 19, 2008.

	2007		2006
	High	Low	High	Low
First Quarter	$19.90	$13.00	$25.90	$15.40
Second Quarter	23.00	8.60	22.90	12.00
Third Quarter	12.10	6.80	14.30	9.70
Fourth Quarter	11.00	5.40	18.40	10.40

Common Stockholders

As of March 11, 2008, there were 434 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). We estimate that there are 6,500 beneficial holders of our common stock.

Dividends

No dividends have been paid on our common stock. We currently intend to retain all future earnings for use in the operation of our business and therefore do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

This information is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph below shows the cumulative total return to our stockholders for the five-year period ended December 31, 2007 in comparison to the cumulative return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index during the same period assuming an investment of $100 made in each on December 31, 2005 and assuming the reinvestment of any dividends.

Item 6.    Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended December 31, 2007, and for the period from May 1, 1994 (inception) through December 31, 2007, are derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. Per share amounts reflect our one-for-ten reverse stock split effected February 20, 2008.

(In thousands, except per share data)	2007	2006	2005	2004	2003	For the Period From May 1, 1994 (Inception) through December 31, 2007
Consolidated Statement of Operations Data:
Total revenues	$66	$22	$23	$275	$375	$13,030
Loss from operations(1)	(32,561)	(27,249)	(19,821)	(16,501)	(11,923)	(197,939)
Net loss(1,2)	(33,993)	(25,347)	(18,041)	(16,055)	(11,838)	(190,402)
Preferred stock dividends and accretion	—	—	—	—	—	(18,489)
Loss applicable to common shareholders(1,2)	(33,993)	(25,347)	(18,041)	(16,055)	(11,838)	(208,891)
Basic and diluted loss applicable to common shareholders per share(1,2)	(5.05)	(3.83)	(2.77)	(3.00)	(3.61)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$61,098	$31,014	$52,762	$41,729	$15,719
Total assets	$63,195	31,856	53,719	42,644	16,376
Long-term obligations(2)	$54,275	—	—	—	—
Cash dividends declared per common share	—	—	—	—	—

(1)	Since January 1, 2006, we have recorded stock-based compensation expense in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ‘‘Share-Based Payment,’’ (SFAS 123R), which had the following impact on operating results in 2007 and 2006: net loss and loss applicable to common shareholders were increased by $4.5 million and $1.9 million, respectively, and basic and diluted loss per share was increased by $0.67 and $0.29, respectively. No employee stock-based compensation expense was recognized in reported amounts prior to January 1, 2006.
(2)	We issued convertible senior notes, a long-term obligation, in February 2007. We recorded interest expense related to the notes which had the following impact on operating results in 2007: net loss and loss applicable to common shareholders were increased by $5.1 million, and basic and diluted loss per share was increased by $0.76.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, preparing to file for regulatory approval of our lead product candidate, Cloretazine® (VNP40101M), conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities.

Our Company has been focused over the last three years on executing a clinical development plan for our lead product candidate, Cloretazine® (VNP40101M), in acute myelogenous leukemia (AML). Our efforts and resources are primarily focused on seeking and obtaining regulatory approval of Cloretazine® (VNP40101M) for use in the United States for the treatment of AML. We believe that such use of the drug for the treatment of AML presents our best opportunity for an approved product for commercialization. Accordingly, we have limited resources to allocate to additional clinical trials of Cloretazine® (VNP40101M) in cancers other than AML. We are evaluating Cloretazine® (VNP40101M) in combination with temozolomide in an investigator-sponsored Phase I/II trial in adult brain tumors and in combination with stem cell transplantation in an investigator-sponsored Phase I trial of poor-prognosis hematologic malignancies. We have limited resources to apply to our second product candidate, Triapine®, beyond its evaluation in six clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We are not at this time allocating any resources to other preclinical product candidates in our portfolio, which include VNP40541 and TAPET®. We continue to seek development partners for these product candidates.

As of March 1, 2008, our pivotal Phase II trial of Cloretazine® (VNP40101M) in elderly de novo poor-risk acute myelogenous leukemia (AML) was open for patient accrual. We also had two trials of Cloretazine® (VNP40101M) initiated in August 2007 under investigators’ INDs open to patient accrual: (i) a Phase I trial in hematopoietic cell transplantation for patients with selected, poor-prognosis hematologic malignancies, and (ii) a Phase I/II trial with temozolomide in adult brain tumors in first relapse or progression. We provide product for these trials and incur costs related to patient enrollment. Our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML is closed to patient enrollment as we will amend the study protocol under an agreement with the FDA.

In 2008, we plan to file a New Drug Application (NDA) for Cloretazine® (VNP40101M) based on a Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML. In December 2007, we announced preliminary data from this trial at the American Society of Hematology Meeting, reporting an overall response rate of 35% in 80 evaluable patients. Although these preliminary data indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in 2008, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

In January 2008, we announced that the FDA had lifted the clinical hold on our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML. In May 2007, the FDA had placed the trial on clinical hold after we suspended enrollment and treatment of patients at the recommendation of the trial’s data safety monitoring board (DSMB). This was based on an interim evaluation by the DSMB that any advantage in the primary endpoint, the overall response rate, was being compromised by the observed mortality on the study. We have reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial is likely to include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a Special Protocol Assessment (SPA) to the FDA in 2008 with these modifications before starting the new trial. There can be no assurance that we will successfully complete a SPA for this trial in 2008, or that we will start the amended trial in 2008 or at any time in the future.

Completion of clinical trials may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. For factors that can cause delay or termination of our clinical trials, see ‘‘— We do not have any products approved for sale. All of our proposed products are in clinical trials. If our trials are delayed or achieve unfavorable results, we might not be able to obtain regulatory approval for our products,’’ under ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

The cost to take a product candidate through research and development is dependent upon, among other things, the type of product candidate, the targeted disease indication, and the nature of the preclinical and clinical studies. We budget and monitor our research and development costs by category, as opposed to by product or by study. Significant categories of costs include personnel, clinical trials, third party research and development services, and drug development costs. We could incur increased product development costs if we experience delays in trial enrollment, the evaluation of clinical trial results, applying for or obtaining regulatory approvals, or commercializing product candidates for any reason including the possible reasons for delay described above. We cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed to proceed through Phase III or registrational clinical trials, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating disease or may have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product.

We expect that we will need to enter into and complete Phase III or registrational clinical trials of our products in order to apply for regulatory approval. If we achieve successful completion of Phase III or registrational trials which have commenced or which we may in the future commence, of which there can be no certainty, we intend to submit the results to the FDA to support an application for regulatory approval of the product.

These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects. As such, we are currently unable to reliably estimate when, if ever, our product candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any of our major research and development projects until, and unless, a product candidate becomes a profitable commercial product.

Recent Development

On February 20, 2008, we effected a one-for-ten reverse split of all outstanding shares of our common stock and a corresponding decrease in the number of shares of authorized common stock. As of that date, each ten of our shares were automatically combined, converted and exchanged into one share of our common stock. No fractional shares were issued as a result of the reverse split. Instead, we will pay cash in lieu of fractional shares based on the closing sales price of our common stock on the business day immediately preceding the effective date of the reverse split as reported on the Nasdaq Capital MarketSM. All share amounts, per share amounts and common stock prices included in this Annual Report on Form 10-K are provided on a post-reverse stock split basis.

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

Revenue Recognition

Technology License Fees.    We record revenue under technology license agreements in accordance with the following:

•	Nonrefundable upfront license fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured;

•	Nonrefundable upfront license fees including guaranteed, time-based payments that require continuing involvement in the form of development or other efforts by us are recognized as revenue ratably over the performance period; and

•	Milestone payments are recognized as revenue when milestones, as defined in the applicable agreement, are achieved.

•	Royalty revenues based on licensees’ sales of our products or technologies are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured. Royalty estimates are made in advance of amounts collected based on historical and forecasted trends.

Actual license fees received may vary from recorded estimated revenues. The effect of any change in revenues from technology license agreements would be reflected in revenues in the period such determination was made. Historically, such adjustments have been insignificant.

Research and Laboratory Support Fees.    We recognize revenue from research and laboratory support as the services are performed. Since 2005, we have not received any research and laboratory support fees.

Contract Research Grants.    We recognize revenue from grants received for research projects as earned in accordance with the grant terms. Since 2004, we have not received any contract research grants.

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

Stock-Based Compensation

Since January 1, 2006, we have recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment

(‘‘SFAS 123R’’). Under SFAS 123R, the fair value of stock-based compensation is estimated at the date of grant and is recognized ratably over the requisite service period in our consolidated financial statements. Prior to January 1, 2006, we accounted for stock-based compensation arrangements in accordance with the intrinsic value method provided by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) and, as such, generally recognized no stock-based compensation expense in our consolidated financial statements.

Our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. We have provided pro forma disclosure in the notes to our consolidated financial statements of share-based payments for periods presented prior to January 1, 2006 in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure’’ (‘‘SFAS 148’’).

Compensation expense recorded for stock options is based on the fair value of the awards at the date of grant determined using the Black-Scholes option valuation model using assumptions based, in part, on historical experience of expected stock price volatility, expected term until exercise, expected forfeiture rate and risk-free interest rate. Once stock option fair values are determined, they may not be changed. SFAS 123R requires forfeitures estimated at the time of grant to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For additional disclosures regarding stock-based compensation, see Note 7.

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax asset as of December 31, 2007. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

In 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company adopted FIN 48, as required, effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. We do not expect the adoption of SFAS 157 to have a material impact on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 159 to have a material impact on our results of operations, financial position and cash flows.

In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities (‘‘EITF No. 07-3’’). The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities, and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it determines that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of EITF No. 07-3 to have a material impact on our results of operations, financial position and cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.

Results of Operations

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues.    Revenues from technology license fees for the year ended December 31, 2007 were $66,000 as compared to $22,000 for 2006. We have no material source of revenues.

Research and Development Expenses.    Total research and development (R&D) expenses were $24.2 million for the year ended December 31, 2007, compared to $21.5 million for 2006 as a result of an increase in other R&D expenses of $2.2 million and higher clinical trials expenses of $557,000. The increase in other R&D expenses was primarily due to higher development costs incurred in 2007, including hiring additional personnel and engaging consultants, in support of a potential registration filing for Cloretazine® (VNP40101M), a research gift to Yale of $200,000 and higher stock-based compensation expense for employees included in the other R&D group of $844,000. The increase in clinical trials expenses was primarily comprised of higher drug production costs of $564,000, higher clinical consulting fees of $563,000, and higher stock-based compensation expense for employees of the clinical development group of $386,000, partially offset by lower costs for Cloretazine® (VNP40101M) and Triapine® clinical trials of $855,000.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses were $8.4 million for the year ended December 31, 2007, compared to $5.8 million in 2006. The increase was primarily due to higher stock-based compensation expense for directors and employees included in the marketing, general and administrative group of $1.3 million, higher costs associated with pre-commercial marketing activities for Cloretazine® (VNP40101M) and higher professional fees related to patents.

Interest Income.    Interest income was $3.4 million for the year ended December 31, 2007, compared to $2.0 million for 2006. The increase was primarily due to higher invested balances in 2007 as a result of our issuance of convertible senior notes and warrants in February 2007.

Interest Expense.    Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $5.1 million was recorded for the year ended December 31, 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense.    Other expense related to foreign currency transaction losses was $30,000 for the year ended December 31, 2007, compared to $50,000 for 2006. The foreign currency transaction losses were related to contracts with a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.    A (benefit) provision for state income taxes of ($343,000) and $42,000 were recorded for the years ended December 31, 2007 and 2006, respectively. Included in the 2007 amount was a state tax benefit of $355,000 for the sale of certain research and development tax credits to the State of Connecticut.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $34.0 million, or $5.05 per share based on weighted-average shares outstanding of 6.7 million, for the year ended December 31, 2007, compared to $25.3 million, or $3.83 per share based on weighted-average shares outstanding of 6.6 million, for 2006.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues.    Revenues for the year ended December 31, 2006 were $22,000 as compared to $23,000 for 2005. We have no material source of revenues.

Research and Development Expenses.    Total R&D expenses were $21.5 million for the year ended December 31, 2006, compared to $16.6 million for 2005 largely as a result of an increase in clinical trials expenses of $3.1 million and higher other R&D expenses of $1.8 million. The increase in clinical trials expenses was primarily comprised of increased costs for Cloretazine® (VNP40101M) trials of $2.4 million and higher compensation costs of $593,000 related to the addition of new employees in our clinical development group and stock-based compensation expense for employees of the clinical development group of $283,000 recorded in 2006 as a result of the adoption of SFAS 123R. A portion of the increase in clinical trials expense was due to a reduction recorded in the third quarter of 2005 of $683,000 to the accrual for clinical trial costs as actual expenses for two trials were less than original estimates. The increase in other R&D expenses was primarily due to development costs incurred in 2006 in support of a potential registration filing for Cloretazine® (VNP40101M), preclinical development costs related to our preclinical anticancer agent, VNP40541, and stock-based compensation expense for employees included in the other R&D group of $484,000 recorded in 2006 as a result of the adoption of SFAS 123R.

Marketing, General and Administrative Expenses.    Marketing, general and administrative expenses were $5.8 million for the year ended December 31, 2006, compared to $3.2 million in 2006. The increase was primarily due to stock-based compensation expense for employees and directors included in the marketing, general and administrative group of $1.2 million recorded in 2006 as a result of the adoption of SFAS 123R. During 2006, we began initial pre-commercial marketing activities for Cloretazine® (VNP40101M). There were no marketing expenses for the same period in 2005.

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

Income Taxes.    Income tax provisions of $42,000 and $40,000 were recorded for the years ended December 31, 2006 and 2005, respectively, for state capital taxes paid.

Net Loss.    As a result of the foregoing increases in expenses, the net loss was $25.3 million, or $3.83 per share based on weighted-average shares outstanding of 6.6 million, for the year ended December 31, 2006, compared to $18.0 million, or $2.77 per share based on weighted-average shares outstanding of 6.5 million, for 2005.

Liquidity and Capital Resources

Since our inception in 1994, our primary source of cash is through public and private debt and equity offerings. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash is for our product development activities.

As of December 31, 2007, we had cash and cash equivalents of $61.1 million, compared to $30.9 million at December 31, 2006. The increase in 2007 was due to net proceeds of $55.2 million from a private placement of convertible senior notes and warrants, described below, and $23,000 from common stock issuances under employee stock plans, offset by cash used to fund operating activities of $24.6 million and acquisitions of capital equipment of $396,000. Cash used in operations was primarily to fund product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, differences in the timing of cash flows and earnings/expense recognition, and changes in operating assets and liabilities. Significant changes in operating assets and liabilities were as follows:

Receivables and prepaid expenses increased $126,000 during the year ended December 31, 2007 compared to a decrease of $14,000 for 2006. The increase in 2007 was primarily due to higher receivables under technology license agreements and an increase in prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense. The decrease in 2006 was primarily due to the collection of a miscellaneous receivable recorded in 2005.

Current liabilities increased $1.3 million for each of the years ended December 31, 2007 and 2006. The increase in 2007 was due to interest accrued for our convertible senior notes issued in February 2007, partially offset by a decrease in the accrual for clinical trial costs as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses. The increase in 2006 was primarily due to an increase in the accrual for clinical trial costs due to timing differences.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $396,000 and $111,000 for the years ended December 31, 2007 and 2006, respectively, were primarily for computer hardware and software, leasehold improvements, and furniture and fixtures. Capital expenditures for fiscal 2008 are not expected to exceed $500,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the year ended December 31, 2007, we received net proceeds of $55.2 million from a private placement of convertible senior notes and warrants, described below, and $23,000 from common stock issuances under employee stock plans. For the year ended December 31, 2006, we received net proceeds of $115,000 from common stock issuances under employee stock plans. All proceeds are being and will be used to fund product development activities as well as for working capital and general corporate purposes.

On February 20, 2007, we completed the sale of $60 million aggregate principal amount of our 7.75% convertible senior notes due 2012 and warrants to purchase up to 780,000 additional shares of our common stock to an initial purchaser for resale in a private placement to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act, to persons outside the United States under Regulation S under the Act and to institutional investors that are accredited investors within the meaning of Rule 501 of Regulation D under the Act.

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

The notes bear interest at a rate of 7.75% per year, payable on February 15 and August 15 of each year. Interest may be paid at our option in cash or registered shares of our common stock or some combination of cash and registered shares of our common stock having a fair market value equal to the interest payment due, in each case at our option subject to compliance with Nasdaq shareholder approval rules, from the date of issuance until repayment in full or until an earlier conversion, redemption or repurchase.

The notes and the Indenture under which they were issued restrict us from incurring indebtedness or other obligations, including senior secured indebtedness or other secured obligations, in the future.

The notes shall automatically convert at any time prior to maturity if the closing price per share of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period, provided that only those notes as to which we are then able to make the make-whole payment (defined below) under Nasdaq shareholder approval rules shall be automatically converted; and further provided that only those notes (i) for which a shelf registration statement was in effect with respect to the resale of the shares of common stock issuable upon automatic conversion for each day during such 30-consecutive trading day period or (ii) for which the shares issuable upon automatic conversion may be freely transferred pursuant to Rule 144(k) under the Act, shall be automatically converted. Upon any automatic conversion of the notes, we shall pay to holders an amount equal to $232.50 per $1,000 principal amount of notes so converted, less the amount of any interest paid on such notes prior to the conversion date. This payment may be made at the Company’s option in cash, registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the make-whole payment due.

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

The warrants are exercisable into shares of our common stock at the option of the holder of Warrants prior to the close of business on February 15, 2010, or earlier upon redemption, at a current exercise price of $20.00 per share. The exercise price is subject to adjustment in accordance with the terms of the warrant. The Company may redeem the outstanding warrants in whole or in part for $0.01 per warrant at any time after the warrants become exercisable if, and only if, the last sales price of our common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period and at all times during such period there is an effective registration statement relating to the resale of all the shares of common stock issuable upon exercise of the warrants. A shelf registration statement relating to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes and exercise of the warrants became effective on August 3, 2007.

In addition to the warrants issued in connection with our sale of notes in February 2007, we had the following common stock purchase warrants outstanding as of December 31, 2007:

•	warrants to purchase 119,234 shares of common stock at $22.00 per share, expiring on June 23, 2008;

•	warrants to purchase 443,931 shares of common stock at $25.00 per share, expiring on September 19, 2008; and

•	warrants to purchase 356,730 shares of common stock at $32.50 per share, expiring on February 11, 2009.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $61.1 million at December 31, 2007 will be sufficient to fund our operations through the third quarter of 2009. Our current operating plan assumes that we will pay the interest on our convertible senior notes in shares of our common stock. Our current operating plan does not include expenses for the commercial infrastructure and personnel necessary for us to launch Cloretazine® (VNP40101M) as a product for the treatment of AML in the United States, if and when we receive regulatory approval to do so from the FDA. We will have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.

Our current plan of operations and cash requirements may vary materially from planned estimates due to results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. Based on these and other factors, we may change our plan of operations and re-allocate our resources to or from certain drug development programs, or terminate or delay drug development programs.

Unless we have a product that is generating significant revenues or we generate cash from other sources, we will need to raise substantial capital to complete our product development and clinical trials, and to fund operations beyond the third quarter of 2009. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
7.75% convertible notes due February 2012(1)	$60,000	$—	$—	$60,000	$—
Interest expense on convertible notes(1)	19,181	4,650	9,300	5,231	—
Operating leases(2)	988	339	649	—	—
Employment agreement(2)	412	412	—	—	—
Research and development commitment(3)	50	50	—	—	—
Purchase obligations(4)	495	495	—	—	—
Total	$81,126	$5,946	$9,949	$65,231	$—

(1)	See Note 5 to Item 8 to this Annual Report on Form 10-K.
(2)	See Note 10 to Item 8 to this Annual Report on Form 10-K.
(3)	See Note 3 to Item 8 to this Annual Report on Form 10-K.
(4)	Purchase obligations include commitments related to contract drug manufacturing, and third party tests and service.

Under our license agreements described in Note 3 to Item 8 of this Annual Report on Form 10-K, we are obligated to make contingent milestone payments totaling $2,625,000 and to pay potential future royalties on commercial sales to our licensors. These contingent milestone and royalty payment obligations are not included in the above table.

In the event of termination, certain of our agreements require that we pay cancellation fees and reimburse noncancellable commitments that may have been entered into on our behalf. These potential cancellation fees are not included in the above table.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, including changes to interest rates associated with our cash equivalents and foreign currency exchange rates.

Our cash equivalents are highly liquid investments in money market funds and U.S. government securities. These financial instruments are subject to interest rate risk and, as such, our interest income is sensitive to changes in interest rates. However, the conservative nature of our investments, which are held for purposes other than trading, mitigates our interest rate exposure. The weighted-average interest rate on cash equivalents held at December 31, 2007 was approximately 4.79%. We estimate that a change of 100 basis points in interest rates would result in an increase or decrease of approximately $427,000 in our interest income for the year ending December 31, 2008.

We have contracts with a vendor outside the U.S. that are denominated in a foreign currency. To date, fluctuations in this currency have not materially impacted our results of operations. We have no derivative financial instruments. We do not believe we have material exposures to changes in foreign currency exchange rates.

Our 7.75% convertible senior notes due February 15, 2012 bear interest at a fixed rate. As such, our results of operations would not be affected by interest rate changes. We pay interest on our notes in cash or registered shares of our common stock or some combination of cash and registered shares of our common stock, in each case at our option and subject to certain restrictions. Interest payments made in stock are computed based on the fair market value of our common stock. Accordingly, the number of shares of our common stock that we may issue in payment of interest on our notes may vary depending on the closing bid price of our common stock on the interest payment date.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Vion Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2007 and for the period from May 1, 1994 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vion Pharmaceuticals, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 and the period from May 1, 1994 (inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), ‘‘Share-Based Payment.’’

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 13, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vion Pharmaceuticals, Inc.

We have audited Vion Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vion Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying ‘‘Management’s Annual Report on Internal Control over Financial Reporting’’ in Item 9A of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Vion Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vion Pharmaceuticals, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2007 and the period from May 1, 1994 (inception) to December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 13, 2008

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$61,067	$30,914
Available-for-sale securities	31	100
Accounts receivable	75	9
Prepaid expenses	263	203
Deferred issuance costs	250	—
Total current assets	61,686	31,226
Deferred issuance costs, net of current portion	780	—
Property and equipment, net	704	605
Security deposits	25	25
Total assets	$63,195	$31,856
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$3,716	$4,263
Accounts payable	1,116	1,057
Accrued payroll and payroll-related expenses	814	740
Interest payable	1,744	—
Deferred revenue	18	18
Total current liabilities	7,408	6,078
Deferred revenue, net of current portion	305	324
Convertible senior notes	54,275	—
Total liabilities	61,988	6,402
Shareholders’ equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 7,551,676 and 7,136,650 shares at December 31, 2007 and 2006, respectively	76	71
Additional paid-in capital	210,246	200,436
Accumulated other comprehensive income	31	100
Deficit accumulated during the development stage	(209,146)	(175,153)
Total shareholders’ equity	1,207	25,454
Total liabilities and shareholders’ equity	$63,195	$31,856

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended December 31,			For the Period from May 1, 1994 (Inception) through December 31, 2007
(In thousands, except share and per share data)	2007	2006	2005
Revenues:
Technology license fees	$66	$22	$22	$4,597
Research and laboratory support fees	—	—	1	5,932
Contract research grants	—	—	—	2,501
Total revenues	66	22	23	$13,030
Operating expenses:
Clinical trials	13,627	13,070	9,996	73,205
Other research and development	10,571	8,414	6,609	92,600
Total research and development	24,198	21,484	16,605	165,805
Marketing, general and administrative	8,429	5,787	3,239	45,164
Total operating expenses	32,627	27,271	19,844	210,969
Loss from operations	(32,561)	(27,249)	(19,821)	(197,939)
Interest income	3,390	1,994	1,828	12,632
Interest expense	(5,135)	—	(4)	(5,349)
Other expense, net	(30)	(50)	(4)	(202)
Loss before income taxes	(34,336)	(25,305)	(18,001)	(190,858)
Income tax (benefit) provision	(343)	42	40	(456)
Net loss	(33,993)	(25,347)	(18,041)	(190,402)
Preferred stock dividends and accretion	—	—	—	(18,489)
Loss applicable to common shareholders	$(33,993)	$(25,347)	$(18,041)	$(208,891)
Basic and diluted loss applicable to common shareholders per share	$(5.05)	$(3.83)	$(2.77)
Weighted-average number of shares of common stock outstanding	6,737,166	6,619,619	6,516,117

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31,			For the Period From May 1, 1994 (Inception) through December 31, 2007
(In thousands)	2007	2006	2005
Cash flows from operating activities:
Net loss	$(33,993)	$(25,347)	$(18,041)	$(190,402)
Adjustments to reconcile net loss to net cash used in operating activities —
Stock-based compensation	4,496	1,947	26	7,537
Stock issued in payment of interest	2,260	—	—	2,260
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	1,130	—	—	1,130
Depreciation and amortization	297	212	226	3,563
Loss on equipment disposals	—	—	—	12
Purchased research and development	—	—	—	4,481
Stock issued for services	—	—	—	600
Amortization of financing costs	—	—	—	346
Extension/reissuance of placement agent warrants	—	—	—	168
Changes in operating assets and liabilities —
Receivables and prepaid expenses	(126)	14	149	(337)
Other assets	—	—	—	(22)
Current liabilities	1,330	1,340	(1,331)	7,355
Deferred revenue	(19)	(18)	(18)	323
Net cash used in operating activities	(24,625)	(21,852)	(18,989)	(162,986)
Cash flows from investing activities:
Acquisition of equipment	(396)	(111)	(417)	(3,335)
Purchases of marketable securities	—	—	—	(321,052)
Maturities of marketable securities	—	—	—	321,052
Net cash used in investing activities	(396)	(111)	(417)	(3,335)
Cash flows from financing activities:
Net proceeds from placement of notes and warrants	55,151	—	—	55,151
Net proceeds from issuance of common stock	23	115	30,439	112,369
Net proceeds from initial public offering	—	—	—	9,696
Net proceeds from issuance of preferred stock	—	—	—	20,716
Net proceeds from exercise of warrants	—	—	—	30,669
Repayment of equipment capital leases	—	—	—	(927)
Other financing activities, net	—	—	—	(286)
Net cash provided by financing activities	55,174	115	30,439	227,388
Change in cash and cash equivalents	30,153	(21,848)	11,033	61,067
Cash and cash equivalents, beginning of period	30,914	52,762	41,729	—
Cash and cash equivalents, end of period	$61,067	$30,914	$52,762	$61,067
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$—	$4	$216
Cash paid for taxes	$13	$69	$43	$149

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
For the Three Years Ended December 31, 2007

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
BALANCE AT DECEMBER 31, 2004	5,586,031	$56	$167,924	$—	$—	$(131,765)	$36,215
Direct offering – January 2005	1,000,000	10	30,184				30,194
Restricted stock awards	7,761	—	159	(159)			—
Amortization of deferred compensation				26			26
Exercise of stock options	21,780	—	204				204
Issuances under employee benefit plan	2,217	—	41				41
Net loss and comprehensive loss						(18,041)	(18,041)
BALANCE AT DECEMBER 31, 2005	6,617,789	$66	$198,512	$(133)	$—	$(149,806)	$48,639
Stock-based compensation expense			1,947				1,947
Restricted stock awards, net	502,454	5	(5)				—
Reversal of deferred compensation			(133)	133			—
Exercise of stock options	12,527	—	69				69
Issuances under employee benefit plan	3,880		46				46
Change in net unrealized gains and losses					100		100
Net loss						(25,347)	(25,347)
Comprehensive loss							(25,247)
BALANCE AT DECEMBER 31, 2006	7,136,650	$71	$200,436	$—	$100	$(175,153)	$25,454
Stock-based compensation expense			4,496				4,496
Restricted stock awards	157,713	2	(2)				—
Issuances under employee benefit plan	3,393	—	23				23
Issuance of warrants – February 2007			3,036				3,036
Issuance for interest payment	253,920	3	2,257				2,260
Change in net unrealized gains and losses					(69)		(69)
Net loss						(33,993)	(33,993)
Comprehensive loss							(34,062)
BALANCE AT DECEMBER 31, 2007	7,551,676	$76	$210,246	$—	$31	$(209,146)	$1,207

See Notes to Consolidated Financial Statements

Vion Pharmacuticals, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From the Period from May 1, 1994 (Inception) through December 31, 2004

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock – July and August 1994					285,255	$3		$26		$(21)	$8
Reverse acquisition of MelaRx Pharmaceuticals, Inc. – April 1995					200,000	2		4,318			4,320
Shares repurchased pursuant to employment agreements – 1995					(27,486)	—		(3)		2	(1)
Private placement of common stock – April 1995					7,635	—		205			205
Warrants issued with bridge notes – April 1995								200			200
Initial public offering of Unit Purchase Options – August and September 1995					287,500	3		9,693			9,696
Public offering of common stock – August 2001					250,000	3		11,408			11,411
Private placement – June 2003					384,615	4		4,470			4,474
Private placement – September 2003					647,500	6		10,399			10,405
Private placement – February 2004					1,355,385	14		32,913			32,927
Class A convertible preferred stock –
Issuance – 1996	1,250,000	13						22,890		(11,371)	11,532
Dividend – 1996	21,998	—						256		(256)	—
Dividend – 1997	47,592	—						623		(623)	—
Dividend – 1998	34,005	—						329		(329)	—
Dividend – 1999	26,150	—						385		(385)	—
Dividend – 2000	5,279	—						248		(248)	—
Conversion – 1996	(164,970)	(1)			45,825	—		1			—
Conversion – 1997	(396,988)	(4)			110,275	1		3			—
Conversion – 1998	(174,981)	(2)			48,606	—		2			—
Conversion – 1999	(144,612)	(1)			40,171	—		1			—
Conversion – 2000	(502,928)	(5)			139,704	1		4			—
Redemption – 2000	(545)	—						(5)			(5)
Issuances of common stock –
1995					125	—		1			1
1996					2,942	—		104			104
1997					59,834	1		3,469			3,470
1999					342,574	3		14,986			14,989
Issuances under employee benefit plan –
2001					1,019	—		62			62
2002					2,510	—		38			38
2003					4,118	—		14			14
2004					669	—		9			9

See Notes to Consolidated Financial Statements

Vion Pharmacuticals, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders’ Equity
From the Period from May 1, 1994 (Inception) through December 31, 2004 (continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount
Class B convertible preferred stock –
Issuance – 1997			4,850	$—				$4,852		$(370)	$4,482
Conversion – 1997			(258)	—	6,464	$—		—			—
Conversion – 1998			(4,592)	—	120,518	1		(1)			—
Accretion of dividends payable – 1997 and 1998								425		(425)	—
Premium on conversion dividend – 1998					58,590	1		2,049		(2,049)	1
Series 1998 convertible preferred stock –
Discount – 1998								1,597		(1,597)	—
Accretion – 1998										(151)	(151)
Accretion – 1999										(325)	(325)
Accretion – 2000										(358)	(358)
Conversion – 2000					150,702	2		5,536			5,538
Extension/reissuance of underwriter warrants – 1997								168			168
Exercise of warrants –
1997					24	—		—			—
1998					1,627	—		11			11
1999					2,630	—					—
2000					437,106	4		23,310			23,314
2001					401	—		14			14
2004					298,757	3		7,338			7,341
Issuance in exchange for cancellation of warrants –
1998					179,295	2		(45)			(43)
1999					10	—					—
Exercise of stock options –
1997					5,000	—		20			20
1998					3,275	—		120			120
1999					47,089	1	(196)	654		(40)	419
2000					65,041	1		2,874			2,875
2001					19,153	—		779			779
2002					1,039	—		32			32
2003					555	—		3			3
2004					3,545	—		71			71
Retirement of treasury stock					(3,566)	—	196			(196)	—
Stock-based compensation expense								1,068	$(190)		878
Amortization of deferred compensation									190		190
Net loss and comprehensive loss										(113,023)	(113,023)
BALANCE AT DECEMBER 31, 2004	—	$ —	—	$ —	5,586,031	$56	$—	$167,924	$—	$(131,765)	$36,215

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.    The Company

Vion Pharmaceuticals, Inc. (the ‘‘Company’’) is a development-stage company engaged in the development of therapeutics for the treatment of cancer. The Company was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. In April 1995, the Company merged into OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. (‘‘MelaRx’’), and the Company’s name was changed to OncoRx, Inc. As the shareholders of the Company obtained a majority interest in the merged company, for accounting purposes the Company was treated as the acquirer. Therefore, the transaction was recorded as a purchase in the Company’s financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition.

In August 1995, the Company completed an initial public offering (‘‘IPO’’). In April 1996, the Company’s name was changed to Vion Pharmaceuticals, Inc.

The Company has established wholly-owned subsidiaries in the United Kingdom and Australia to act as the Company’s legal representatives for clinical trials sponsored by the Company in the European Union and Australia, respectively.

From inception (May 1, 1994) through December 31, 2007, the Company has raised net proceeds of $227.4 million through its financing activities which have included issuance of convertible senior notes, common stock, preferred stock and warrants.

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

Available-for-Sale Securities

Available-for-sale securities consist of equity securities and are carried at fair value. Unrealized holding gains and losses, net of the related income taxes, are reported as a separate component of shareholders’ equity until realized. As of December 31, 2007 and 2006, the Company’s available-for-sale securities had a cost of $0 and gross unrealized holding (losses) gains of approximately ($69,000) and $100,000 for the years ending December 31, 2007 and 2006, respectively. There have been no realized investment gains or losses incurred through December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):

	2007	2006
Office and computer equipment	$936	$728
Furniture and fixtures	286	210
Laboratory equipment	2,201	2,190
Leasehold improvements	464	403
	3,887	3,531
Accumulated depreciation and amortization	(3,183)	(2,926)
Property and equipment, net	$704	$605

Depreciation expense was approximately $297,000, $212,000 and $226,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $3.6 million for the period from May 1, 1994 (inception) through December 31, 2007.

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and the financial reporting bases of assets and liabilities, and for net operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred income tax assets to an estimated realizable value.

Revenue Recognition

Technology License Fees.    The Company has recognized revenues from fees, including non-refundable upfront fees, under license agreements (see Note 3) totaling $66,000, $22,000, $22,000 and $4.6 million for the years ended December 31, 2007, 2006 and 2005, and for the period from May 1, 1994 (inception) through December 31, 2007, respectively. Non-refundable upfront fees are recognized as revenue ratably over the performance period.

Research and Laboratory Support Fees.    The Company has recognized revenue of $5.9 million for the period from May 1, 1994 (inception) through December 31, 2007 from research and laboratory support as the services were performed. Since 2005, the Company has not received any research and laboratory support fees.

Contract Research Grants.    The Company has received grants for various research projects that provided reimbursement of certain project costs. Revenues from grants of $2.5 million have been recognized as the costs were incurred for the period from May 1, 1994 (inception) to December 31, 2007, respectively. Since 2004, the Company has not received any contract research grants.

Research and Development Expenses

The Company records research and development expenses as incurred. The Company discloses clinical trials expenses and other research and development expenses as separate components of research and development expense in its consolidated statements of operations to provide more meaningful information to investors. The classification of expenses into these components of research and development expense are based, in part, on estimates of certain costs when incurred. The effect of any change in the clinical trials expenses and other research and development expenses would be reflected in the period such determination was made.

Stock-Based Compensation

Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (‘‘SFAS 123R’’) that requires the recognition of expense related to the fair value of stock-based compensation in the Company’s consolidated financial statements. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’), and provided pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (‘‘SFAS 123’’), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (‘‘SFAS 148’’). Under APB 25, no stock-based employee compensation cost was reflected in reported net loss when options granted to employees had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

The Company adopted SFAS 123R using the modified prospective method and as such the consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

For additional disclosures regarding stock-based compensation, see Note 7.

Other Expense

Other expense of $30,000, $50,000, $4,000 and $202,000 for the years ended December 31, 2007, 2006 and 2005, and for the period from May 1, 1994 (inception) through December 31, 2007, respectively, represents foreign currency transaction losses related to contracts that are denominated in a foreign currency with a vendor outside the U.S.

Per Share Data

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	2007	2006	2005
Net loss	$(33,993)	$(25,347)	$(18,041)
Weighted-average number of shares of common stock outstanding	6,737	6,620	6,516
Basic and diluted loss per share	$(5.05)	$(3.83)	$(2.77)

As the Company has generated net loss in the periods presented, there is no dilutive per share calculation and therefore options outstanding, warrants outstanding and unvested restricted shares of common stock have been excluded from the per share computations presented. For additional disclosures regarding warrants, see Note 6. For additional disclosures regarding stock options and restricted stock, see Note 7.

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (‘‘OCI’’). OCI includes certain changes in stockholders’ equity that are excluded from net loss. Specifically, the Company includes in OCI any unrealized gains and losses on its available-for-sale securities. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005 has been reflected in the consolidated statements of changes in shareholders’ equity.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (‘‘SFAS 157’’) which is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company does not expect the adoption of SFAS 157 to have a material impact on its results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (‘‘SFAS 159’’). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations, financial position and cash flows.

In June 2007, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities (‘‘EITF No. 07-3’’). The consensus reached on EITF No. 07-3, which was ratified by the FASB on June 27, 2007, requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities, and to recognize those payments as goods and services are delivered. The Company will be required to assess on an ongoing basis whether or not the goods or services will be delivered, and to expense the nonrefundable advance payments immediately if it determines that delivery is unlikely. EITF No. 07-3 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of EITF No. 07-3 to have a material impact on its results of operations, financial position and cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

3.    License Agreements

License Agreements with Yale University

The Company licenses various compounds from Yale University (‘‘Yale’’), including Cloretazine® (VNP40101M) and Triapine®, which were developed by the laboratory of Dr. Sartorelli, one of the Company’s directors, through research funded in part by the Company. The license agreements with Yale grant the Company exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications relating to its primary product candidates as described below. Each license agreement requires the Company to pay royalties and, in some cases, milestone payments to Yale. The licenses may be terminated by Yale in the event of default by the Company with respect to certain financial or other obligations, subject to certain cure periods. Under the license agreements, the Company is also required to defend and indemnify Yale for any damages arising out of use or sale of licensed products by the Company or its sublicensees.

Subsequent to entering into a license agreement with Yale in August 1994, described below, which covers Cloretazine® (VNP40101M) and other compounds, the Company has paid approximately $10.7 million through December 31, 2007 to fund certain research at Yale. The Company has agreed to pay an additional $50,000 to support research activities during the first quarter of 2008.

License Agreement with Yale University — September 1990.    Under this agreement, the Company has an exclusive license to a synthetic form of melanin named MELASYN®. The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 24 years from 1990 (i.e. through 2014). Under the terms of the amended license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues. Through December 31, 2007, the Company has paid or accrued royalties to Yale of $83,000 under this agreement.

The Company has entered into non-exclusive sublicense agreements for MELASYN® with Johnson and Johnson Consumer Companies, Inc. and another sublicensee. The terms of these agreements do not include any upfront or milestone payments. If products including the Company’s technology are developed, the Company will receive a royalty based on a percentage of sales in countries where it has issued patents.

License Agreement with Yale University — August 1994.    Under this agreement, the Company has a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. The patents and patent applications under this amended license cover Cloretazine® (VNP40101M) and other sulfonylhydrazine compounds, Triapine® and ß-L-Fd4C (elvucitabine). The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years from 1994 (i.e. through 2011).

Pursuant to the original agreement in 1994, the Company issued to Yale 15,930 shares of the Company’s common stock and made a payment of $50,000. Pursuant to an amendment to this agreement in 1997, certain amounts payable by the Company under the original agreement were reduced in exchange for 10,000 additional shares of its common stock issued to Yale valued at $600,000. Under the terms of the amended license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues and, with regard to several patents, potential milestones totaling $850,000 based on the status of clinical trials and/or regulatory approvals. Through December 31, 2007, the Company has paid royalties to Yale of $107,000 under this agreement.

The Company has granted a sublicense for ß-L-Fd4C (elvucitabine) to a sublicensee. Under the terms of the sublicense agreement, the Company received common stock reflected as available-for-sale securities in its consolidated balance sheet and will receive milestone payments and royalties based on product revenue, when and if a product including the licensed technology is developed and commercialized. The Company has also granted a sublicense to Beijing Pason Pharmaceuticals, Inc. (‘‘Pason’’) granting them the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao (the ‘‘Territory’’). Under the terms of the sublicense agreement, the Company received an upfront payment of $500,000 and is entitled to receive potential milestone payments of $4.75 million and potential license fees based on a percentage of Triapine® revenues in the Pason Territory. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company is recognizing revenue of approximately $400,000, which represents the initial payment received from Pason net of royalties paid to Yale, over the life of the agreement. The Company recognized revenue related to this agreement of approximately $18,000 for each of the years ended December 31, 2007, 2006 and 2005, and $76,000 for the period from May 1, 1994 (inception) through December 31, 2007, respectively.

License Agreements with Yale University — December 1995.    Under this agreement, the Company entered into a license agreement with Yale pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology licensed by the Company under this agreement relates to TAPET®. Pursuant to the original license agreement, the Company paid Yale a $100,000 fee. In June 1997, pursuant to an amendment to this license agreement, Yale agreed to reduce certain royalties payable on sublicense income and make certain other amendments to the license in exchange for 5,000 shares of the Company’s common stock issued to Yale. The Company has another license agreement with Yale pursuant to which the Company has a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin. Under these licensing agreements, Yale is entitled to potential milestone payments totaling $1,000,000 based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues. Through December 31, 2007, no amounts have been paid or are due under these amended license agreements.

Other License Agreement

License Agreement with Austrian Inventors and Austria Wirtschaftsservice Gesellschaft m.b.H. — June 2005.    Under this agreement, the Company has an exclusive license for hydrazones with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. The Company has recorded as research and development expense a payment of $25,000 in 2003 for the license option and an additional payment of $37,500 in 2005 to enter into the license. Under this license agreement, the licensors are entitled to potential milestone payments totaling $775,000 based on the progress of product development and pay royalties based on product revenues. Through December 31, 2007, no amounts have been paid or are due under this license agreement.

4.    Accrued Expenses

The following is a summary of accrued expenses as of December 31 (in thousands):

	2007	2006
Clinical trials	$2,827	$3,633
Professional fees	221	247
Gift to Yale	50	50
Other	618	333
Total Accrued Expenses	$3,716	$4,263

5.    Convertible Senior Notes and Warrants

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 (the ‘‘Notes’’) and warrants to purchase up to an additional 780,000 shares of its common stock. The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations.

The Notes are convertible into shares of the Company’s common stock at the option of the note holders prior to the close of business on February 15, 2012, at a current conversion rate of 52.0833 shares of common stock per $1,000 principal amount of Notes, which is equivalent to a conversion price of approximately $19.20 per share. The conversion price is subject to adjustment under certain circumstances. If the Notes are called for redemption, the note holders will be entitled to convert the Notes at any time before the close of business on the date immediately preceding the date fixed for redemption. On or after February 15, 2010, the Company has the right to redeem some or all of the Notes for cash at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest to, but not including, the    redemption date. Upon certain fundamental changes, holders of Notes will have the right, subject to various conditions and restrictions, to require the Company to repurchase their Notes, in whole or in part, at 100% of the principal amount, plus accrued and unpaid interest up to, but not including, the repurchase date.

The warrants are exercisable into shares of the Company’s common stock at the option of the warrant holders prior to the close of business on February 15, 2010, at a current exercise price of $20.00 per share. Upon 30 days written notice, the Company may redeem the warrants, in whole or in part, at a price of $0.01 per warrant; provided that, the last sales price of the Company’s common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period ending three days before the Company sends the notice of redemption; and provided further that, at all times during such 30-consecutive trading day period there is an effective registration statement relating to the resale of all of the shares of common stock issuable to warrant holders upon exercise of the warrants.

A shelf registration statement covering the resale of the shares of common stock underlying the Notes and warrants by the investors and the issuance of shares of common stock to pay interest and make-whole amounts on such Notes was declared effective by the SEC on August 3, 2007.

The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and warrants. The Notes were recorded in the consolidated financial statements at an initial carrying value of approximately $53.4 million, which represented the principal amount of the Notes of $60 million less the original issue discount (‘‘OID’’) of $3.6 million given to the initial purchaser of the Notes and the proceeds of approximately $3.0 million allocated to the warrants based on their relative fair value. Deferred issuance costs of approximately $1.2 million were also recorded in the consolidated financial statements. The deferred issuance costs, OID and assigned warrant value are being amortized as a component of interest expense using the effective interest method over the five-year term of the Notes. For the year ended December 31, 2007, the Company incurred interest expense of $5.1 million, which included amortization expense of $1.1 million related to the costs and discounts incurred in connection with the issuance of the Notes and warrants. The Company issued 253,920 shares of its common stock in payment of interest on August 15, 2007.

6.    Shareholders’ Equity

Preferred and Common Stock

On February 20, 2008, the Company effected a one-for-ten reverse split of all outstanding shares of its common stock and a corresponding decrease in the number of shares of authorized common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the reverse stock split. Stockholders’ equity as of December 31, 2007 and 2006 reflects the reverse stock split by reclassifying from ‘‘Common Stock’’ to ‘‘Additional Paid-In Capital’’ an amount equal to the change in par value for the decrease in the number of shares of outstanding common stock resulting from the reverse stock split.

As of December 31, 2007, the Company had 5,000,000 authorized shares of preferred stock, of which none were issued and outstanding, and 30,000,000 shares of authorized shares of common stock, of which 7,551,676 were issued and outstanding.

The Company has reserved an aggregate of 3,124,998 shares of common stock for possible future issuance upon the conversion of its outstanding convertible notes (see Note 5), 1,699,897 shares of common stock upon the exercise of outstanding warrants (see below), 806,413 shares of common stock for future grants of stock awards and upon exercise of stock options granted under its equity incentive plans, and 30,424 shares of common stock for issuance under its employee stock purchase plan (see Note 7).

Warrants

A summary of the outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2007 is as follows:

Warrants issued in connection with a	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Warrants	Exercise Price Per Share of Outstanding Warrants	Expiration Date
Private equity placement – June 2003	119,234	$22.00	6/23/2008
Private equity placement – September 2003	443,931	$25.00	9/19/2008
Private equity placement – February 2004	356,730	$32.50	2/11/2009
Private debt placement – February 2007	780,000	$20.00	2/15/2010
Total	1,699,895

Registered Direct Offering of Common Stock — January 2005

In January 2005, the Company received net proceeds of $30.2 million from a registered direct offering of 1,000,000 shares of its common stock at $32.50 per share.

7.    Stock-Based Compensation

The Company incurs stock-based compensation costs in connection with the following equity compensation plans:

2005 Stock Incentive Plan.    The amended plan provides for the issuance of up to 1,054,956 shares of common stock for a range of awards. As of December 31, 2007, there were 387,028 shares of common stock available for award. To date, the Company has made awards of restricted stock only under the plan. The Company generally issues new shares for awards of restricted shares. No award may be made under the plan after October 25, 2015. Awards vest according to time-based and performance-based criteria. Awards which are not vested expire immediately upon termination of service.

Employee Stock Purchase Plan.    A total of 45,000 shares of common stock are authorized for issuance under the plan of which 14,575 shares have been issued through December 31, 2007.

Stock Option Plans.    As of December 31, 2007, the Company had stock options outstanding to purchase 419,384 shares of common stock under its following stock option plans: (i) the 2003 Stock Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for award under these plans. The last stock option award was made in October 2005. The options outstanding will continue to vest through October 2009 in annual installments on the first, second, third and fourth anniversary of the date of grant, or earlier upon a Change of Control as defined in the plans. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service, if vested. Incentive options which are not vested expire immediately upon termination of service. The Company generally issues new shares upon exercise of options.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense of $4.5 million, $1.9 million and $27,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with SFAS 123R that requires the recognition of expense related to the fair value of stock-based compensation in the Company’s consolidated financial statements. Stock-based compensation expense has been recognized using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows the pro forma net loss and loss per share as if the Company had accounted for stock-based compensation expense under the fair value method prescribed by SFAS 123 for the year ended December 31, 2005 and the period from inception through December 31, 2005 (in thousands, except per share amounts):

	2005	From Inception (May 1, 1994) to December 31, 2005
Reported net loss	$(18,041)	$(131,062)
Add: Stock-based compensation expense included in reported net loss	27	795
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(1,705)	(22,707)
Pro forma net loss	(19,719)	(152,974)
Pro forma preferred stock dividend and accretion	—	(18,489)
Pro forma loss applicable to common shareholders	$(19,719)	$(171,463)
Reported basic and diluted loss per share	$(2.77)
Pro forma basic and diluted loss per share	$(3.03)

Restricted Stock

The Company recognized net compensation expense for restricted stock of $4.2 million, $1.3 million and $27,000 for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock awards of 651,360 shares. That cost is expected to be recognized ratably over the vesting period of the awards through January 2010.

A summary of the activity for non-vested restricted stock is as follows:

	2007		2006	2005
	Number of Shares (in 000’s)	Weighted- Average Grant Date Fair Value	Number of Shares (in 000’s)	Number of Shares (in 000’s)
Nonvested restricted stock at beginning of year	500	$14.90	7	—
Shares granted	157	14.80	510	7
Shares vested	(6)	13.50	(9)	—
Shares forfeited	—	—	(8)	—
Nonvested restricted stock at end of year	651	$14.90	500	7
Weighted-average fair value of shares granted		$14.80	$15.00	$20.50

The estimated fair value of restricted shares vested during 2007, 2006 and 2005 was $92,000, $198,000 and $0, respectively.

An initial restricted stock grant is made to a non-employee director upon initial appointment or election to the board which shares will vest in three equal annual installments on the anniversary of the grant date or upon a Change in Control, as defined in the plan. Further, on the first trading day following each annual stockholder meeting, each eligible director will receive an automatic grant of restricted stock which shares will fully vest one year after the date of each grant or upon a Change in Control. Restricted stock grants to directors totaled 11,380 shares, 9,120 shares and 7,761 shares in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

A total of 45,000 shares of common stock are authorized for issuance under the Company’s employee stock purchase plan. The plan permits eligible employees to purchase up to 200 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. In 2007, 2006 and 2005, 3,392, 3,880 and 2,217 shares, respectively, were issued under the plan. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $4,000 and $8,000, respectively, for issuances under the plan.

Stock Options

The Company recognized compensation expense related to stock options of $263,000 and $611,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $286,000 of unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized on a straight-line basis over the service period of the entire awards through October 31, 2009. The amount of stock-based compensation recognized during a period is based on the fair value of the portion of the awards that vests during the period and has been reduced for estimated forfeitures. The Company has applied an annual forfeiture rate of 0.8% to all unvested options as of December 31, 2007 based on an analysis of the Company’s historical forfeitures. This forfeiture     rate is re-evaluated quarterly and adjusted, as necessary. The actual expense recognized over the vesting period is only for those shares that vest.

Option Grant-Date Fair Value

The stock-based compensation expense for option plans recognized under SFAS 123R, and disclosed on a pro forma basis as required under SFAS 123, was determined using the Black-Scholes option valuation model using the following estimated weighted-average assumptions for the year ended December 31, 2005.

2005
Options granted	8,200
Weighted-average exercise price	$22.40
Weighted-average grant date fair value	$12.20
Assumptions:
Risk-free interest rate(1)	3.91%
Expected volatility(2)	54%
Expected term (in years)(3)	5.80
Expected dividend yield(4)	—

(1)	Risk-free interest rate – The yield on the zero-coupon U.S. Treasury securities for the period that is commensurate with the expected term assumption was used as the risk-free interest rate.
(2)	Expected volatility – The Company is responsible for estimating volatility and considered a number of factors when volatility was estimated. The Company has used historical volatility to estimate the grant-date fair value of stock options. The Company believes that past stock price volatility is likely to be indicative of future stock price behavior.
(3)	Expected term – The Company used historical employee exercise and option expiration data to estimate the expected term assumption for the Black-Scholes grant-date valuation. The Company believes that this historical data was the best estimate of the expected term of the options and that generally all groups of employees exhibit similar exercise behavior.
(4)	Expected dividend yield – The Company has never paid dividends on its common stock. The Company does not anticipate paying cash dividends in the foreseeable future. Accordingly, the expected dividend yield assumption was 0%.

Stock Option Activity

A summary of the activity under the Company’s stock option plans is as follows:

	2007				2006		2005
	Options (in 000’s)	Weighted− Average Exercise Price	Weighted− Average Remaining Life (Years)	Aggregate Intrinsic Value (in 000’s)	Options (in 000’s)	Weighted− Average Exercise Price	Options (in 000’s)	Weighted− Average Exercise Price
Outstanding at beginning of year	423	$47.34			493	$48.09	517	$46.83
Granted	—	—			—	—	8	22.41
Exercised	—	—			(13)	5.50	(22)	9.37
Forfeited	(2)	$42.16			(2)	33.43	(1)	39.12
Expired	(2)	$42.17			(55)	63.98	(9)	47.60
Outstanding at end of year	419	$47.39	3.62	$3	423	$47.34	493	$48.09
Vested or expected to vest at end of year	419	$47.39	3.62	$3
Exercisable at end of year	407	$47.51	3.52	$3

The intrinsic value of options exercised during 2006 and 2005 was $194,000 and $337,000, respectively. The estimated fair value of option shares vested during 2007, 2006 and 2005 was $335,000, $898,000 and $1.9 million, respectively.

The following table presents weighted-average price and life information about significant option groups outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares (in 000’s)	Weighted− Average Remaining Life (Years)	Weighted− Average Exercise Price	Number of Shares (in 000’s)	Weighted− Average Exercise Price
$3.60 – $17.87	95	4.98	$9.66	95	$9.66
$17.88 – $35.74	14	4.01	$24.36	12	$24.53
$35.75 – $53.62	178	4.35	$45.83	168	$45.79
$53.63 – $71.50	81	1.09	$58.05	81	$58.05
$71.51 – $89.37	24	2.78	$73.96	24	$73.96
$89.38 – $107.25	1	2.37	$98.75	1	$98.75
$107.26 – $142.99	3	2.82	$122.50	3	$122.50
$143.00 – $160.87	22	2.04	$148.75	22	$148.75
$160.88 – $178.75	1	2.76	$178.75	1	$178.75
	419	3.62	$47.39	407	$47.51

Under the provisions of the option plans, automatic grants of non-qualified stock options to purchase shares of common stock were made through June 2005 to directors of the Company who were not employees or principal stockholders. The exercise price for each share subject to a director option was equal to the fair market value of the common stock on the date of grant. Director options vested after one year under the 2003 Plan and two years under the 1993 Plan, or earlier upon a Change of Control, as defined in the plans. Generally, director options will expire the earlier of: (i) 10 years after the date of grant, or (i) one year after termination of service as a director under the 2003 Plan or 90 days after termination of service as a director under the 1993 Plan. Stock options were granted to directors in 2005 to purchase a total of 4,000 shares.

8.    401(k) Savings Plan

The Company makes matching contributions in cash under a 401(k) Savings Plan up to an annual maximum match of $1,000 per employee. The expense for the matching contribution was $36,000, $33,000 and $24,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $289,000 for the period from May 1, 1994 (inception) through December 31, 2007.

9.    Income Taxes

At December 31, 2007, the Company has available for federal tax purposes, net operating loss carryforwards, subject to review by the Internal Revenue Service, of $163.1 million and general business tax credit carryforwards of $16.0 million expiring in 2010 through 2027. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax bases resulting from the merger described in Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company.

For the year ended December 31, 2007, the Company recorded a state tax benefit of approximately $343,000 which included proceeds of $355,000 received from the sale of certain research and development tax credits to the State of Connecticut. For the years ended December 31, 2006 and 2005, the Company recorded approximately $42,000 and $40,000, respectively, related to state capital taxes. Except for the provisions recorded for state capital taxes and the benefits recorded for sales of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses.

The components of deferred income tax assets are as follows (in thousands):

	December 31,
	2007	2006
Operating loss carryforwards	$63,535	$55,280
General business tax credit carryforwards	15,963	11,404
AMT tax credit carryforwards	10	10
Contributions	414	434
Compensation related	2,352	730
Other	320	328
Deferred income tax asset	82,594	68,186
Deferred income tax liability	—	—
	82,594	68,186
Valuation allowance	(82,594)	(68,186)
Deferred income tax asset, net	$—	$—

The Company has provided a full valuation allowance for its deferred tax asset due to historical losses since inception. The valuation allowance increased by $14.4 million and $18.3 million during 2007 and 2006, respectively.

In 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109.’’ FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes.’’ FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. The Company adopted FIN 48, as required, effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position or results of operations.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as income tax returns in Connecticut and foreign jurisdictions. With limited exceptions, and due to the impact of net operating loss and other credit carryforwards, the Company may effectively be subject to U.S. federal and Connecticut state income tax examinations for periods beginning in 1993. The Company’s foreign affiliates are subject to examination by tax authorities for periods beginning in 2004.

The Company recognizes accrued interest and penalties related to unrecognized taxes as additional tax expense. During the three years ended December 31, 2007, the Company did not recognize any such interest and penalties.

10.    Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for its facility and its laboratory and office equipment expiring through 2010. Rental expense for the facility lease is recognized on a straight-line basis. Rental expense for operating leases was approximately $311,000, $261,000 and $344,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and $3.3 million for the period from May 1, 1994 (inception) through December 31, 2007. As of December 31, 2007, future minimum lease payments remaining under non-cancelable operating lease agreements with initial terms in excess of one year are $339,000 for 2008, $347,000 for 2009, and $302,000 for 2010.

Agreements

Under the terms of an employment agreement, as amended, with the Company’s Chief Executive Officer ‘‘CEO’’), in the event that his employment is terminated by the Company for any reason other than cause or disability, or if he terminates for good reason, as defined in the agreement, the Company is obligated to pay him an amount equal to (a) two times his current base salary, (b) two times his average annual bonus for the prior two years, (c) two times the annual amounts for his personal insurance policies, to pay his deferred 2007 bonus, and to continue payment of certain insurance costs on his behalf for a period of two years.

The Company has entered into severance agreements with its officers pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a ‘‘change of control,’’ as defined in the agreement. Specifically, the officer would be entitled to a lump sum severance payment equal to the sum of twelve months of the officer’s monthly base salary plus the average of the last two cash bonus payments made to the officer, and to the continuation of group health insurance benefits for up to eighteen months. The foregoing amounts are not payable if termination of the officer is because of the officer’s death, by the Company for cause, or by the officer other than for good reason.

A former director of the Company is a party to a Consulting and Finder’s Agreement with the Company dated June 4, 1992, and amended February 17, 1995. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology related to TAPET® licensed pursuant to the Company’s December 1995 license agreement with Yale (see Note 3), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director’s death until the $3 million has been paid. Through December 31, 2007, no amounts are due or have been paid under this agreement.

The Company has various commitments relating to its research and license agreements (see Note 3).

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically clinical sites, suppliers and business partners. Pursuant to these agreements, we generally indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our product candidates, or with any U.S patent or any copyright or other intellectual property infringement claim by any third party with respect to products. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. We have no liabilities recorded for costs associated with these agreements as of December 31, 2007.

11.    Related Party Transactions

The Company licenses various compounds from Yale University (‘‘Yale’’), including Cloretazine® (VNP40101M) and Triapine®, which were developed by the laboratory of Dr. Sartorelli, one of the Company’s directors, through research funded in part by the Company’s gifts. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company has recorded these gifts of $200,000, $0 and $200,000 for the years ended December 31, 2007, 2006 and 2005, respectively, as research and development expense.

Mr. Bickerstaff, one of the Company’s directors, is a principal of CRT Capital Group LLC (‘‘CRT’’), which was the initial purchaser of the Company’s 7.75% convertible senior notes and warrants in a private placement in February 2007 (see Note 5). CRT received a purchase discount of $3.6 million which represented 6% of the $60 million principal amount of the notes.

12.    Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	Quarter
2007	First	Second	Third	Fourth	Year
Revenues	$5	$5	$6	$50	$66
Net loss	(7,955)	(8,842)	(9,037)	(8,159)	(33,993)
Basic and diluted loss per share	(1.20)	(1.33)	(1.33)	(1.18)	(5.05)

	Quarter
2006	First	Second	Third	Fourth	Year
Revenues	$9	$1	$6	$6	$22
Net loss	(5,971)	(6,933)	(6,342)	(6,101)	(25,347)
Basic and diluted loss per share	(0.90)	(1.05)	(0.96)	(0.92)	(3.83)

13.    Subsequent Event (Unaudited)

On February 20, 2008, the Company effected a one-for-ten reverse split of all outstanding shares of its common stock and a corresponding decrease in the number of shares of authorized common stock. As of that date, each ten of its shares were automatically combined, converted and exchanged into one share of its common stock. No fractional shares were issued as a result of the reverse split. Instead, the Company will pay cash in lieu of fractional shares based on the closing sales price of its common stock on the business day immediately preceding the effective date of the reverse split as reported on the Nasdaq Capital MarketSM. All share and per share amounts included in the consolidated financial statements and footnotes are provided on a post-reverse stock split basis. Stockholders’ equity as of December 31, 2007 and 2006 reflects the reverse stock split by reclassifying from ‘‘Common Stock’’ to ‘‘Additional Paid-In Capital’’ an amount equal to the change in par value for the decrease in the number of shares of outstanding common stock resulting from the reverse stock split.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their review and evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective. Our independent registered public accounting firm, Ernst & Young LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on the effectiveness of our internal control over financial reporting, which is included herein.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2007 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten percent of our Common Stock were complied with except for one Form 4 for Ms. Aileen Ryan, our Vice President, Regulatory Affairs, that was filed late.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applying to our directors, officers and employees, as well as a Code of Ethics that applies to our chief executive officer and senior financial officers. The codes have been posted on our website, www.vionpharm.com.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934. The Audit Committee currently consists of three non-employee directors, Mr. Rakin, as Chairman, Mr. Miller and Mr. Willis. The Board of Directors has determined that all members of the Audit Committee are ‘‘independent,’’ as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934. Our Board of Directors has determined that Mr. Bickerstaff, who served on its Audit Committee through January 15, 2007, and Mr. Rakin, who has served on its Audit Committee since January 15, 2007, qualify as ‘‘audit committee financial experts’’ (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002).

Item 11.    Executive Compensation

Compensation Discussion and Analysis

Overview

Our executive compensation program for our Chief Executive Officer, our President and Chief Financial Officer, and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers, consists of (i) base salary and (ii) incentive compensation in the form of non-equity incentive compensation bonus awards tied to the achievement of corporate objectives and equity-based incentive compensation awards under the Vion 2005 Stock Incentive Plan. Our executive compensation program has historically included and continues to include very few perquisites. The Company’s Compensation Committee is responsible for reviewing and approving the compensation paid by us to the named executive officers.

In 2005, the Compensation Committee retained Buck Consultants, Inc. (f/k/a Mellon Consultants, LLC), an executive compensation consulting firm, to assist it in conducting an evaluation of our compensation arrangements for our senior executives, including our named executive officers, with the goal of designing our compensation arrangements to be competitive with those offered by similarly situated public companies in the pharmaceutical development industry. Our current compensation program reflects in large part the recommendations of Buck Consultants, Inc. including, in particular, our emphasis on the use of incentive-based compensation to reward the named executive officers and members of senior management for contributions to the achievement of the Company’s business, research and product development objectives, and our use of stock-based awards under our 2005 Stock Incentive Plan to provide an additional incentive for our officers and employees, including our named executive officers, and the vesting schedules we established for such awards.

Prior to the adoption of our 2005 Stock Incentive Plan, we issued options to purchase our common stock to our named executive officers and others under our 2003 Stock Option Plan, which was, together with all of our previous option plans, superseded by our 2005 Stock Incentive Plan. Our last option grant to our named executive officers under the 2003 Stock Option Plan was on December 8, 2004. To date, we have not granted any options under the 2005 Stock Incentive Plan, though we have granted restricted stock under that plan and are permitted to grant options and other stock-based awards under that plan.

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

Components of Compensation

Elements of Executive Compensation.    Except with respect to the non-equity (i.e., cash) incentive compensation bonus percentage targets set for each named executive officer as described below, the Compensation Committee does not have a specific mix of compensation components that it tries to achieve, but the intent is to make each component of total direct compensation (including base salary, annual cash bonus incentive, and long-term equity incentives) competitive with other companies of similar size and stage of development operating in our industry, while taking into account our relative performance and our own strategic goals. In making determinations on the mix and amount of executive compensation, the Compensation Committee reviews all components of the executive’s compensation, including base salary, annual cash bonuses, equity-based compensation and any other form of compensation received from the Company to ensure such compensation meets the goals of the program. As we have done in the past, in setting compensation for the year ended December 31, 2007, we used the Radford Biotechnology Survey as a basis for comparison of compensation. The Compensation Committee’s philosophy, in general, has been to set base salary and bonus levels between the 50th and 75th percentiles of compensation as reported in the Radford Biotechnology Survey. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company’s performance, are discussed below:

Base Salary.    The base salaries for the Company’s named executive officers for the year ended December 31, 2007 were established in December 2006. The Compensation Committee approved salary increases for 2007 for Mr. Kessman, Mr. Johnson, Ms. Cahill, Ms. Fitzgerald and Dr. King of 4%, 4%, 5%, 10% and 3%, respectively. Adjustments to base salaries are generally determined based upon a number of factors, including the Company’s performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee considered each of these factors but did not assign a specific value to each factor in raising base salaries for 2007. The Compensation Committee believes that base salaries for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry. While the 2007 salary increases generally reflected the increased cost of living, Ms. Fitzgerald’s increase reflected her performance in relation to expected responsibilities and results at the time of her hiring in January 2006. The Compensation Committee considered, in particular, Ms. Fitzgerald’s efforts and success in pre-commercialization marketing activities for the Company’s lead product candidate, Cloretazine® (VNP40101M).

Incentive Compensation.    At the beginning of each year, Mr. Kessman, our Chief Executive Officer, recommends, and the Compensation Committee considers, adjusts and adopts, performance criteria for the Company’s executive officers on which to base non-equity bonus compensation for the year. For 2007, the Compensation Committee adopted performance targets tied to corporate, clinical, research and development, commercial, regulatory, administrative and financial goals. In 2007, these goals were particularly focused on progressing and completing clinical trials of our lead product candidate, Cloretazine® (VNP40101M). We generally do not adjust or alter these criteria after they have been adopted. With the assistance of Mr. Kessman, the Compensation Committee determined the level of corporate attainment resulting in the following annual non-equity incentive compensation bonus payments. The targeted cash bonus to be paid based upon the achievement of all of the performance criteria will generally be between 25% and 50% of the named executive officer’s salary, as shown in the table below, with the actual amount paid as a non-equity incentive compensation cash bonus being such maximum amount prorated to reflect attainment of the performance targets. In 2007, the targets were generally only achieved in part as our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was placed on clinical hold by the FDA.

Name	Target Percentage of Base Salary	Non-Equity Incentive Compensation Paid
Alan Kessman	50%	$—	(1)
Howard B. Johnson	30%	$38,325
Ann Lee Cahill	25%	$27,059
Meghan Fitzgerald	25%	$26,575
Ivan King, Ph.D.	25%	$26,543

(1)	Mr. Kessman’s bonus of $98,568 for fiscal 2007 has been deferred.

Though the Compensation Committee awarded Mr. Kessman, our Chief Executive Officer, a cash bonus of $98,568 for 2007 (reflecting the level of attainment of target criteria and his bonus target of 50% of base salary), at Mr. Kessman’s instigation the payment of his bonus has been deferred in order to preserve cash which he and the Compensation Committee believe to be in the best interests of the Company and its stockholders. Accordingly, on February 13, 2008, the employment agreement with Alan Kessman was amended to provide that the payment of the $98,568 bonus for the 2007 fiscal year would be deferred until the earliest to occur of (i) a ‘‘change of control of the Company’’ (as defined in the employment agreement), (ii) termination of Mr. Kessman’s employment for Good Reason (as defined in the employment agreement), (iii) the receipt of NDA approval to market Cloretazine® (VNP40101M), (iv) the consummation of a debt or equity financing with primarily unaffiliated third parties in which Vion receives gross proceeds in an amount deemed to be adequate as determined by the Board in its sole discretion, and (v) such other time as is determined by the Board.

On February 19, 2008, the Compensation Committee approved the corporate performance criteria against which the Company’s 2008 bonus targets will be measured. The performance criteria for 2008, which are based on the proposals of Mr. Kessman, are tied to corporate, clinical, research and development, commercial, regulatory, administrative and financial goals with an emphasis on completing clinical trials and completing regulatory filing requirements, including in particular, an NDA for Cloretazine® (VNP40101M) for the treatment of elderly patients with de novo poor risk AML. The Company’s ability to meet the 2008 goals set forth in the performance criteria is subject to risks and uncertainties, including those described under Item 1A, ‘‘Risk Factors’’ of this Annual Report on Form 10-K.

Restricted Stock.    Our 2005 Stock Incentive Plan allows the Board of Directors or the Compensation Committee to grant stock-based awards of our common stock to executive officers and employees. Under the terms of the 2005 Stock Incentive Plan, the Board of Directors and the Compensation Committee have authority to select the executive officers and employees who will be granted stock-based awards and to determine the timing, pricing and number of shares of stock to be awarded. The only form of long-term incentive award that the Compensation Committee has granted to our named executive officers in 2007 consists of restricted shares of our common stock. The Compensation Committee believes strongly that equity-based incentive awards are an integral part of total compensation for our named executive officers each of whom has significant responsibility for the Company’s long-term results. The restricted stock provides an effective means of delivering incentive compensation while fostering stock ownership on the part of management. The restricted stock awards include vesting criteria that focus on rewarding executive officers when stockholders have likely also benefited from increases in the value of the Company and its common stock. This process serves to align the interests of named executive officers with those of stockholders. The Compensation Committee also believes that restricted stock awards motivate the named executive officers’ commitments to and successful execution of productivity, innovation, growth and business objectives aligned with shareholders’ interests. The Compensation Committee has also determined that granting certain of our named executive officers restricted stock was more attractive to executives than granting stock options because, unlike stock options, there is no money required to exercise them, and, though subject to restrictions, these awards allow the Company to issue all the shares on a current basis.

With the exception of significant promotions, new hires and/or certain special adjustments and/or circumstances, we generally make restricted stock awards at a meeting of the Compensation Committee held at the end of our fiscal year or shortly thereafter. This timing was selected because it enables us to consider the current fiscal year performance of the Company and the participants as well as the Compensation Committee’s expectations for the coming year. The Compensation Committee’s schedule is determined in advance at the beginning of each fiscal year, subject to adjustment, thus the proximity of any awards to earnings announcements or other market events is coincidental. No shares of restricted stock were granted to our executive officers, including our named executive officers, at the end of fiscal 2007. That is because on December 13, 2006, the Compensation Committee approved the award of an aggregate of 324,111 shares of restricted stock to our executive officers, which represented a significant increase over the grant of 125,722 shares of restricted stock to our executive officers in January 2006, and the Compensation Committee took the magnitude of the 2006 awards into account in determining not to make any awards at the end of 2007. The significant increase in the 2006 grants over the 2005 grants resulted from the Compensation Committee’s determination to award larger restricted stock awards with the aim of increasing employee ownership of the Company and providing added incentive to certain employees.

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation.

Through December 31, 2007, we have not paid compensation to any of our named executive officers in excess of $1,000,000, thus Section 162(m) has not limited our ability to deduct executive compensation, however the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

Perquisites; Other Compensation

We annually review any perquisites that our Chief Executive Officer and the other named executive officers may receive. In general, we do not provide our executives with many of the types of perquisites that other companies offer their executives, such as club memberships or vehicle allowances. In addition to the equity and non-equity incentive compensation described above, we provide our named executive officers with the same benefit package available to all of our salaried employees. This package includes:

•	Cafeteria plan – health and dental insurance, life insurance, disability insurance and long term care coverage (portion of costs), flexible spending pre-tax reimbursement plans for health and dependent care;

•	Participation in 401k plan, including matching contribution, and employee stock purchase plan which allows purchase of our stock at a 15% discount; and

•	Tuition reimbursement.

The named executive officers are entitled to severance in various circumstances upon a change in control as described below under ‘‘— Potential Payments Upon Termination or Change in Control.’’ In addition, we provide assistance with tax planning and compliance of up to $6,000 per annum for our Chief Executive Officer and $600 per annum for each of the other named executive officers. We have also agreed to reimburse Mr. Johnson for his commuting expenses. Pursuant to the terms of his employment agreement, we pay life and disability insurance policy premiums for Mr. Kessman.

Stock Ownership Guidelines

Though the Compensation Committee seeks to align shareholder and management interests through restricted stock awards, the Company does not have specific established stock ownership guidelines for any of its officers.

The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during the year ended December 31, 2007. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Summary Compensation Table

The following table sets forth information relating to total compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers during the two fiscal years ended December 31, 2007:

Name and Principal Position	Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation(6) ($)	All Other Compensation ($)		Total Compensation ($)
Alan Kessman	2007	$458,988	—	$1,131,830	—	—	$24,020	(7)	$1,614,838
– Chief Executive Officer(1)	2006	$445,619	—	$310,462	—	$95,000	$30,167		$881,248
Howard B. Johnson	2007	$297,440	—	$532,210	$75,458	$38,325	$219		$943,652
– President and Chief Financial Officer	2006	$286,000	—	$147,470	$175,798	$61,150	$11,433		$681,851
Ann Lee Cahill	2007	$252,000	—	$454,277	$75,787	$27,059	$1,129		$810,252
– Vice President, Clinical Development	2006	$240,000	—	$124,185	$81,008	$52,000	$1,486		$498,679
Meghan Fitzgerald	2007	$247,500	—	$355,109	—	$26,575	$1,153		$630,337
– Vice President, Chief Business Officer	2006	$219,452	—	$147,872	—	$48,000	$1,182		$416,506
Ivan King, Ph.D.	2007	$247,200	—	$283,731	$37,729	$26,543	$1,204		$596,407
– Vice President, Research and Development	2006	$240,000	—	$88,019	$57,268	$42,762	$1,886		$429,935

(1)	We are a party to an employment agreement with Mr. Kessman, described below.
(2)	Includes amounts earned but deferred at the election of the named executive officer under the Company’s qualified 401(k) Plan.
(3)	Cash bonuses to named executive officers are paid under an incentive plan and therefore are reported in the column ‘‘Non-Equity Incentive Plan Compensation.’’
(4)	Reflects compensation expense for all restricted common stock awards recognized for financial reporting purposes under SFAS 123(R) for fiscal year 2007. See the ‘‘Outstanding Equity Awards at Fiscal Year-End’’ table for a description of restricted stock awards. For information regarding our valuation of stock-based compensation, see ‘‘Critical Accounting Policies and Estimates — Stock-Based Compensation Expense’’ contained in Item 7 as well as Notes 2 and 7 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Amounts shown as compensation expense for restricted common stock awards for fiscal year 2006 have been adjusted from amounts shown in our Annual Report on Form 10-K for the year ended December 31, 2006 to reflect compensation expense for all restricted common stock awards recognized for financial reporting purposes under SFAS 123(R) for fiscal year 2006.
(5)	Reflects compensation expense for all stock option awards recognized for financial reporting purposes (exclusive of any assumptions for forfeitures) under SFAS 123(R) for fiscal year 2007. The fair values of the stock options awards were calculated using a Black-Scholes option valuation model with the assumptions listed below.

Grant Date	Risk-Free Interest Rate	Expected Life	Expected Volatility	Dividend Yield	Exercise Price
10/15/2004	3.67%	5.96 years	69%	0%	$43.10
12/8/2004	3.67%	5.96 years	69%	0%	$47.00
For information regarding our methodologies used to determine these assumptions, see Note 7 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K. Amounts shown as compensation expense for stock option awards for fiscal year 2006 have been adjusted from amounts shown in our Annual Report on Form 10-K for the year ended December 31, 2006 to reflect compensation expense for all stock option awards recognized for financial reporting purposes (exclusive of any assumptions for forfeitures) under SFAS 123(R) for fiscal year 2006.
(6)	The amounts shown in the column were earned in the fiscal year shown and paid in the following fiscal year pursuant to non-equity incentive plan compensation arrangements with our named executive officers and, in the case of our Chief Executive Officer, set forth in an employment agreement. Though the Compensation Committee awarded Mr. Kessman a non-equity bonus of $98,568 for 2007 (reflecting the level of attainment of target criteria and his 50% bonus target), at Mr. Kessman’s instigation the payment of his bonus has been deferred, and as such is not reflected in this column, in order to preserve cash which he and the Compensation Committee believed to be in the best interests of the Company and its stockholders.
(7)	Includes premiums on life and disability insurance of $23,020 and matching contribution of $1,000 to the Company’s 401(k) plan.

We entered into an employment agreement effective January 1, 2004 with Alan Kessman, our Chief Executive Officer which has been amended, most recently on February 13, 2008. The termination date of Mr. Kessman’s extended employment agreement is December 31, 2008. Pursuant to this agreement, Mr. Kessman receives a minimum base salary of $412,000 per year and is eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In addition, we pay for his personal insurance policies.

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

Grants of Plan-Based Awards

Our Compensation Committee approved awards of restricted common stock under our 2005 Stock Incentive Plan to our named executive officers as set forth in the table below during the year ended December 31, 2007.

		Estimated Future Payouts under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Grant Date Fair Value of Stock Award
Alan Kessman	3/12/2007	—	12,000	—	$204,000
Howard B. Johnson	3/12/2007	—	5,000	—	$85,000
Ann Lee Cahill	3/12/2007	—	5,000	—	$85,000
Meghan Fitzgerald	3/12/2007	—	3,500	—	$59,500
Ivan King, Ph.D.	3/12/2007	—	3,500	—	$59,500

Our 2005 Stock Incentive Plan is administered by our Compensation Committee. The objectives of the plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success. There are 1,054,956 shares of common stock authorized for awards under the plan. As of December 31, 2007, there were 387,028 shares of common stock available for grant under the plan.

The term of the 2007 restricted common stock award to each of the named executive officers is ten years from the date of the grant. The awards will vest upon the earliest of (i) January 1, 2009; (ii) the approval of an NDA to market Cloretazine® (VNP40101M); or (iii) the occurrence of a Change of Control, as defined in our 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan requires that the recipient of an award be continuously employed or otherwise provide service to us. Failure to be continuously employed or in another service relationship generally results in the forfeiture of stock not vested at the time the employment or other service relationship ends.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity award holdings held by our named executive officers at December 31, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan Kessman	2,000	—		$25.63	10/20/2008	178,666	(3,8)	$984,454
	20,090	—		$52.50	1/11/2009
	74,724	—		$57.75	1/11/2009
	5,000	—		$148.75	2/24/2010
	3,000	—		$73.75	12/5/2010
	11,478	—		$47.50	12/6/2011
	15,000	—		$5.50	7/30/2012
	8,000	—		$15.70	12/10/2013
	15,000	—		$47.00	12/8/2014
Howard B. Johnson	35,000	—		$38.80	3/18/2012	84,166	(4,8)	$463,759
	7,249	—		$5.50	7/30/2012
	6,000	—		$15.70	12/10/2013
	7,500	2,500	(1)	$47.00	12/8/2014
Ann Lee Cahill	1,500	—		$47.10	1/7/2012	71,666	(5,8)	$394,884
	2,000	—		$5.50	7/30/2012
	1,000	—		$15.70	12/10/2013
	4,125	1,375	(2)	$43.10	10/15/2014
	3,750	1,250	(1)	$47.00	12/8/2014
Meghan Fitzgerald	—	—		—	—	53,500	(6,8)	$294,785
Ivan King, Ph.D	550	—		$30.31	1/29/2008	45,166	(7,8)	$248,869
	1,400	—		$46.88	3/4/2009
	1,730	—		$60.63	5/20/2009
	6,000	—		$148.75	2/24/2010
	4,500	—		$73.75	12/5/2010
	5,358	—		$47.50	12/6/2011
	6,500	—		$5.50	7/30/2012
	4,000	—		$15.70	12/10/2013
	3,750	1,250	(1)	$47.00	12/8/2014

(1)	Options vest on December 8, 2008. This vesting schedule is accelerated in the event of a Change of Control, as defined in the Company’s 2003 Stock Option Plan.
(2)	Options vest on October 15, 2008. This vesting schedule is accelerated in the event of a Change of Control, as defined in the Company’s 2003 Stock Option Plan.
(3)	Includes the following restricted stock awards: 46,666 shares awarded on January 5, 2006 at a grant date fair value of $15.70; 120,000 shares awarded on December 13, 2006 at a grant date fair value of $13.80; and 12,000 shares awarded on March 12, 2007 at a grant date fair value of $17.00.
(4)	Includes the following restricted stock awards: 22,166 shares awarded on January 5, 2006 at a grant date fair value of $15.70; 57,000 shares awarded on December 13, 2006 at a grant date fair value of $13.80; and 5,000 shares awarded on March 12, 2007 at a grant date fair value of $17.00.

(5)	Includes the following restricted stock awards: 18,666 shares awarded on January 5, 2006 at a grant date fair value of $15.70; 48,000 shares awarded on December 13, 2006 at a grant date fair value of $13.80; and 5,000 shares awarded on March 12, 2007 at a grant date fair value of $17.00.
(6)	Includes the following restricted stock awards: 16,000 shares awarded on January 10, 2006 at a grant date fair value of $19.20; 36,000 shares awarded on December 13, 2006 at a grant date fair value of $13.80; and 3,500 shares awarded on March 12, 2007 at a grant date fair value of $17.00.
(7)	Includes the following restricted stock awards: 13,888 shares awarded on January 5, 2006 at a grant date fair value of $15.70; 27,777 shares awarded on December 13, 2006 at a grant date fair value of $13.80; and 3,500 shares awarded on March 12, 2007 at a grant date fair value of $17.00.
(8)	Restricted common stock awards vest upon the earliest of (i) December 31, 2008 (for 2006 awards) or January 1, 2009 (for 2007 awards), (ii) a Change in Control, as defined in the Company’s 2005 Stock Incentive Plan, or (iii) the Company receiving approval of an NDA to market Cloretazine® (VNP40101M).

Option Exercises and Stock Vested

During the year ended December 31, 2007, there were no exercises of stock options by our named executive officers and there were no vestings of stock (reflecting restricted common stock) for our named executive officers.

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

Potential Payments upon Termination or Change in Control

The following summaries set forth potential payments payable to our named executive officers upon termination of employment or a change in control of us under their current employment or severance agreements:

(i)    Under the terms of our employment agreement, as amended, with Mr. Kessman, in the event that his employment is terminated by us for any reason other than cause or disability, or if he terminates for good reason, we are obligated (A) to pay him an amount equal to (a) two times his current base salary, (b) two times his average annual bonus for the prior two years, (c) two times the annual amounts for his personal insurance policies and (d) his deferred 2007 bonus, and (B) to continue payment of certain insurance costs on his behalf for a period of two years. Under this employment agreement, it shall constitute ‘‘good reason’’ for Mr. Kessman terminate his employment and receive the amounts described above if there is a change in control and the Company or its successors, as the case may be, fails to agree in writing to extend the expiration date of the employment agreement to the two-year anniversary of the change of control.

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

The table below sets forth the estimated current value of payments and benefits to each of our named executive officers under the circumstances summarized above pursuant to these employment and severance agreements, as well as the value of accelerated unvested restricted stock and stock options that would immediately vest in the event of a change of control, as defined in the equity plan agreements. The amounts shown assume that the triggering events occurred on December 31, 2007 and do not include other benefits that are available to all salaried employees, such as accrued vacation.

Name	Severance	Health and Welfare Benefits Continuation	Value of Accelerated Unvested Restricted Stock(1)	Intrinsic Value of Accelerated Unvested Stock Options(2)	Total
Alan Kessman –
Change of control	$1,256,152	$75,856	$984,454	—	$2,316,462
Termination	$1,256,152	$75,856	—	—	$1,332,008
Howard B. Johnson –
Change of control	$347,178	$28,497	$463,759	—	$839,434
Ann Lee Cahill –
Change of control	$291,530	$27,059	$394,884	—	$713,472
Meghan Fitzgerald –
Change of control	$284,788	$20,766	$294,785	—	$600,339
Ivan King, Ph.D. –
Change of control	$281,853	$22,436	$248,869	—	$553,157

(1)	Value of unvested restricted stock was calculated using the closing price of our common stock on December 31, 2007 ($5.51).
(2)	As the exercise prices of the unvested stock options exceeded the closing price of our common stock on December 31, 2007 ($5.51), there was no intrinsic value of accelerated unvested stock options at December 31, 2007.

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

The following table sets forth total compensation of our non-employee directors for the fiscal year ended December 31, 2007.

Name	Fees Earned Or Paid In Cash ($)	Stock Awards(2) ($)	Total ($)
George Bickerstaff	$21,000	$13,673	$34,673
Stephen K. Carter, M.D	$21,250	$13,673	$34,923
William R. Miller	$47,250	$13,673	$60,923
Kevin Rakin(1)	$36,250	$23,510	$59,760
Alan C. Sartorelli, Ph.D	$22,750	$13,673	$36,423
Ian Williams, D. Phil.	$28,750	$22,932	$51,682
Gary K. Willis	$30,750	$13,673	$44,423

(1)	Mr. Rakin was appointed to our Board of Directors on January 15, 2007.
(2)	Represents the dollar amount recognized for financial reporting purposes for fiscal year 2007 in accordance with SFAS 123(R) for the fair value of restricted common stock awards. The awards for fiscal year 2007include: (i) 3,470 restricted common shares with a January 15, 2007 grant date fair value of $48,580 that will vest in three equal annual installments on the anniversary of the date of grant awarded to Mr. Rakin; and (ii) 1,130 restricted common shares with a June 27, 2007 grant date fair value of $12,543 that will vest on June 27, 2008 awarded to each of Mr. Bickerstaff, Dr. Carter, Mr. Miller, Mr. Rakin, Dr. Sartorelli, Dr. Williams and Mr. Willis. At December 31, 2007, the aggregate number of restricted common stock awards that have not vested was: (i) 1,130 shares for each of Mr. Bickerstaff, Dr. Carter, Mr. Miller, Dr. Sartorelli and Mr. Willis; (ii) 4,600 shares for Mr. Rakin; and (iii) 3,443 shares for Dr. Williams. At December 31, 2007, the aggregate number of shares of common stock underlying unexercised options (both exercisable and unexercisable) was: 2,000 for Mr. Bickerstaff; 8,205 for Dr. Carter; 8,722 for Mr. Miller; 12,150 for Dr. Sartorelli; and 2,000 for Mr. Willis. For information regarding our valuation of stock-based compensation, see ‘‘Critical Accounting Policies and Estimates — Stock-Based Compensation Expense’’ contained in Item 7 as well as Notes 2 and 7 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Gary Willis, Kevin Rakin and Ian Williams. Mr. Rakin and Dr. Williams have served on the Compensation Committee since January 15, 2007. Mr. Bickerstaff and Mr. Miller served on the Compensation Committee through January 15, 2007. No member of the Compensation Committee was an officer or employee of the Company during 2007 or was formerly an officer or employee of the Company. In addition, during 2007 no executive officer of the Company served as a member of another entity’s board of directors or as a member of the compensation committee of another entity (or other board committee performing equivalent functions) during 2007, which entity had an executive officer serving on the Board of Directors of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report on Form 10-K with management and, based on such review and discussion, the Compensation Committee recommends to the Board of Directors that it be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Gary K. Willis (Chair) Kevin Rakin Ian Williams, D. Phil.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of March 1, 2008 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of our Common Stock: (i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each executive officer named in the Summary Compensation Table under Item 11; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants or other convertible securities held by that person that are exercisable within 60 days of March 1, 2008. The percentage of beneficial ownership is based on 8,089,924 shares of our common stock outstanding as of March 1, 2008.

Directors and Officers	Number of Shares Beneficially Owned	Percent of Outstanding Shares of Common Stock
George Bickerstaff	10,553(1,10)	*
Stephen K. Carter, M.D	11,758(2,10)	*
William R. Miller	41,564(3,10)	*
Kevin Rakin	6,100(10)	*
Alan C. Sartorelli, Ph.D.	55,723(4,10)	*
Ian Williams. D. Phil.	5,100(10)	*
Gary K. Willis	10,553(1,10)	*
Ann Lee Cahill	84,447(5,9)	1.0%
Meghan Fitzgerald	55,500(9)	*
Howard B. Johnson	141,595(6,9)	1.7%
Alan Kessman	340,343(7,9)	4.1%
Ivan King, Ph.D.	79,511(8,9)	1.0%
All directors and executive officers as a group (16 persons)	932,610(11)	11.1%
Other Beneficial Owners
Bruce & Co., Inc. 20 N. Wacker Drive Suite 2414 Chicago, Il 60606	629,076(12)	7.2%
Meditor Group Ltd. 79 Front Street Hamilton, Bermuda Meditor Master Cobra Fund Ltd. 6 Front Street Hamilton, Bermuda	573,620(13)	6.6%
QVT Financial LP QVT Financial GP LLC 1177 Avenues of the Americas, 9th Floor New York, NY	428,891(14)	5.0%

*	Less than one percent
(1)	Includes 2,000 shares issuable upon exercise of options.
(2)	Includes 8,205 shares issuable upon exercise of options.

(3)	Includes 8,722 shares issuable upon exercise of options.
(4)	Includes 19,087 shares beneficially owned by Dr. Sartorelli’s wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also includes 12,150 shares issuable upon exercise of options.
(5)	Includes 12,375 shares issuable upon exercise of options.
(6)	Includes 55,749 shares issuable upon exercise of options.
(7)	Includes 1,275 shares held by a family trust of which Mr. Kessman is a controlling member. Also includes 154,292 shares issuable upon exercise of options.
(8)	Includes 33,238 shares issuable upon exercise of options.
(9)	Includes restricted shares of our common stock not vested as of March 1, 2008 as follows:
•	On January 5, 2006, Ms. Cahill, Mr. Johnson, Mr. Kessman and Dr. King were granted 18,666 shares, 22,166 shares, 46,666 shares and 13,888 shares of restricted stock, respectively, for their performance in 2005;
•	14,000 shares of restricted stock granted to Ms. Fitzgerald at hire on January 10, 2006;
•	On December 13, 2006, Ms. Cahill, Ms. Fitzgerald, Mr. Johnson, Mr. Kessman and Dr. King were granted 48,000 shares, 36,000 shares, 57,000 shares, 120,000 shares and 27,777 shares of restricted stock, respectively, for their performance in 2006; and
•	On March 12, 2007, Ms. Cahill, Ms. Fitzgerald, Mr. Johnson, Mr. Kessman and Dr. King were granted 5,000 shares, 3,500 shares, 5,000 shares, 12,000 shares and 3,500 shares of restricted stock, respectively.

Shares granted will vest upon the earliest of (i) December 31, 2008 (for 2006 grants) or January 1, 2009 (for 2007 grants); (ii) the approval of an NDA to market Cloretazine® (VNP40101M); or (iii) the occurrence of a Change of Control, as defined in our 2005 Stock Incentive Plan.

(10)	Includes restricted shares of our common stock not vested as of March 1, 2008 as follows:
•	On June 28, 2006, Dr. Williams received an initial grant following his election to our board of directors of 3,470 shares of restricted stock following our 2006 annual meeting of stockholders of which 2,313 shares are not yet vested;
•	On January 15, 2007, Mr. Rakin received an initial grant following his appointment to our board of directors of 3,470 shares of restricted stock of which 2,313 shares are not yet vested; and
•	On June 27, 2007, Mr. Bickerstaff, Dr. Carter, Mr. Miller, Mr. Rakin, Dr. Sartorelli, Dr. Williams and Mr. Willis each received an annual grant of 1,130 shares of restricted stock following our 2007 annual meeting of stockholders.

Annual director grants will vest (i) one year after date of grant; or (ii) upon a Change of Control, as defined in our 2005 Stock Incentive Plan. Initial director grants will vest (i) in three equal annual installments on the anniversary of the date of grant; or (ii) upon a Change of Control, as defined in our 2005 Stock Incentive Plan.

(11)	Includes 296,252 shares issuable upon exercise of options.
(12)	Based on data set forth in Schedule 13G filed with the SEC on February 15, 2008, as adjusted for our one-for-ten reverse stock split effected February 20, 2008, Bruce & Co., Inc., in its capacity as the investment manager for Bruce Ford, Inc. and other clients, has sole dispositive and voting power over 629,076 shares beneficially owned by Bruce Ford, Inc. and other clients consisting of 40,630 shares of common stock, 528,646 shares underlying convertible senior notes and 59,800 shares underlying common stock purchase warrants.
(13)	Based on data set forth in Amendment 3 to Schedule 13G filed with the SEC on February 15, 2008, as adjusted for our one-for-ten reverse stock split effected February 20, 2008, Master Cobra Fund, Ltd., an investment management client of Meditor Group Ltd., has the right to receive and the power to direct the receipt of dividends from, and the proceeds from the sale of, the securities identified therein.
(14)	Based on data set forth in Amendment 1 to Schedule 13G filed with the SEC on February 12, 2008, as adjusted for our one-for-ten reverse stock split effected February 20, 2008, of the 428,891 shares reported in such Schedule 13G: (i) 330,383 shares are beneficially owned by QVT Fund LP consisting of 19,560 shares of common stock, 240,730 shares underlying convertible senior notes and 70,093 shares underlying common stock purchase warrants; (ii) 37,246 shares are beneficially owned by Quintessence Fund L.P. consisting of 2,204 shares of common stock, 27,136 shares underlying convertible senior notes and 7,906 shares underlying common stock purchase warrants; and (iii) 61,262 shares, consisting of 3,626 shares of common stock, 44,636 shares underlying convertible senior notes and 13,000 shares underlying common stock purchase warrants, are held in a separate discretionary account managed for Deutsche Bank AG (the ‘‘Separate Account’’). QVT Financial LP is the investment manager for QVT Fund LP, Quintessence Fund L.P. and the Separate Account, and shares dispositive and voting power over the shares held by each of QVT Fund LP, Quintessence Fund L.P. and the Separate Account. Accordingly, QVT Financial LP may be deemed to be the beneficial owner of an aggregate of 428,891 shares, consisting of the shares owned by QVT Fund LP and Quintessence Fund L.P., and the shares held by the Separate Account. QVT Financial GP LLC, as general partner of QVT Financial LP, may be deemed to beneficially own the same number of shares reported by QVT Financial LP, and QVT Associates GP LLC, as general partner of QVT Fund LP and Quintessence Fund L.P., may be deemed to beneficially own the same number of shares as reported by QVT Fund LP Quintessence Fund L.P.. Each of QVT Financial LP and QVT Financial GP LLC disclaim beneficial ownership of the shares reported in the Schedule 13G, except to the extent of any pecuniary interest therein.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights($)	Number of Securities Available for Future Issuance Under Equity Compensation Plans
Plans approved by security holders —
Vion 2005 Stock Incentive Plan	—		—	387,028
Vion 2003 Stock Option Plan	111,517		$34.00	—
Vion 1993 Stock Option Plan	213,052		$50.30	—
Vion 2000 Employee Stock Purchase Plan	—	(1)	—	30,424
	324,569		$44.70	417,452
Plan not approved by security holders —
Vion 1999 Senior Executive Option Plan	94,814	(2)	$56.60	—
Total	419,383			417,452

(1)	Under our 2000 Employee Stock Purchase Plan, participants are permitted to purchase our common stock during the stock offering period. Accordingly, the number of shares of common stock to be issued under our 2000 Employee Stock Purchase Plan is not determinable and is not included.
(2)	Reflects outstanding options to purchase 94,814 shares of our common stock granted under our Senior Executive Stock Option Plan (the ‘‘Senior Plan’’) to Mr. Kessman in January 1999 at exercise prices ranging from $52.50 to $57.75 in connection with his employment agreement. The shares of common stock issuable upon exercise of the options granted to Mr. Kessman under the Senior Plan have not been registered. The following summarizes the principal terms of the Senior Plan, which was adopted by our Board of Directors on January 11, 1999. Options may be granted under the Senior Plan to our Chief Executive Officer and to a director or officers who are considered a Reporting Persons under Rule 16b-3. The Board has appointed its Compensation Committee to administer the plan. Subject to the limitations of the Senior Plan, the Compensation Committee has broad authority under the Senior Plan. The maximum number of shares of common stock that may be issued under the Senior Plan is 98,000, subject to customary antidilution and other adjustments provided for in the Senior Plan, and the maximum number of shares of common stock with respect to such options that may be granted to any individual in any calendar year is 98,000 shares. Shares of common stock available for issuance under the Senior Plan may be authorized and unissued or held by the Company in its treasury. All options expire not more than 10 years after the date of grant. The exercise price for each share of common stock covered by an option will be determined by the Committee at the time of grant. The Committee may establish vesting and other conditions or restrictions on the exercise of an option and/or upon the issuance of common stock in connection with the exercise of an option as it deems appropriate. No option will be exercisable during the first 6 months after the date of grant. If an optionee’s employment or service terminates, the portion of an option not exercisable on the date of termination shall immediately terminate and the portion of an option that is exercisable on the date of termination shall remain exercisable for a period of time following the termination date, as follows: (i) if due to death or disability, for one year; (ii) if due to cause, immediately terminates; and (iii) for any other termination, for 3 months. The Senior Plan will terminate on September 9, 2013, unless sooner terminated by the Board. The Board may amend or terminate the Senior Plan at any time.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Mr. Bickerstaff, one of our directors, is a principal of CRT Capital Group LLC (‘‘CRT’’), which was the initial purchaser of our 7.75% convertible senior notes and warrants in a private placement in February 2007. CRT received a purchase discount of $3.6 million which represented 6% of the $60 million principal amount of the notes.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, the Board has determined that all of the directors are ‘‘independent directors’’ as defined by the Nasdaq Stock Market®, except Mr. Kessman, our Chief Executive Officer, and Mr. Bickerstaff, who is not independent by virtue of his relationship with CRT and the transaction described in the immediately preceding paragraph. Neither Mr. Kessman nor Mr. Bickerstaff serves on any committee of our Board of Directors.

Item 14.    Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP, our independent registered public accountants, in 2007 and 2006:

	Years ended December 31,
	2007		2006
	Fees	% Approved by the Audit Committee	Fees	% Approved by the Audit Committee
Audit fees(1)	$202,013	100%	$182,088	100%
Audit related fees(2)	63,547	100%	—	—
Tax fees(3)	40,554	100%	30,341	100%
All other fees(4)	1,515	100%	1,515	100%
Total	$307,629		$213,944

(1)	Represents fees for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Forms 10-Q and other audit services including the provision of consents and the review of documents filed with the SEC. The fees for 2007 include $61,087 of accrued audit fees for the 2007 year-end audit that were not billed until 2008. The fees for 2006 include $50,263 of accrued audit fees for the 2006 year-end audit that were not billed until 2007.
(2)	Represents fees billed for accounting consultations and transaction reviews.
(3)	Represents fees billed for tax compliance services and transaction reviews.
(4)	Represents a subscription fee for an online accounting research database.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a) 1.    Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

Page
Reports of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of December 31, 2007 and 2006	43
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005 and for the Period from May 1, 1994 (Inception) through December 31, 2007	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005 and for the Period from May 1, 1994 (Inception) through December 31, 2007	45
Consolidated Statement of Changes in Shareholders’ Equity for the Period from May 1, 1994 (Inception) Through December 31, 2007	46
Notes to Consolidated Financial Statements	49

2.    Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

3.    Exhibits

The exhibits required by this item and included in this Report or incorporated herein by reference are as follows:

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger among MelaRx Pharmaceuticals, Inc., OncoRx Research Corp. and OncoRx, Inc. dated April 19, 1995(1)
2.2	—	Certificate of Merger dated April 20, 1995(1)
3.1	—	Restated Certificate of Incorporation, as Amended, of Vion Pharmaceuticals, Inc. dated August 8, 2007(2)
3.2	—	Certificate of Amendment to the Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of February 20, 2008(34)
3.3	—	By-laws, as amended(3)
4.1	—	Rights Agreement dated October 26, 1998 between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company (includes form of Right Certificate attached as Exhibit A and a Summary of Rights to Purchase Common Shares attached as Exhibit B thereto)(4)
4.2	—	Amendment No. 1 to Rights Agreement between Vion Pharmaceuticals, Inc. and American Stock Transfer & Trust Company dated August 16, 2004(5)
10.1	—	Securities Purchase Agreement dated June 19, 2003(6)
10.2	—	Registration Rights Agreement dated June 19, 2003(6)
10.3	—	Form of Warrant(6)
10.4	—	Securities Purchase Agreement dated September 8, 2003(7)
10.5	—	Registration Rights Agreement dated September 8, 2003(7)

Exhibit No.		Description
10.6	—	Form of Warrant(7)
10.7	—	Securities Purchase Agreement dated February 9, 2004(8)
10.8	—	Registration Rights Agreement dated February 9, 2004(8)
10.9	—	Form of Warrant(8)
10.10	—	Placement Agency Agreement by and among Vion Pharmaceuticals, Inc., CIBC World Markets Corp. and Leerink Swann & Company, dated January 25, 2005(9)
10.11	—	Indenture between Vion Pharmaceuticals, Inc. and U.S. Bank National Association, as Trustee (including Form of Note attached thereto) dated February 20, 2007(10)
10.12	—	Registration Rights Agreement between Vion Pharmaceuticals, Inc. and CRT Capital Group LLC, as Initial Purchaser dated February 20, 2007(10)
10.13	—	Form of Warrant(10)
10.14	—	Senior Executive Stock Option Plan(11)
10.15	—	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended(12)
10.16	—	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, as Amended(13)
10.17	—	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, Form of Stock Option Agreement for Executive Officers(13)
10.18	—	Amendment to Option Agreements with Terrence W. Doyle dated June 27, 2006(14)
10.19	—	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, as Amended and Restated(2)
10.20	—	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, Form of Restricted Stock Agreement for Non-Employee Directors(15)
10.21	—	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, Form of Restricted Stock Agreement under 2005 Stock Incentive Plan for Executive Officers(16)
10.22	—	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated November 3, 2003(17)
10.23	—	Amendment No. 1, dated September 13, 2005, to the Employment Agreement with Alan Kessman dated November 3, 2003(18)
10.24	—	Amendment No. 2, dated January 3, 2006, to the Employment Agreement with Alan Kessman dated November 3, 2003(16)
10.25	—	Amendment No. 3, dated February 13, 2008, to the Employment Agreement with Alan Kessman dated November 3, 2003(35)
10.26	—	Agreement by and between Howard B. Johnson and Vion Pharmaceuticals, Inc., dated September 13, 2005(18)
10.27	—	Employment Offer Letter to Meghan Fitzgerald dated December 13, 2005(19)
10.28	—	Employment Offer Letter to Aileen Ryan dated June 19, 2006(19)
10.29	—	Employment Offer Letter to James Tanguay dated March 9, 2007(20)
10.30	—	Employment Offer Letter to William F. Hahne dated December 23, 2007

Exhibit No.		Description
10.31	—	Form of Severance Agreement between the Company and Ann Lee Cahill, Meghan Fitzgerald, William F. Hahne, Howard B. Johnson, Ivan King, Aileen Ryan, Karen Schmedlin and James Tanguay(11)
10.32	—	Consulting Agreement by and between Vion Pharmaceuticals, Inc. and Mario Sznol dated May 8, 2006(21)
10.33	—	Consulting Agreement by and between Vion Pharmaceuticals, Inc. and TW Doyle Consulting Inc. dated April 1, 2006(22)
10.34	—	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001(12)
10.35	—	First Amendment to Lease by and between Vion Pharmaceuticals, Inc. and Science Park Development Corporation dated January 25, 2006(23)
10.36	—	Second Amendment to Lease by and between the Registrant and Science Park Development Corporation dated June 27, 2007(24)
10.37	—	License Agreement between Yale University and OncoRx, Inc. dated August 31, 1994(1)
10.38	—	License Agreement between Yale University and OncoRx Corporation dated November 15, 1995(25)
10.39	—	License Agreement between Yale University and OncoRx, Inc. dated December 15, 1995(25)
10.40	—	Amendment No. 1 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated June 12, 1997(26)
10.41	—	Amendment No. 2 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated June 12, 1997(26)
10.42	—	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated September 25, 1998(27)
10.43	—	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated January 31, 2000(28, 36)
10.44	—	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated March 3, 2003(29, 36)
10.45	—	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003(17, 36)
10.46	—	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003(30, 36)
10.47	—	Amended Exclusive License Agreement, by and among Dr. Johnny Easmon, Prof. Dr. Gottfried Heinisch, Dr. Gerhard Purstinger, Prof. Dr. Heinz-Herbert Fiebig, Prof. Dr. Johann-Hofmann, Austria Wirtschaftsservice Gesellschaft M.B.H. and Vion Pharmaceuticals, Inc., dated June 30, 2005(31, 36)
10.48	—	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004(32, 36)

Exhibit No.		Description
10.49	—	First Amendment to a License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated December 31, 2007(37)
10.50	—	Consulting and Finder’s Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as Amended by Agreement dated February 17, 1995(1)
10.51	—	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI dated January 9, 2003(25)
10.52	—	Manufacturing and Service Contract for Commercial and Development Products between Vion Pharmaceuticals, Inc. and BenVenue Laboratories, Inc., dated November 28, 2006(33, 36)
10.53	—	Master Supply Agreement for Commercial and Developmental Products, effective as of September 29, 2003, by and between Vion Pharmaceuticals, Inc. and Sigma Aldrich Five Chemicals, Inc. (f/k/a Tetrionics Inc.), as amended by that certain first amendment dated March 13, 2007(20, 36)
21.1	—	Subsidiaries of the Registrant
23.1	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney (included on signature page)
31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 26, 1998.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 16, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 20, 2003.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 10, 2003.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2004.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 26, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2007.
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 29, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2005.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2006.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2005.
(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 12, 2006.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 5, 2006.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2006.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2007.
(25)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.
(27)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.
(28)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002.
(30)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.
(31)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.
(32)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2004.
(33)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 14, 2007.
(34)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2008.
(35)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2008.
(36)	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(37)	Certain portions of this exhibit have been omitted pursuant to a request for an order granting confidential treatment by the Securities and Exchange Commission. The omitted non-public information has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VION PHARMACEUTICALS, INC.
Registrant
Date: March 17, 2008	By:	/s/ Alan Kessman
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

Signature	Title	Date

/s/ William R. Miller	Chairman of the Board	March 17, 2008

William R. Miller

/s/ Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

Alan Kessman

/s/ Howard B. Johnson	President and Chief Financial Officer (Principal Financial Officer)	March 17, 2008

Howard B. Johnson

/s/ Karen Schmedlin	VP Finance and Chief Accounting Officer (Principal Accounting Officer)	March 17, 2008

Karen Schmedlin

/s/ George Bickerstaff	Director	March 17, 2008

George Bickerstaff

Director

Stephen K. Carter, M.D.

Signature	Title	Date

/s/ Kevin Rakin	Director	March 17, 2008

Kevin Rakin

/s/ Alan C. Sartorelli, Ph.D.	Director	March 17, 2008

Alan C. Sartorelli, Ph.D.

/s/ Ian Williams, D. Phil.	Director	March 17, 2008

Ian Williams, D. Phil.

/s/ Gary K. Willis	Director	March 17, 2008

Gary K. Willis