Form 10-Q
period 2008-03-31
VION PHARMACEUTICALS INC
filed 2008-05-12
CIK 944522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,” “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☑ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of May 7, 2008 was 8,056,424, which reflects the one-for-ten reverse split of the registrant’s common stock which occurred on February 20, 2008.

VION PHARMACEUTICALS, INC.

In this report, unless the context otherwise requires, the terms “Vion,” “the Company,” “we,” “us,” and “our” refer to Vion Pharmaceuticals, Inc.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Cloretazine® (VNP40101M), Triapine®, MELASYN® and TAPET®. This report also includes other trademarks, service marks and trade names of other companies.

PART I

FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$55,238	$61,067
Available-for-sale securities	28	31
Accounts receivable	35	75
Prepaid expenses	231	263
Deferred issuance costs	250	250
Total current assets	55,782	61,686
Deferred issuance costs, net of current portion	718	780
Property and equipment, net	645	704
Security deposits	25	25
Total assets	$57,170	$63,195
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	$3,598	$3,716
Accounts payable	1,055	1,116
Accrued payroll and payroll-related expenses	564	814
Interest payable	581	1,744
Deferred revenue	18	18
Total current liabilities	5,816	7,408
Deferred revenue, net of current portion	301	305
Convertible senior notes	54,556	54,275
Total liabilities	60,673	61,988
Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,089,924 and 7,551,602 shares at March 31, 2008 and December 31, 2007, respectively	81	76
Additional paid-in capital	213,729	210,246
Accumulated other comprehensive income	28	31
Deficit accumulated during the development stage	(217,341)	(209,146)
	(3,503)	1,207
Total liabilities and shareholders’ equity (deficit)	$57,170	$63,195

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,		For the Period From May 1, 1994 (Inception) through March 31, 2008
(In thousands, except per share data)	2008	2007
Revenues:
Technology license fees	$14	$5	$4,611
Research and laboratory support fees	—	—	5,932
Contract research grants	—	—	2,501
Total revenues	14	5	13,044
Operating expenses:
Clinical trials	2,854	3,399	76,059
Other research and development	2,259	2,513	94,859
Total research and development	5,113	5,912	170,918
Marketing, general and administrative	2,087	1,967	47,251
Total operating expenses	7,200	7,879	218,169
Loss from operations	(7,186)	(7,874)	(205,125)
Interest income	502	667	13,134
Interest expense	(1,505)	(739)	(6,854)
Other expense, net	(6)	(3)	(208)
Loss before income taxes	(8,195)	(7,949)	(199,053)
Income tax provision (benefit)	—	6	(456)
Net loss	(8,195)	(7,955)	(198,597)
Preferred stock dividends and accretion	—	—	(18,489)
Loss applicable to common shareholders	$(8,195)	$(7,955)	$(217,086)
Basic and diluted loss applicable to common shareholders per share	$(1.14)	$(1.20)
Basic and diluted weighted-average number of shares of common stock outstanding	7,173	6,636

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2007	7,551,602	$76	$210,246	$31	$(209,146)	$1,207
Issuance of common shares for interest payment – February 2008	538,122	5	2,319			2,324
Stock-based compensation expense			1,163			1,163
Exercise of stock options	200	—	1			1
Change in net unrealized gains and losses				(3)		(3)
Net loss					(8,195)	(8,195)
Comprehensive loss						(8,198)
Balance at March 31, 2008	8,089,924	$81	$213,729	$28	$(217,341)	$(3,503)

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,		For The Period From May 1, 1994 (Inception) through March 31, 2008
(In thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(8,195)	$(7,955)	$(198,597)
Adjustments to reconcile net loss to net cash used in operating activities – Stock-based compensation	1,163	1,050	8,700
Stock issued in payment of interest	2,324	—	4,584
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	343	158	1,473
Depreciation and amortization	85	62	3,648
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	72	(52)	(265)
Other assets	—	—	(22)
Current liabilities	(1,592)	186	5,763
Deferred revenue	(4)	(5)	319
Net cash used in operating activities	(5,804)	(6,556)	(168,790)
Cash flows from investing activities:
Acquisition of equipment	(26)	(71)	(3,361)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052
Net cash used in investing activities	(26)	(71)	(3,361)
Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	55,277	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	1	—	112,370
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)
Net cash provided by financing activities	1	55,277	227,389
Change in cash and cash equivalents	(5,829)	48,650	55,238
Cash and cash equivalents, beginning of period	61,067	30,914	—
Cash and cash equivalents, end of period	$55,238	$79,564	$55,238

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

Vion Pharmaceuticals, Inc. (the “Company”) is a development-stage company engaged in the development of therapeutics for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-26534).

3. Reverse Stock Split

On February 20, 2008, the Company effected a one-for-ten reverse split of all outstanding shares of its common stock and a corresponding decrease in the number of shares of authorized common stock. All share and per share amounts included in the accompanying condensed consolidated financial statements and footnotes have been restated for all periods presented to reflect the reverse stock split. Stockholders’ equity as of December 31, 2007 has been restated to reflect the reverse stock split by reclassifying from “Common Stock” to “Additional Paid-in Capital” an amount equal to the change in par value for the decrease in the number of shares of outstanding common stock resulting from the reverse stock split.

4. Per Share Data – Anti-dilution

As of March 31, 2008, the Company had outstanding warrants to purchase 1,699,895 shares of its common stock at exercise prices between $20.00 and $32.50 per share, outstanding stock options to purchase 404,343 shares of its common stock at exercise prices between $3.60 and $178.75 per share and 650,193 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.

5. Convertible Senior Notes and Warrants

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due 2012 (the “Notes”) and warrants to purchase up to an additional 780,000 shares of its common stock. The Company received net proceeds after debt discount and issuance costs of approximately $55.3 million from the sale of the Notes and warrants.

The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations. The Company issued 538,122 shares of its common stock in payment of interest on February 15, 2008.

For the three month periods ended March 31, 2008 and 2007, the Company incurred interest expense of $1.5 million and $739,000, respectively, which included amortization expense of $343,000 and $158,000, respectively, related to the costs and discounts incurred in connection with the issuance of the Notes and warrants.

6. Stock-Based Compensation

Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). For the three-month periods ended March 31, 2008 and 2007, respectively, the Company recognized stock-based compensation expense of $1.2 million and $1.0 million for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows the pro forma net loss and loss per share as if the Company had accounted for stock-based compensation expense under the fair value method prescribed by SFAS 123 for the period from inception through December 31, 2005 (in thousands, except per share amounts):

From Inception (May 1, 1994) to December 31, 2005
Reported net loss	$(131,062)
Add: Stock-based compensation expense included in reported net loss	795
Deduct: Stock-based compensation expense determined under the fair value based method for all awards	(22,707)
Pro forma net loss	(152,974)
Actual preferred stock dividend and accretion	(18,489)
Pro forma loss applicable to common shareholders	$(171,463)

7. Income Taxes

For the three months ended March 31, 2008 and 2007, the Company recorded a provision of approximately $0 and $6,000, respectively, for state capital taxes.

Except for the provisions recorded for minimum state capital taxes and sales of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of March 31, 2008.

8. Commitments and Contingencies

During the first three months of 2008, except for the payment of interest related to the Notes described in Note 5, there were no significant changes in the Company’s reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under its license agreements and potential cancellation fees under various agreements at December 31, 2007.

9. Fair Value Measurement

On January 1, 2008, the Company adopted Statement of Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption did not have a material effect on its results of operations, financial position or cash flows.

SFAS 157 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value with Level 1 having the highest priority and Level 3 having the lowest. The estimated fair values of cash equivalents and available-for-sale securities reported in the consolidated financial statements have been determined using Level 1 which represents quoted prices in active markets for identical assets.

10. Regulatory Matters

The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of Cloretazine® (VNP40101M) finished product, received a Warning Letter from the U.S Food and Drug Administration (FDA) in November 2007. On March 21, 2008, the Company was notified by Ben Venue that the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. On April 23, 2008, Ben Venue informed the Company that they had submitted a response to the FDA which proposes a plan to address the issues identified in the 483. If Ben Venue is not successful in correcting the observations that resulted in the issuance of the 483 on a timely basis, the Company’s ability to obtain FDA approval to manufacture Cloretazine® (VNP40101M) for commercial purposes could be delayed. The Company believes that it has sufficient inventory of Cloretazine® (VNP40101M) to conduct its current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Cloretazine® (VNP40101M) in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “potential,” “seek,” “project,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under “Item 1A. Risk Factors.” The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

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

We have limited resources to allocate to additional clinical trials of Cloretazine® (VNP40101M) in cancers other than AML. We are currently evaluating Cloretazine® (VNP40101M) in four clinical trials: (i) as a single agent in an electrocardiograph evaluation (QT/QTc) sub-study of our pivotal Phase II trial in elderly de novo poor-risk AML patients; (ii) in combination with temozolomide in an investigator-sponsored Phase I/II trial in adult brain tumors; (iii) in combination with stem cell transplantation in an investigator-sponsored Phase I trial of poor-prognosis hematologic malignancies; and (iv) in combination with cytarabine in an investigator-sponsored Phase I/II trial in elderly patients with previously untreated AML and high-risk myelodysplastic syndromes (MDS). We have limited resources to apply to our second product candidate, Triapine®, beyond its evaluation in six clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We are not at this time allocating any resources to other preclinical product candidates in our portfolio, which include VNP40541 and TAPET®. We continue to seek development partners for these product candidates.

Our plan of operations for the next twelve months currently includes the following elements:

•	Prepare for a potential filing of a New Drug Application for Cloretazine® (VNP40101M) with the U.S. Food and Drug Administration (FDA);
•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M);
•	Conduct Vion-sponsored and support investigator-sponsored clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;
•	Submit a Special Protocol Assessment (SPA) to the FDA for a Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML;
•	Support clinical studies sponsored by the National Cancer Institute (NCI) of Triapine®; and
•	Continue to seek development partners, collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties for all of our product development programs.

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

•	Milestone payments are recognized as revenue when milestones, as defined in the applicable agreement, are achieved; and
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

Stock-Based Compensation

Since January 1, 2006, we have recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the fair value of stock-based compensation is estimated at the date of grant and is recognized ratably over the requisite service period in our consolidated financial statements. Prior to January 1, 2006, we accounted for stock-based compensation arrangements in accordance with the intrinsic value method provided by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and, as such, generally recognized no stock-based compensation expense in our consolidated financial statements.

Our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. We have provided pro forma disclosure in the notes to our consolidated financial statements of share-based payments for periods presented prior to January 1, 2006 in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

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

For additional disclosures regarding stock-based compensation, see Note 6 in the accompanying notes to condensed consolidated financial statements.

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax asset as of March 31, 2008. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

Recently Issued Accounting Standards

On January 1, 2008, we adopted Statement of Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis.

The statement defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value with Level 1 having the highest priority and Level 3 having the lowest.

The estimated fair values of cash equivalents and available-for-sale securities reported in the accompanying condensed consolidated financial statements have been determined using Level 1 which represents quoted prices in active markets for identical assets.

Pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our financial statements.

Subsequent Event - Sublicense Agreement

We have granted non-exclusive sublicenses for our synthetic melanin, Melasyn®, to Johnson and Johnson Consumer Companies, Inc. and another sublicensee. On May 8, 2008, we received a license termination notice effective June 7, 2008 from Johnson and Johnson Consumer Companies, Inc. This event did not have a material effect on our results of operations, financial position or cash flows.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2008 and 2007

Revenues. Revenues from technology license fees were $14,000 and $5,000 for the three-month periods ended March 31, 2008 and 2007, respectively. We have no material source of revenues.

Research and Development Expenses. Total research and development (R&D) expenses were $5.1 million and $5.9 million for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease in total R&D expenses was due to lower clinical trials expenses of $545,000 and lower other R&D expenses of $254,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Cloretazine® (VNP40101M) which was closed to patient accrual in May 2007. The decrease in other R&D expenses was primarily due to completion of outside testing services related to a potential registration filing for Cloretazine® (VNP40101M).

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were relatively flat for the three-month periods ended March 31, 2008 and 2007 at $2.1 million and $2.0 million, respectively.

Interest Income. Interest income was $502,000 for the three months ended March 31, 2008, as compared to $667,000 for the same 2007 period. The decrease was due to lower interest rates in 2008.

Interest Expense. Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $1.5 million and $739,000 was recorded for the three months ended March 31, 2008 and 2007, respectively, related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net. Other expense, net was $6,000 and $3,000 for the three-month periods ended March 31, 2008 and 2007, respectively, due to foreign currency exchange rate fluctuations for payments to vendors outside the U.S. denominated in a foreign currency.

Income Taxes. For the three-month periods ended March 31, 2008 and 2007, a provision for state capital taxes of $0 and $6,000 was recorded.

Net Loss. As a result of the foregoing increases in expenses, the net loss was $8.2 million, or $1.14 per share based on weighted average shares outstanding of 7.2 million, for the three months ended March 31, 2008, compared to a net loss of $8.0 million, or $1.20 per share based on weighted average shares outstanding of 6.6 million, for the same 2007 period.

Liquidity and Capital Resources

Since our inception in 1994, our primary source of cash is through public and private debt and equity offerings. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash is for our product development activities.

At March 31, 2008, we had cash and cash equivalents of $55.2 million, compared to $61.1 million at December 31, 2007. The decrease in 2008 was due to cash used to fund operating activities of $5.8 million and acquisitions of capital equipment of $26,000, partially offset by net proceeds from a stock option exercise of $1,000. Cash used in operations was primarily to fund product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition.

For the three months ended March 31, 2008 and 2007, non-cash charges included stock-based compensation expense of $1.2 million and $1.0 million, respectively, and non-cash interest expense of $2.3 million and $0, respectively, related to stock issued in payment of interest expense related to our convertible senior notes and warrants issued in February 2007.

Significant changes in operating assets and liabilities were as follows:

Receivables and prepaid expenses decreased $72,000 during the three-month period ended March 31, 2008 due to collection of a miscellaneous receivable. Receivables and prepaid expenses increased $52,000 during the three-month period ended March 31, 2007 due to higher prepaid insurance expense as the timing of insurance premium payments differed from the recognition of insurance expense.

Current liabilities decreased $1.6 million during the three-month period ended March 31, 2008 primarily due to interest accrued related to our convertible senior notes as the timing of interest payments differed from the recognition of interest expense, and a reduction in accrued payroll-related expenses due to the payment in 2008 of amounts accrued as of December 31, 2007. Current liabilities increased $186,000 during the three-month period ended March 31, 2007 due to interest accrued related to the convertible senior notes, partially offset by a reduction in accrued payroll-related expenses due to the payment in 2007 of amounts accrued as of December 31, 2006.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $26,000 and $71,000 for the three months ended March 31, 2008 and 2007, respectively, were primarily for computer software and computer hardware. Capital expenditures for fiscal 2008 are not expected to exceed $400,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the three months ended March 31, 2008, we received net proceeds of $1,000 from the issuance of 200 shares of our common stock under employee stock plans. For the three months ended March 31, 2007, we received proceeds of $55.3 million from a private placement of convertible senior notes and warrants, described below. All proceeds are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

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

The warrants are exercisable into shares of our common stock at the option of the holder of Warrants prior to the close of business on February 15, 2010, or earlier upon redemption, at an initial exercise price of $20.00 per share. The exercise price is subject to adjustment in accordance with the terms of the warrant. The Company may redeem the outstanding warrants in whole or in part for $0.01 per warrant at any time after the warrants become exercisable if, and only if, the last sales price of our common stock equals or exceeds 150% of the exercise price per share of the warrants then in effect for any 20 trading days within a 30-consecutive trading day period and at all times during such period there is an effective registration statement relating to the resale of all the shares of common stock issuable upon exercise of the warrants. A shelf registration statement relating to the resale of the Notes and the shares of common stock issuable upon conversion of the Notes and exercise of the warrants became effective on August 3, 2007.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $55.2 million at March 31, 2008 will be sufficient to fund our operations through the third quarter of 2009. Our current operating plan assumes that we will pay the interest payment on our convertible senior notes due August 15, 2008 in cash. Our current operating plan does not include expenses for the commercial infrastructure and personnel necessary for us to launch Cloretazine® (VNP40101M) as a product for the treatment of AML in the United States, if and when we receive regulatory approval to do so from the FDA. We will have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.

Our current plan of operations and cash requirements may vary materially from the planned estimates due to results of clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, and other factors. Based on these and other factors, we may change our plan of operations and re-allocate our resources to or from certain drug development programs, or terminate or delay drug development programs.

Unless we have a product that is generating significant revenues, or generate cash from other sources, we will need to raise substantial capital to complete our product development and clinical trials, and to fund operations beyond the third quarter of 2009. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Nasdaq Notice

On March 26, 2008, we announced we had received a letter from the Nasdaq Stock Market, Inc. (Nasdaq) dated March 24, 2008 notifying us that we do not comply with Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2.5 million in stockholders’ equity, or $35 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, Nasdaq Staff is reviewing our eligibility for continued listing on the Nasdaq Capital MarketSM. To facilitate this review, we announced on April 15, 2008 that we had provided a specific plan to achieve and sustain compliance with all the Nasdaq Capital MarketSM listing requirements, including the timeframe for completion of the plan. On May 8, 2008, we announced we had received a letter from Nasdaq dated May 7, 2008 stating that the Company’s common stock will be delisted from the Nasdaq Capital MarketSM as of the opening of business on May 16, 2008 because the Company does not comply with Marketplace Rule 4310(c)(3). We have the right to appeal the Nasdaq Staff’s determination to a Nasdaq Listings Qualifications Panel (Panel). If we request a hearing no later than May 14, 2008, the request for a hearing will automatically stay the delisting of the Company’s common stock until the Panel reaches a decision. We intend to request a hearing before May 14, 2008. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s listing standards.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

During the first three months of 2008, except for the interest paid related to our convertible notes, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

During the first three months of 2008, there were no significant changes in our disclosures about market risk included in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4. Controls and Procedures

(a) Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect the Company’s internal control.

PART II

OTHER INFORMATION

ITEM 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we continue to incur operating losses, we may be unable to continue our operations.

We have incurred losses since inception. As of March 31, 2008, we had an accumulated deficit of approximately $217.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and preclinical and clinical trials of product candidates. We expect to continue to incur losses for at least the next several years as we continue our research and development efforts, continue to conduct drug trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We will need to raise substantial additional capital to fund operations and complete our product development. As of March 31, 2008, we had $55.2 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Cloretazine® (VNP40101M). However, we will not have an approved and marketable product until and if we receive regulatory approval from the FDA or European regulatory authorities. Under our current operating plan, if we do not have an approved product for sale which is generating significant revenues, we will need to raise substantial additional capital to have sufficient capital to fund our operations beyond the third quarter of 2009.

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

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs or in validating drug manufacturing processes. We have contracted with SAFC and Ben Venue Laboratories, Inc. (Ben Venue), third-party manufacturers, to produce our product candidates for regulatory approvals and clinical trials. We have limited supplies of our product candidates for clinical trials. If our supplies are damaged or destroyed, either during storage or shipping or otherwise, our clinical trials may be delayed, which could have a material adverse effect on our business. We intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute commercial quantities of our product candidates. We will also rely on our third-party manufacturing partners to work with us to complete the Chemistry, Manufacturing and Control, or CMC, section of any nondisclosure agreements or any marketing approval application we may file.

Contract manufacturers are obliged to operate in accordance with government mandated obligations, including FDA-mandated current good manufacturing practices (cGMPs). A failure of any of our contract manufacturers to establish and follow cGMPs or any other regulatory requirements, or to document their adherence to such practices, may lead to significant delays in the availability of material for clinical trials and may delay or prevent filing or approval of marketing applications for our products. In any such event, our business would be materially adversely affected.

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

Drug manufacturers are subject to on-going, periodic unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs, other government regulations and corresponding foreign standards. While we are obligated to audit the performance of third-party contractors, we do not have control over our third-party manufacturers’ compliance with these regulations and standards. Failure by our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us or them, including fines, injunctions, civil penalties, failure of the government to grant market approval of drugs, delays, suspension of clinical trials, withdrawal of approvals, seizures, detentions or recalls of product, operating restrictions and criminal prosecution.

We are aware that Ben Venue, our manufacturer of Cloretazine® (VNP40101M) finished product, received a Warning Letter from the U.S Food and Drug Administration (FDA) in November 2007. On March 21, 2008, we were notified by Ben Venue that the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. On April 23, 2008, Ben Venue informed us that they had submitted a response to the FDA which proposes a plan to address the issues identified in the 483. If Ben Venue is not successful in correcting the observations that resulted in the issuance of the 483 on a timely basis, our ability to obtain FDA approval to manufacture Cloretazine® (VNP40101M) for commercial purposes could be delayed. We believe that we have sufficient inventory of Cloretazine® (VNP40101M) to conduct our current and planned clinical trials through June 2009 in Europe and beyond in the U.S.

However, if Ben Venue is not able to manufacture additional supplies of Cloretazine® (VNP40101M) in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.

To date, our product candidates have been manufactured in small quantities by third-party manufacturers for preclinical and clinical trials. We have not validated the manufacturing process for Cloretazine® (VNP40101M) to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. This may require seeking out additional manufacturing partners who may have different equipment requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

Our common stock could be delisted from the Nasdaq Capital MarketSM. Among other things, delisting from the Nasdaq Capital MarketSM would cause us to become ineligible to use Form S-3 for the registration of the resale of our securities held by certain of our security holders.

We must meet Nasdaq’s continuing listing requirements in order for our common stock to remain listed on the Nasdaq Capital MarketSM. The listing criteria we must meet include, but are not limited to, a minimum bid price for our common stock of $1.00 per share and compliance with one of the following: (i) stockholders’ equity of $2.5 million, (ii) market value of our common stock of $35 million; or (iii) net income from continuing operations of $500,000. Failure to meet Nasdaq’s continued listing criteria may result in the delisting of our common stock from the Nasdaq Capital MarketSM.

On March 26, 2008, we announced we had received a letter from the Nasdaq Stock Market, Inc. dated March 24, 2008 notifying us that we do not comply with Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2.5 million in stockholders’ equity, or $35 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, Nasdaq Staff is reviewing our eligibility for continued listing on the Nasdaq Capital MarketSM. To facilitate this review, we announced on April 15, 2008 that we had provided a specific plan to achieve and sustain compliance with all the Nasdaq Capital MarketSM listing requirements, including the timeframe for completion of the plan. On May 8, 2008, we announced we had received a letter from Nasdaq dated May 7, 2008 stating that the Company’s common stock will be delisted from the Nasdaq Capital MarketSM as of the opening of business on May 16, 2008 because the Company does not comply with Marketplace Rule 4310(c)(3). We have the right to appeal the Nasdaq Staff’s determination to a Nasdaq Listings Qualifications Panel (Panel). If we request a hearing no later than May 14, 2008, the request for a hearing will automatically stay the delisting of the Company’s common stock until the Panel reaches a decision. We intend to request a hearing before May 14, 2008. There can be no assurance that we will be able to regain or maintain compliance with Nasdaq’s listing standards.

In the event of a delisting, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the “pink sheets.” As a result, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the SEC that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At our special meeting of stockholders held on February 13, 2008, one proposal was voted upon by our stockholders. A description of the proposal and tabulation of the votes for the proposal follows:

1. To approve amendments to our Restated Certificate of Incorporation to (i) effect a reverse stock split of our outstanding common stock of not less than 1-for-5 and not more than 1-for-10; and (ii) decrease the total number of shares and the number of shares of common stock that we are authorized to issue. The proposal was approved:

For	Against	Abstain and Broker Non-Vote
46,121,866	11,454,223	134,588

ITEM 6. Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	VION PHARMACEUTICALS, INC.
	By:	/s/ Howard B. Johnson
Howard B. Johnson President and Chief Financial Officer