Form 10-Q
period 2008-06-30
VION PHARMACEUTICALS INC
filed 2008-08-07
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-26534
VION PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3671221

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Science Park New Haven, CT (Address of principal executive offices)	06511 (Zip Code)

(203) 498-4210
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The number of shares outstanding of the registrant’s common stock as of August 4, 2008 was 8,008,847.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$49,877	$61,067
Available-for-sale securities	14	31
Accounts receivable	28	75
Prepaid expenses	208	263
Deferred issuance costs	250	250

Total current assets	50,377	61,686
Deferred issuance costs, net of current portion	655	780
Property and equipment, net	561	704
Security deposits	25	25

Total assets	$51,618	$63,195

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accrued expenses	$3,603	$3,716
Accounts payable	832	1,116
Accrued payroll and payroll-related expenses	1,169	814
Interest payable	1,744	1,744
Deferred revenue	18	18

Total current liabilities	7,366	7,408
Deferred revenue, net of current portion	297	305
Convertible senior notes	54,843	54,275

Total liabilities	62,506	61,988

Shareholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,065,013 and 7,551,602 shares at June 30, 2008 and December 31, 2007, respectively	81	76
Additional paid-in capital	214,261	210,246
Accumulated other comprehensive income	14	31
Deficit accumulated during the development stage	(225,244)	(209,146)

Total shareholders’ (deficit) equity	(10,888)	1,207

Total liabilities and shareholders’ (deficit) equity	$51,618	$63,195

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(Unaudited)

					For the Period
					from May 1,
					1994
	For the Three Months		For the Six Months		(Inception)
	Ended June 30,		Ended June 30, 2008		through
(In thousands, except share and per share data)	2008	2007	2008	2007	June 30, 2008

Revenues:
Technology license fees	$13	$5	$27	$10	$4,624
Research and laboratory support fees	—	—	—	—	5,932
Contract research grants	—	—	—	—	2,501

Total revenues	13	5	27	10	13,057

Operating expenses:
Clinical trials	2,953	3,892	5,807	7,291	79,012
Other research and development	2,013	2,599	4,272	5,112	96,872

Total research and development	4,966	6,491	10,079	12,403	175,884
Marketing, general and administrative	1,696	2,141	3,783	4,108	48,947

Total operating expenses	6,662	8,632	13,862	16,511	224,831

Loss from operations	(6,649)	(8,627)	(13,835)	(16,501)	(211,774)
Interest income	265	998	767	1,665	13,399
Interest expense	(1,513)	(1,490)	(3,018)	(2,229)	(8,367)
Other expense, net	(6)	(1)	(12)	(4)	(214)

Loss before income taxes	(7,903)	(9,120)	(16,098)	(17,069)	(206,956)
Income tax benefit	—	(278)	—	(272)	(456)

Net loss	(7,903)	(8,842)	(16,098)	(16,797)	(206,500)
Preferred stock dividends and accretion	—	—	—	—	(18,489)

Loss applicable to common shareholders	$(7,903)	$(8,842)	$(16,098)	$(16,797)	$(224,989)

Basic and diluted loss applicable to common shareholders per share	$(1.06)	$(1.33)	$(2.20)	$(2.53)

Basic and diluted weighted-average number of shares of common stock outstanding	7,440	6,636	7,307	6,636

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
(Unaudited)

				Accumulated		Total
			Additional	Other		Shareholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2007	7,551,602	$76	$210,246	$31	$(209,146)	$1,207
Issuance of common stock for interest payment – February 2008	538,122	5	2,319			2,324
Stock-based compensation expense			1,693			1,693
Restricted stock awards, net	(26,630)	—				—
Exercise of stock options	200	—	1			1
Issuance of common stock under employee benefit plan	1,719	—	2			2
Change in net unrealized gains and losses				(17)		(17)
Net loss					(16,098)	(16,098)

Comprehensive loss						(16,115)

Balance at June 30, 2008	8,065,013	$81	$214,261	$14	$(225,244)	$(10,888)

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Six Months		from May 1, 1994
	Ended June 30,		(Inception) through
(In thousands)	2008	2007	June 30, 2008

Cash flows from operating activities:
Net loss	$(16,098)	$(16,797)	$(206,500)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	1,693	2,221	9,230
Stock issued in payment of interest	2,324	—	4,584
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	693	484	1,823
Depreciation and amortization	169	133	3,732
Loss on equipment disposals	—	—	12
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	102	(102)	(235)
Other assets	—	—	(22)
Current liabilities	(42)	2,660	7,313
Deferred revenue	(8)	(9)	315

Net cash used in operating activities	(11,167)	(11,410)	(174,153)

Cash flows from investing activities:
Acquisition of equipment	(26)	(293)	(3,361)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052

Net cash used in investing activities	(26)	(293)	(3,361)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	55,135	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	3	14	112,372
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)

Net cash provided by financing activities	3	55,149	227,391

Change in cash and cash equivalents	(11,190)	43,446	49,877
Cash and cash equivalents, beginning of period	61,067	30,914	—

Cash and cash equivalents, end of period	$49,877	$74,360	$49,877

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

As of June 30, 2008, the Company had outstanding warrants to purchase 1,580,661 shares of its common stock at exercise prices between $20.00 and $32.50 per share, outstanding stock options to purchase 400,531 shares of its common stock at exercise prices between $3.60 and $178.75 per share and 615,626 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.

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

For the three and six months ended June 30, 2008, the Company incurred interest expense of $1.5 million and $3.0 million, respectively, which included amortization expense of $350,000 and $693,000, respectively.

For the three and six months ended June 30, 2007, the Company incurred interest expense of $1.5 million and $2.2 million, respectively, which included amortization expense of $327,000 and $485,000, respectively.

6.	Stock-Based Compensation

Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2008, the Company recognized net stock-based compensation expense of $530,000 and $1.7 million, respectively, which includes the cancellation of 53,500 shares of restricted stock in April 2008 which resulted in the reversal of previously recorded compensation expense of $555,000 as the conditions for vesting were not met. For the three and six months ended June 30, 2007, the Company recorded stock-based compensation expense of $1.2 million and $2.2 million, respectively.

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

For the three and six months ended June 30, 2008, the Company did not record a provision for minimum state capital taxes due to its shareholders’ deficit. For the three and six months ended June 30, 2007, the Company recorded a state tax benefit of $278,000 and $272,000, respectively, for the sale of certain research and development tax credits to the State of Connecticut, net of a provision for state capital taxes.

Except for the provisions recorded for minimum state capital taxes and sales of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of June 30, 2008.

8.	Commitments and Contingencies

In July 2008, the Company adopted a bonus and retention plan (the “Plan”) covering each Company employee, including its executive officers. Under the Plan, which was approved by the Company’s board of directors and replaces the Company’s existing non-equity incentive compensation plan, each employee is entitled to an increased bonus target for the year ending December 31, 2008 payable in three installments: (i) 20% on September 30, 2008, (ii) 30% on the first pay period after the Company’s next pre-NDA meeting with the U.S. Food and Drug Administration (FDA) and (iii) 50% on January 31, 2009, subject only to his or her continuous employment with the Company through the applicable bonus payment date. Under the Plan, each employee is entitled to severance of a certain amount, if they are terminated without cause or following a change of control of the Company prior to December 31, 2009. While each of the executive officers (other than Mr. Kessman whose employment agreement already provides for severance upon either termination without cause or upon a change of control) are already party to Change of Control Severance Agreements with the Company, the Plan also provides for severance, if the executive officers are terminated without cause prior to December 31, 2009.

During the first six months of 2008, except for the bonus and retention plan described above and the payment of interest related to the Notes described in Note 5, there were no significant changes in the Company’s reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under its license agreements and potential cancellation fees under various agreements at December 31, 2007.

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

The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of Cloretazine® (VNP40101M) finished product, received a Warning Letter from the FDA in November 2007. On March 21, 2008, the Company was notified by Ben Venue that the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. On April 23, 2008, Ben Venue informed the Company that they had submitted a response to the FDA proposing a plan to address the issues identified in the 483. On June 9, 2008, Ben Venue informed the Company that a meeting had been held with the FDA on June 3, 2008. Following the meeting, the FDA indicated that Ben Venue’s compliance status would be changed in the FDA databases to “Approvable”. The letter further indicated that this change would allow for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. On June 5, 2008, the Company was notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, the Company’s ability to obtain FDA approval to manufacture Cloretazine® (VNP40101M) for commercial purposes could be delayed. The Company believes that it has sufficient inventory of Cloretazine® (VNP40101M) to conduct its current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Cloretazine® (VNP40101M) in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “potential,” ”seek,” “project,” “predict,” “anticipate,” “believe,” “estimate,” ”expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under “Part II. Item 1A. Risk Factors” The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

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

In May 2006, we commenced a pivotal Phase II trial of Cloretazine® (VNP40101M) in previously untreated elderly patients with de novo poor-risk AML. Elderly de novo poor-risk AML patients are those elderly patients whose poor-risk AML has not evolved from a prior myelodysplastic syndrome or from prior treatment with chemotherapy. In August 2007, we announced that 85 patients had been enrolled in this trial and that certain sites would continue to accrue patients to conduct an electrocardiograph evaluation (QT/QTc) sub-study. In December 2007, we announced preliminary data from this trial in a poster at the Annual Meeting of the American Society of Hematology reporting an overall response rate of 35% in 80 evaluable patients. In the first half of 2009, we plan to file an NDA with the FDA based on this trial. Although the preliminary data from this trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in the first half of 2009, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

Our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was initiated in March 2005 and has accrued 268 patients. In May 2007, we announced that we would suspend enrollment and patient treatment to this trial pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data from the first 210 treated patients by the trial’s data safety monitoring board (DSMB) that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary endpoint, the overall response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial would likely include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a Special Protocol Assessment (SPA) to the FDA for one or more additional Phase III studies before starting any new trial. There can be no assurance that we will successfully complete an SPA or that we will start a new trial.

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

Our plan of operations for the next twelve months currently includes the following elements:

•	Prepare for and file a New Drug Application (NDA) for Cloretazine® (VNP40101M) with the U.S. Food and Drug Administration (FDA);

•	Conduct pre-launch commercialization activities for Cloretazine® (VNP40101M);

•	Conduct Vion-sponsored and support investigator-sponsored clinical studies of Cloretazine® (VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Submit a Special Protocol Assessment (SPA) to the FDA for one or more Phase III trial(s) of Cloretazine® (VNP40101M);

•	Support clinical studies sponsored by the National Cancer Institute (NCI) of Triapine®; and

•	Continue to seek development partners, collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties for all of our product development programs.

Our plan of operations could be revised or amended by us as a result of many factors, including, among other things, developments with respect to our drug trials and other research projects and the amount of cash and other resources available to us. We would need to reevaluate Cloretazine® (VNP40101M) if the data from any of its clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected.

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

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of June 30, 2008. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

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

Sublicense Agreement

We have granted non-exclusive sublicenses for our synthetic melanin, Melasyn®, to Johnson and Johnson Consumer Companies, Inc. and another sublicensee. In May 2008, we received a license termination notice effective June 7, 2008 from Johnson and Johnson Consumer Companies, Inc. This event did not have a material effect on our results of operations, financial position or cash flows.

License Agreement

In 2005, we entered into an exclusive license agreement for certain novel compounds, hydrazones, with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. In June 2008, the license was terminated effective January 24, 2008. This event did not have a material effect on our results of operations, financial position or cash flows.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2008 and 2007

Revenues.  Revenues from technology license fees were $13,000 and $5,000 for the three-month periods ended June 30, 2008 and 2007, respectively. We have no material source of revenues.

Research and Development Expenses.  Total research and development (R&D) expenses were $5.0 million and $6.5 million for the three-month periods ended June 30, 2008 and 2007, respectively. The decrease in total R&D expenses was due to lower clinical trials expenses of $939,000 and lower other R&D expenses of $586,000. The decrease in clinical trials expenses was primarily due to lower drug production costs for Cloretazine® (VNP40101M) and lower costs associated with our Phase III trial of Cloretazine® (VNP40101M) which was closed to patient accrual in May 2007. Other R&D expenses were lower due to completion of preclinical tests performed by external vendors and reduced consulting fees related to a potential registration filing for Cloretazine® (VNP40101M).

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses were $1.7 million and $2.1 million for the three-month periods ended June 30, 2008 and 2007, respectively. The decrease was due to lower payroll-related expenses primarily due to the reversal of stock-based compensation expense for unvested restricted stock awards canceled in 2008.

Interest Income.  Interest income was $265,000 for the three months ended June 30, 2008, as compared to $998,000 for the same 2007 period. The decrease was due to lower interest rates and, to a lesser extent, lower invested balances in 2008.

Interest Expense.  Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $1.5 million was recorded for each of the three months ended June 30, 2008 and 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net.  Other expense, net was $6,000 and $1,000 for the three-month periods ended June 30, 2008 and 2007, respectively, due to foreign currency exchange rate fluctuations for payments to vendors outside the U.S. denominated in a foreign currency.

Income Taxes.  For the three-month periods ended June 30, 2008 and 2007, a benefit for state capital taxes of $0 and $278,000 was recorded. Included in the 2007 amount was a state tax benefit of $281,000 for the sale of certain research and development tax credit to the State of Connecticut.

Net Loss.  As a result of the foregoing increases in expenses, the net loss was $7.9 million, or $1.06 per share based on weighted average shares outstanding of 7.4 million, for the three months ended June 30, 2008, compared to a net loss of $8.8 million, or $1.33 per share based on weighted average shares outstanding of 6.6 million, for the same 2007 period.

Comparison of the Six-Month Periods Ended June 30, 2008 and 2007

Revenues.  Revenues from technology license fees were $27,000 and $10,000 for the six-month periods ended June 30, 2008 and 2007, respectively. We have no material source of revenues.

Research and Development Expenses.  Total research and development (R&D) expenses were $10.1 million and $12.4 million for the six-month periods ended June 30, 2008 and 2007, respectively. The decrease in total R&D expenses was due to lower clinical trials expenses of $1.5 million and lower other R&D expenses of $840,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Cloretazine® (VNP40101M) which was closed to patient accrual in May 2007 and lower drug production costs for Cloretazine® (VNP40101M). Other R&D expenses were lower due to completion of preclinical tests performed by external vendors related to a potential registration filing for Cloretazine® (VNP40101M).

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses were $3.8 million and $4.1 million for the six-month periods ended June 30, 2008 and 2007, respectively. The decrease was due to lower payroll-related expenses primarily due to the reversal of stock-based compensation expense for unvested restricted stock awards canceled in 2008.

Interest Income.  Interest income was $767,000 for the six months ended June 30, 2008, as compared to $1.7 million for the same 2007 period. The decrease was due to lower interest rates and, to a lesser extent, lower invested balances in 2008.

Interest Expense.  Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $3.0 million and $2.2 million was recorded for the six months ended June 30, 2008 and 2007, respectively, related to our convertible senior notes and warrants issued in February 2007.

Other Expense, Net.  Other expense, net was $12,000 and $4,000 for the six-month periods ended June 30, 2008 and 2007, respectively, due to foreign currency exchange rate fluctuations for payments to vendors outside the U.S. denominated in a foreign currency.

Income Taxes.  For the six-month periods ended June 30, 2008 and 2007, a benefit for state capital taxes of $0 and $272,000 was recorded. Included in the 2007 amount was a state tax benefit of $281,000 for the sale of certain research and development tax credit to the State of Connecticut.

Net Loss.  As a result of the foregoing increases in expenses, the net loss was $16.1 million, or $2.20 per share based on weighted average shares outstanding of 7.3 million, for the six months ended June 30,

2008, compared to a net loss of $16.8 million, or $2.53 per share based on weighted average shares outstanding of 6.6 million, for the same 2007 period.

Liquidity and Capital Resources

Since our inception in 1994, our primary source of cash is through public and private debt and equity offerings. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash is for our product development activities.

At June 30, 2008, we had cash and cash equivalents of $49.9 million, compared to $61.1 million at December 31, 2007. The decrease in 2008 was due to cash used to fund operating activities of $11.2 million and acquisitions of capital equipment of $26,000, partially offset by net proceeds of $3,000 from the issuance of 1,919 shares under employee stock plans. Cash used in operations was primarily to fund product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition.

For the six months ended June 30, 2008 and 2007, non-cash charges included stock-based compensation expense of $1.7 million and $2.2 million, respectively, and non-cash interest expense of $2.3 million and $0, respectively, related to stock issued in payment of interest expense related to our convertible senior notes and warrants issued in February 2007.

Significant changes in operating assets and liabilities were as follows:

Receivables and prepaid expenses decreased $102,000 during the six-month period ended June 30, 2008 primarily due to lower prepaid insurance expense partially offset by higher other prepaid expenses as the timing of payments differed from the recognition of expense. Receivables and prepaid expenses increased $102,000 during the six-month period ended June 30, 2007 primarily due to higher prepaid insurance expense and other prepaid expense as the timing of payments differed from the recognition of expense.

Current liabilities decreased $42,000 during the six-month period ended June 30, 2008 primarily due to a lower accrual for clinical costs as the timing of clinical trial payments differed from the recognition of clinical trial expenses, partially offset by higher payroll-related accruals due to a bonus and retention plan adopted for all employees in July 2008. Current liabilities increased $2.7 million during the six-month period ended June 30, 2007 due to interest accrued related to the convertible senior notes issued in February 2007.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $26,000 and $293,000 for the six months ended June 30, 2008 and 2007, respectively, were primarily for computer software and computer hardware. Capital expenditures for fiscal 2008 are not expected to exceed $250,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the six months ended June 30, 2008, we received net proceeds of $3,000 from the issuance of 1,919 shares of our common stock under employee stock plans. For the six months ended June 30, 2007, we received proceeds of $55.1 million from a private placement of convertible senior notes and warrants, described below, and $14,000 from the issuance of 15,289 shares of our common stock under employee stock plans. All proceeds are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.

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

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $49.9 million at June 30, 2008 will be sufficient to fund our operations through the fourth quarter of 2009. Our current operating plan assumes that we will pay the interest payment on our convertible senior notes due August 15, 2008 in cash. Our current operating plan does not include expenses for the commercial infrastructure and personnel necessary for us to launch Cloretazine® (VNP40101M) as a product for the treatment of AML in the United States, if and when we receive regulatory approval to do so from the FDA. We will have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.

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

Unless we have a product that is generating significant revenues, or generate cash from other sources, we will need to raise substantial capital to complete our product development and clinical trials, and to fund operations beyond the fourth quarter of 2009. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Nasdaq Notice

On March 26, 2008, we announced we had received a letter from the Nasdaq Stock Market, Inc. (Nasdaq) dated March 24, 2008 notifying us that we do not comply with Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2.5 million in stockholders’ equity, or $35 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, Nasdaq is reviewing our eligibility for continued listing on the Nasdaq Capital Marketsm. To facilitate this review, we announced on April 15, 2008 that we had provided a specific plan to achieve and sustain compliance with all the Nasdaq Capital Marketsm listing requirements, including the timeframe for completion of the plan. On May 8, 2008, we announced we had received a letter from Nasdaq dated May 7, 2008 stating that our common stock would be delisted from the Nasdaq Capital Marketsm as of the opening of business on May 16, 2008 for our non-compliance with Marketplace Rule 4310(c)(3). On June 12, 2008, we exercised our right to appeal the delisting determination to a Nasdaq Listings Qualifications Panel and presented a plan for compliance. On July 21, 2008, Nasdaq notified us by letter that our plan was accepted and we had until August 15, 2008 to complete the plan. On August 1, 2008, we informed Nasdaq that we would be unlikely to complete the plan for compliance by August 15, 2008. Therefore, we expect that in the near future we will no longer be listed on the Nasdaq Capital Marketsm and that our common stock will be quoted on the OTC Bulletin Board. Refer to Part II, Item 1A for additional information with respect to the risk factors relating to the Nasdaq action and the potential impact on us if our shares of common stock are delisted from the Nasdaq Capital Marketsm.

Off-Balance Sheet Financing

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

During the first six months of 2008, except for the bonus and retention plan and the interest paid related to our convertible notes, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Available Information

The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:

•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;

•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors, our code of ethics and business conduct applying to our directors, officers and employees, and our code of ethics applying to our chief executive officer, chief financial officer and senior financial officials; and

•	the charters of the Audit Committee and the Compensation Committee of our Board of Directors.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

During the first six months of 2008, there were no significant changes in our disclosures about market risk included in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4.	Controls and Procedures

(a)  Disclosure controls and procedures — Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)  Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A.	Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In particular, we plan to file an NDA in the first half of 2009 based upon our Phase II trial of Cloretazine® (VNP40101M) in previously untreated elderly patients with de novo poor-risk AML. Although preliminary data from this trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in the first half of 2009, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all. If we are not able to file an NDA based on this trial, or if the FDA does not accept an NDA filed by us for review, our business will be materially adversely affected.

Regulatory approval of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML has already been delayed and may be further delayed in light of the fact that our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was put on clinical hold by the FDA in May 2007. That trial was commenced in March 2005 and accrued 268 patients. Although in January 2008 the FDA lifted the clinical hold on the trial and we reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in a new Phase III trial, there can be no assurance that we will start the amended trial at any time in the future, or that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML, or what the timing of that approval might be.

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

In May 2006, we commenced a pivotal Phase II trial of Cloretazine® (VNP40101M) in previously untreated elderly patients with de novo poor-risk AML. Elderly de novo poor-risk AML patients are those elderly patients whose poor-risk AML has not evolved from a prior myelodysplastic syndrome or from prior treatment with chemotherapy. In August 2007, we announced that 85 patients had been enrolled to this trial and that certain sites would remain open and continue to accrue patients to conduct an electrocardiograph evaluation (QT/QTc) sub-study. In December 2007, we announced preliminary data from this trial in a poster at the Annual Meeting of the American Society of Hematology, reporting an overall response rate of 35% in 80 evaluable patients in the trial. Although these preliminary data indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in the first half of 2009, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all.

If we are not able to file an NDA in the first half of 2009, or if the FDA does not accept an NDA filed by us for review, our business will be materially adversely affected. In addition, as a result, we may have to conduct additional clinical trials of Cloretazine® (VNP40101M) before filing an NDA. These additional trials may take years to complete and require substantial additional financing. There can be no assurance that we will be able to start or complete additional clinical trials or that additional financing can be raised to conduct them.

Our Phase III trial of Cloretazine® (VNP40101M) in combination with cytarabine in relapsed AML was initiated in March 2005 and has accrued 268 patients. In May 2007, we announced that we would suspend enrollment and patient treatment pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data from the first 210 treated patients by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary end point, the response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on the trial and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in a new Phase III trial. Among other changes, a new trial is likely to include a lowered dose of Cloretazine® (VNP40101M) in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. We now plan to submit a Special Protocol Assessment (SPA) to the FDA for one or more Phase III clinical trials before starting any new trial. There can be no assurance that we will successfully complete an SPA or that we will start a new trial.

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

We have incurred losses since inception. As of June 30, 2008, we had an accumulated deficit of approximately $225.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and preclinical and clinical trials of product candidates. We expect to continue to incur losses for at least the next several years as we continue our research and development efforts, continue to conduct drug trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

We will need to raise substantial additional capital to fund operations and complete our product development. As of June 30, 2008, we had $49.9 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Cloretazine® (VNP40101M). However, we will not have an approved and marketable product until and if we receive regulatory approval from the FDA or European regulatory authorities. There can be no assurance that we will be approved by the FDA or European regulatory authorities. Under our current operating plan, if we do not have an approved product for sale which is generating significant revenues, we will need to raise substantial additional capital to have sufficient capital to fund our operations beyond the fourth quarter of 2009.

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

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical affairs; Ivan King, Ph.D., our vice president, research and development; and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & control. Effective July 11, 2008, Aileen Ryan, the Vice President, Regulatory Affairs, resigned. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations beyond the fourth quarter of 2009. In July 2008, we adopted a bonus and retention plan covering all our employees, including executive officers. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected. For example, the elements of our intended plan of operations for the next twelve months, which include, among other elements, the filing of an NDA for Cloretazine® (VNP40101M), could be delayed in the event of further management departures.

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

We are aware that Ben Venue Laboratories, Inc. (Ben Venue), our manufacturer of Cloretazine® (VNP40101M) finished product, received a Warning Letter from the FDA in November 2007. On March 21, 2008, we were notified by Ben Venue that the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. On April 23, 2008, Ben Venue informed us that it had submitted a response to the FDA proposing a plan to address the issues identified in the 483. On June 9, 2008, Ben Venue informed us that a meeting had been held with the FDA on June 3, 2008. Following the meeting, the FDA notified Ben Venue by letter that its compliance status would be changed in the FDA databases to “Approvable”. The letter from the FDA further indicated that this change would allow for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. On June 5, 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, our ability to obtain FDA approval to manufacture Cloretazine® (VNP40101M) for commercial purposes could be delayed. We believe that we have sufficient inventory of Cloretazine® (VNP40101M) to conduct its current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Cloretazine® (VNP40101M) in the future, we will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.

Our product candidates for preclinical and clinical trials are manufactured in small quantities by third-party manufacturers. We have not validated the manufacturing process for Cloretazine® (VNP40101M) to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. This may require seeking out additional manufacturing partners who may have different equipment requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

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

On March 26, 2008, we announced we had received a letter from the Nasdaq Stock Market, Inc. dated March 24, 2008 notifying us that we do not comply with Marketplace Rule 4310(c)(3) which requires us to have a minimum of $2.5 million in stockholders’ equity, or $35 million market value of listed securities, or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. As a result, Nasdaq is reviewing our eligibility for continued listing on the Nasdaq Capital Marketsm. To facilitate this review, we announced on April 15, 2008 that we had provided a specific plan to achieve and sustain compliance with all the Nasdaq Capital Marketsm listing requirements, including the timeframe for completion of the plan. On May 8, 2008, we announced we had received a letter from Nasdaq dated May 7, 2008 stating that our common stock will be delisted from the Nasdaq Capital Marketsm as of the opening of business on May 16, 2008 for non-compliance with Marketplace Rule 4310(c)(3). On June 12, 2008, we exercised our right to appeal the delisting determination to a Nasdaq Listings Qualifications Panel and presented a plan for compliance. On July 21, 2008, Nasdaq notified us by letter that our plan was accepted and we had until August 15, 2008 to complete the plan. On August 1, 2008, we informed Nasdaq that we would be unlikely to complete the plan for compliance by August 15, 2008. Therefore, we expect that, in the near future, we will no longer be listed on the Nasdaq Capital Marketsm.

In the event of a delisting, we anticipate that our common stock would be quoted on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.

A delisting from the Nasdaq Capital Marketsm will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are a party to several registration rights agreements, which require us to maintain the effectiveness of registration statements relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes. If we are ineligible to use Form S-3, we will need to file new registration statements with the SEC on some other permitted form and maintenance of the effectiveness of such registration statements will become extremely difficult. Under the applicable registration rights agreements, we could become subject to certain liquidated damages upon and during the continuance of any such failure. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

ITEM 6.	Exhibits

10.1	Amendment No. 4 to Employment Agreement of Alan Kessman, dated June 23, 2008, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2008, is incorporated herein by reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	VION PHARMACEUTICALS, INC.

	By:	/s/ Howard B. Johnson Howard B. Johnson President and Chief Financial Officer

Exhibit Index

10.1	Amendment No. 4 to Employment Agreement of Alan Kessman, dated June 23, 2008, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2008, is incorporated herein by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002