Form 10-Q
period 2008-09-30
VION PHARMACEUTICALS INC
filed 2008-11-06
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 3, 2008 was 8,008,847.

VION PHARMACEUTICALS, INC.

     In this report, unless the context otherwise requires, the terms “Vion,” “the Company,” ‘‘we,’’ ‘‘us,’’ and ‘‘our’’ refer to Vion Pharmaceuticals, Inc.
     We own or have rights to various copyrights, trademarks and trade names used in our business including the following: laromustine (Cloretazine®, VNP40101M), Triapine®, MELASYN® and TAPET®. This report also includes other trademarks, service marks and trade names of other companies.
The accompanying notes are an integral part of these financial statements.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$42,755	$61,067
Available-for-sale securities	8	31
Accounts receivable	23	75
Prepaid expenses	65	263
Deferred issuance costs	250	250

Total current assets	43,101	61,686
Deferred issuance costs, net of current portion	593	780
Property and equipment, net	497	704
Security deposits	25	25

Total assets	$44,216	$63,195

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accrued expenses	$3,586	$3,716
Accounts payable	836	1,116
Accrued payroll and payroll-related expenses	1,177	814
Interest payable	581	1,744
Deferred revenue	18	18

Total current liabilities	6,198	7,408

Deferred revenue, net of current portion	292	305
Convertible senior notes	55,139	54,275

Total liabilities	61,629	61,988

Shareholders’ (Deficit) Equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,008,847 and 7,551,602 shares at September 30, 2008 and December 31, 2007, respectively	80	76
Additional paid-in capital	214,587	210,246
Accumulated other comprehensive income	8	31
Deficit accumulated during the development stage	(232,088)	(209,146)

Total shareholders’ (deficit) equity	(17,413)	1,207

Total liabilities and shareholders’ (deficit) equity	$44,216	$63,195

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the
					Period from
					May 1, 1994
					(Inception)
					through
	For the Three Months		For the Nine Months		September
	Ended September 30,		Ended September 30,		30,
(In thousands, except per share data)	2008	2007	2008	2007	2008
Revenues:
Technology license fees	$8	$6	$35	$16	$4,632
Research and laboratory support fees	—	—	—	—	5,932
Contract research grants	—	—	—	—	2,501

Total revenues	8	6	35	16	13,065

Operating expenses:
Clinical trials	2,060	3,490	7,867	10,781	81,072
Other research and development	1,620	2,786	5,892	7,898	98,492

Total research and development	3,680	6,276	13,759	18,679	179,564
Marketing, general and administrative	1,872	2,279	5,655	6,387	50,819

Total operating expenses	5,552	8,555	19,414	25,066	230,383

Loss from operations	(5,544)	(8,549)	(19,379)	(25,050)	(217,318)
Interest income	224	938	991	2,603	13,623
Interest expense	(1,521)	(1,423)	(4,539)	(3,652)	(9,888)
Other expense, net	(3)	—	(15)	(4)	(217)

Loss before income taxes	(6,844)	(9,034)	(22,942)	(26,103)	(213,800)
Income tax provision (benefit)	—	3	—	(269)	(456)

Net loss	(6,844)	(9,037)	(22,942)	(25,834)	(213,344)
Preferred stock dividends and accretion	—	—	—	—	(18,489)

Loss applicable to common shareholders	$(6,844)	$(9,037)	$(22,942)	$(25,834)	$(231,833)

Basic and diluted loss applicable to common shareholders per share	$(0.92)	$(1.33)	$(3.12)	$(3.87)

Basic and diluted weighted-average number of shares of common stock outstanding	7,449	6,774	7,355	6,683

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
(Unaudited)

				Accumulated		Total
			Additional	Other		Shareholders’
	Common Stock		Paid-in	Comprehensive	Accumulated	(Deficit)
(In thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2007	7,551,602	$76	$210,246	$31	$(209,146)	$1,207
Issuance of common stock for interest payment — February 2008	538,122	5	2,319			2,324
Stock-based compensation expense			2,018			2,018
Restricted stock awards, net	(82,796)	(1)	1			—
Exercise of stock options	200	—	1			1
Issuance of common stock under employee benefit plan	1,719	—	2			2
Change in net unrealized gains and losses				(23)		(23)
Net loss					(22,942)	(22,942)

Comprehensive loss						(22,965)

Balance at September 30, 2008	8,008,847	$80	$214,587	$8	$(232,088)	$(17,413)

The accompanying notes are an integral part of these financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The Period
	For the Nine Months		From May 1, 1994
	Ended September 30,		(Inception) through
(In thousands)	2008	2007	September 30, 2008
Cash flows from operating activities:
Net loss	$(22,942)	$(25,834)	$(213,344)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	2,018	3,390	9,555
Stock issued in payment of interest	2,324	2,260	4,584
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	1,051	809	2,181
Depreciation and amortization	254	214	3,817
Loss on equipment disposals	6	—	18
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	250	55	(87)
Other assets	—	—	(22)
Current liabilities	(1,210)	1,426	6,145
Deferred revenue	(13)	(14)	310

Net cash used in operating activities	(18,262)	(17,694)	(181,248)

Cash flows from investing activities:
Acquisition of equipment	(53)	(374)	(3,388)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052

Net cash used in investing activities	(53)	(374)	(3,388)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	55,151	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	3	14	112,372
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)

Net cash provided by financing activities	3	55,165	227,391

Change in cash and cash equivalents	(18,312)	37,097	42,755
Cash and cash equivalents, beginning of period	61,067	30,914	—

Cash and cash equivalents, end of period	$42,755	$68,011	$42,755

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
4. Per Share Data – Anti-dilution
     As of September 30, 2008, the Company had outstanding warrants to purchase 1,136,730 shares of its common stock at exercise prices between $20.00 and $32.50 per share, outstanding stock options to purchase 399,645 shares of its common stock at exercise prices between $3.59 and $178.75 per share and 559,460 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.
5. Convertible Senior Notes and Warrants
     In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due 2012 (the Notes) and warrants to purchase up to an additional 780,000 shares of its common stock. The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and warrants.
     The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations. The Company issued 538,122 shares of its common stock in payment of interest on February 15, 2008.
     For the three and nine months ended September 30, 2008, the Company incurred interest expense of $1.5 million and $4.5 million, respectively, which included amortization expense of $358,000 and $1.1 million, respectively. For the three and nine months ended September 30, 2007, the Company incurred interest expense of $1.4 million and $3.7 million, respectively, which included amortization expense of $325,000 and $809,000, respectively.
     In connection with the placement of the Notes and warrants, the Company entered into a registration rights agreement with the initial purchaser which requires the Company to use its best efforts to maintain the effectiveness of the registration statement relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of its outstanding notes by holders of such warrants and notes (the Registrable Securities). In connection therewith, a shelf registration statement for the Registrable Securities became effective on August 3, 2007. On August 15, 2008, the Company’s common stock was delisted from the Nasdaq Capital MarketSM. The delisting made the Company ineligible to use Form S-3 to register the sale of shares of its common stock or to register the resale of its securities held by certain of its security holders with the Securities and Exchange Commission (the SEC). As such, the Company will need to file and make effective a new registration statement with the SEC on some other permitted form no later than the filing date of its Annual Report on Form 10-K for the year ending December 31, 2008 (the Annual Report), which is required to be filed with the SEC by March 31, 2009. In the future, if the Company does not make effective a new registration statement for the Registrable Securities by the date of the filing of its Annual Report, it could become subject to certain liquidated damages, in the form of additional interest on the principal amount of the Notes outstanding, as follows. During the first 90 days following a failure to maintain its registration obligation, the additional interest would be in the amount of 0.25% per annum, increasing at the end of such 90-day period by 0.25% per annum, subject to a maximum rate of 8.25% per annum for the duration of such failure. The interest payable on the Notes would return to the initial interest rate of 7.75% once the Company regained compliance with its registration obligation with respect to all of the Registrable Securities.
6. Stock-Based Compensation
     Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2008, the Company recognized net stock-based compensation expense of $326,000 and $2.0 million, respectively, which included the cancellation of 56,166 shares and 110,796 shares, respectively, of restricted stock resulting in the reversal of previously recorded compensation expense of $635,000 and $1.2 million, respectively, as the conditions for vesting were not met. For the three and nine months ended September 30, 2007, the Company recorded stock-based compensation expense of $1.2 million and $3.4 million, respectively.
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

7. Income Taxes
     For the three and nine months ended September 30, 2008, the Company did not record a provision for minimum state capital taxes due to its shareholders’ deficit. For the three and nine months ended September 30, 2007, the Company recorded a state tax provision (benefit) of $3,000 and $(269,000), respectively. Included in the amount recorded for the nine months ended September 30, 2007 was a state tax benefit of $281,000 for the sale of certain research and development tax credits to the State of Connecticut, net of a provision for state capital taxes.
     Except for the provisions recorded for minimum state capital taxes and the benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in its consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of September 30, 2008.
8. Commitments and Contingencies
     In July 2008, the Company adopted a retention plan (the “Plan”) covering each Company employee, including its executive officers. Under the Plan, which was approved by the Company’s board of directors, each employee is entitled to a retention payment payable in three installments through January 31, 2009, subject only to the employee’s continuous employment with the Company through the applicable retention payment date. Retention payments due under this Plan are being expensed ratably over 2008 and the accrual for such payments is included in the condensed consolidated balance sheet. Under the Plan, each employee is also entitled to severance of a certain amount, if they are terminated without cause or following a change of control of the Company prior to December 31, 2009. While each of the executive officers (other than Mr. Kessman whose employment agreement already provides for severance upon either termination without cause or upon a change of control) are already party to Change of Control Severance Agreements with the Company, the Plan also provides for severance, if the executive officers are terminated without cause prior to December 31, 2009.
     The Company leases its office and laboratory facilities in New Haven, Connecticut. The Company entered into an amendment of its lease effective October 1, 2008 to reduce expenses through the surrender of 4,738 rentable square feet which resulted in a change in total base annual rent for all leased premises from $288,618 per year to $236,500 per year. Vion expects total savings related to the reduction in rentable square feet to approximate $288,000 over the remaining term of the lease. The term of the lease will continue to run through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease.
     During the first nine months of 2008, except for the retention plan and change in lease payments, described above, and the payment of interest related to the Notes described in Note 5, there were no significant changes in the Company’s reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under its license agreements and potential cancellation fees under various agreements at December 31, 2007.

9. Fair Value Measurement
     On January 1, 2008, the Company adopted Statement of Accounting Standards No. 157, ‘‘Fair Value Measurements,’’ (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 for all financial assets and liabilities, and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 did not have a material effect on its results of operations, financial position or cash flows.
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
10. Regulatory Matters
     The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of laromustine (Cloretazine®, VNP40101M) finished product, received a Warning Letter from the U.S. Food and Drug Administration (FDA) in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. Ben Venue informed the Company that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs (New Drug Application), ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, the Company was notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, the Company’s ability to obtain FDA approval to manufacture laromustine (Cloretazine®, VNP40101M) for commercial purposes could be delayed. The Company believes that it has sufficient inventory of laromustine (Cloretazine®, VNP40101M) to conduct its current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of laromustine (Cloretazine®, VNP40101M) in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.
11. Liquidity
     Based on the Company’s current operating plan, management estimates that its existing cash and cash equivalents totaling $42.8 million at September 30, 2008 will be sufficient to fund operations through the fourth quarter of 2009. The Company’s current operating plan does not include expenses for the commercial infrastructure and personnel necessary to launch laromustine (Cloretazine®, VNP40101M) as a product for the treatment of acute myelogenous leukemia (AML) in the United States, if and when regulatory approval to do so is received from the FDA. The Company will have to raise additional capital to complete its product development and clinical trials, and to fund operations in 2010 and beyond. The Company will also have to raise additional capital if it does not identify a sales and marketing partner and therefore needs to commercialize the product itself. There can be no assurance that the Company will be able to raise additional capital, nor what the terms of any financing might be. On August 15, 2008, the Company’s common stock was delisted from the Nasdaq Capital MarketSM for failure to meet certain of Nasdaq’s continued listing requirements and is now quoted on the OTC Bulletin Board. Refer to Part II, Item 1A for additional information with respect to the risk factors relating to the impact on the Company of its shares of common stock being delisted from the Nasdaq Capital MarketSM.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements under ‘‘Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘potential,’’ ‘‘seek,’’ ‘‘project,’’ ‘‘predict,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. These statements are subject to risks and uncertainties that may cause actual results and events to differ significantly. A detailed discussion of risks attendant to the forward-looking statements is included under ‘‘Part II. Item 1A. Risk Factors’’ The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission. We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.
Overview
     We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, preparing to file for regulatory approval of our lead product candidate, laromustine (Cloretazine®, VNP40101M), conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities.
     Our Company has been focused over the last three years on executing a clinical development plan for our lead product candidate, laromustine (Cloretazine®, VNP40101M), in acute myelogenous leukemia (AML). Our efforts and resources are primarily focused on seeking and obtaining regulatory approval of laromustine (Cloretazine®, VNP40101M) for use in the United States for the treatment of AML. We believe that use of the drug for the treatment of AML presents our best opportunity for an approved product for commercialization.
     In early 2009, we plan to file a New Drug Application (NDA) for laromustine (Cloretazine®, VNP40101M) with the U.S. Food and Drug Administration (FDA) based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous trial of laromustine (Cloretazine®, VNP40101M) in elderly AML. Although the preliminary data from the pivotal trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in early 2009, or at any time, or that the NDA will be approved on a timely basis by the FDA, if at all.
     In January 2008, we announced that the FDA had lifted the clinical hold on our Phase III trial of laromustine (Cloretazine®, VNP40101M) in combination with cytarabine in relapsed AML. The FDA had placed the trial on clinical hold in May 2007 after we suspended enrollment and treatment of patients at the recommendation of the trial’s data safety monitoring board (DSMB).

     We now plan to submit a Special Protocol Assessment (SPA) to the FDA for one or more additional Phase III studies before starting any new trial. There can be no assurance that we will successfully complete an SPA or that we will start a new Phase III trial.
     We have limited resources to allocate to additional clinical trials of laromustine (Cloretazine®, VNP40101M). We are currently evaluating laromustine (Cloretazine®, VNP40101M) in four clinical trials: (i) as a single agent in a sub-study of our pivotal Phase II trial for an electrocardiograph evaluation (QT/QTc) related to the use of our drug in elderly de novo poor-risk AML patients; (ii) in combination with temozolomide in an investigator-sponsored Phase I/II trial in adult brain tumors; (iii) in combination with stem cell transplantation in an investigator-sponsored Phase I trial of poor-prognosis hematologic malignancies; and (iv) in combination with cytarabine in an investigator-sponsored Phase I/II trial in elderly patients with previously untreated AML and high-risk myelodysplastic syndromes (MDS).
     We have entered into agreements to conduct two additional investigator-sponsored trials of laromustine (Cloretazine®, VNP40101M): (i) a multi-center Phase I/II clinical trial of laromustine (Cloretazine®, VNP40101M) with remission-induction therapy in patients aged 18-60 with previously untreated AML and a poor prognosis based on their cytogenetic profile, and (ii) a multi-center Phase III clinical trial of laromustine (Cloretazine®, VNP40101M) with standard remission-induction therapy in patients aged 18-65 with previously untreated AML and MDS. These trials are expected to enroll their first patients in 2008.
     We have limited resources to apply to our second product candidate, Triapine®. Triapine® is under evaluation in four clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program.
     We are not at this time allocating any resources to other preclinical product candidates in our portfolio, which include VNP40541 and TAPET®. We continue to seek development partners for these product candidates.
     Our plan of operations for the next twelve months currently includes the following elements:
•	Prepare for and file a NDA for laromustine (Cloretazine®, VNP40101M) with the FDA;

•	Conduct pre-launch commercialization activities for laromustine (Cloretazine®, VNP40101M);

•	Conduct Vion-sponsored and support investigator-sponsored clinical studies of laromustine (Cloretazine®, VNP40101M) as a single agent or in combination with standard chemotherapy treatments;

•	Submit a SPA to the FDA for one or more Phase III trial(s) of laromustine (Cloretazine®, VNP40101M);

•	Support clinical studies sponsored by the NCI of Triapine®; and

•	Continue to seek development partners, collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties for all of our product development programs.
     Our plan of operations could be revised or amended by us as a result of many factors, including, among other things, developments with respect to our drug trials and other research projects and the amount of cash and other resources available to us. We would need to reevaluate the development of laromustine (Cloretazine®, VNP40101M) if the data from any of its clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected.

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
     We cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed to proceed through Phase III or registration clinical trials, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating disease or may have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product.
     We expect that we will need to enter into and complete Phase III or registration clinical trials of our products in order to apply for regulatory approval. If we achieve successful completion of Phase III or registrational trials, which have commenced or which we may in the future commence, of which there can be no certainty, we intend to submit the results to the FDA to support an application for regulatory approval of the product.
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
     Our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. We have provided pro forma disclosure in the notes to our consolidated financial statements of share-based payments for periods presented prior to January 1, 2006 in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure’’ (“SFAS 148”).
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
Income Taxes
     Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of September 30, 2008. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.
Recently Issued Accounting Standards
     On January 1, 2008, we adopted Statement of Accounting Standards No. 157, ‘‘Fair Value Measurements,’’ (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis.
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
Results of Operations
 Comparison of the Three-Month Periods Ended September 30, 2008 and 2007
     Revenues. Revenues from technology license fees were $8,000 and $6,000 for the three-month periods ended September 30, 2008 and 2007, respectively. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $3.7 million and $6.3 million for the three-month periods ended September 30, 2008 and 2007, respectively. The decrease in total R&D expenses was due to lower clinical trials expenses of $1.4 million and lower other R&D expenses of $1.2 million. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of laromustine (Cloretazine®, VNP40101M) which was closed to patient accrual in May 2007 and lower drug production costs for laromustine (Cloretazine®, VNP40101M). Other R&D expenses were lower due to completion of preclinical and toxicology testing performed by external vendors necessary for a potential NDA filing for laromustine (Cloretazine®, VNP40101M) and the reversal of stock-based compensation expense for unvested restricted stock awards canceled in 2008.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1.9 million and $2.3 million for the three-month periods ended September 30, 2008 and 2007, respectively. The decrease was due to lower stock-based compensation expense and lower professional fees.
     Interest Income. Interest income was $224,000 for the three months ended September 30, 2008, as compared to $938,000 for the same 2007 period. The decrease was due to lower interest rates and, to a lesser extent, lower invested balances in 2008.
     Interest Expense. Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $1.5 million and $1.4 million was recorded for the three months ended September 30, 2008 and 2007, respectively, related to our convertible senior notes and warrants issued in February 2007.
     Other Expense, Net. Other expense, net was $3,000 and $0 for the three-month periods ended September 30, 2008 and 2007, respectively, due to foreign currency exchange rate fluctuations for payments to vendors outside the U.S. denominated in a foreign currency.
     Income Taxes. For the three-month periods ended September 30, 2008 and 2007, a provision for state capital taxes of $0 and $3,000, respectively, was recorded.
     Net Loss. As a result of the foregoing decreases in expenses, the net loss was $6.8 million, or $0.92 per share based on weighted-average shares outstanding of 7.4 million, for the three months ended September 30, 2008, compared to a net loss of $9.0 million, or $1.33 per share based on weighted-average shares outstanding of 6.8 million, for the same 2007 period.
 Comparison of the Nine-Month Periods Ended September 30, 2008 and 2007
     Revenues. Revenues from technology license fees were $35,000 and $16,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $13.8 million and $18.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease in total R&D expenses was due to lower clinical trials expenses of $2.9 million and lower other R&D expenses of $2.0 million. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of laromustine (Cloretazine®, VNP40101M) which was closed to patient accrual in May 2007 and lower drug production costs for laromustine (Cloretazine®, VNP40101M). Other R&D expenses were lower due to completion of preclinical and toxicology testing performed by external vendors necessary for a potential NDA filing for laromustine (Cloretazine®, VNP40101M), and reversal of stock-based compensation expense for unvested restricted stock awards canceled in 2008.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $5.7 million and $6.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The decrease was due to lower stock-based compensation expense and lower professional fees, partially offset by higher compensation expense associated with the retention plan adopted in July 2008.
     Interest Income. Interest income was $991,000 for the nine months ended September 30, 2008, as compared to $2.6 million for the same 2007 period. The decrease was due to lower interest rates and, to a lesser extent, lower invested balances in 2008.
     Interest Expense. Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $4.5 million and $3.7 million was recorded for the nine months ended September 30, 2008 and 2007, respectively, related to our convertible senior notes and warrants issued in February 2007.
     Other Expense, Net. Other expense, net was $15,000 and $4,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, due to foreign currency exchange rate fluctuations for payments to vendors outside the U.S. denominated in a foreign currency.
     Income Taxes. For the nine-month periods ended September 30, 2008 and 2007, a benefit for state capital taxes of $0 and $269,000, respectively, was recorded. Included in the 2007 amount was a state tax benefit of $281,000 for the sale of certain research and development tax credits to the State of Connecticut.
     Net Loss. As a result of the foregoing decreases in expenses, the net loss was $22.9 million, or $3.12 per share based on weighted-average shares outstanding of 7.4 million, for the nine months ended September 30, 2008, compared to a net loss of $25.8 million, or $3.87 per share based on weighted-average shares outstanding of 6.7 million, for the same 2007 period.
Liquidity and Capital Resources
     Since our inception in 1994, our primary source of cash has been through public and private debt and equity offerings. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash is for our product development activities.
     At September 30, 2008, we had cash and cash equivalents of $42.8 million, compared to $61.1 million at December 31, 2007. The decrease in 2008 was due to cash used to fund operating activities of $18.3 million and acquisitions of capital equipment of $53,000, partially offset by net proceeds of $3,000 from the issuance of 1,919 shares under employee stock plans. Cash used in operations was primarily to fund product development activities as well as for working capital and general corporate purposes.
 Cash Used in Operating Activities
     Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, changes in operating assets and liabilities, or differences in the timing of cash flows and earnings/expense recognition.
     For the nine months ended September 30, 2008 and 2007, non-cash charges included stock-based compensation expense of $2.0 million and $3.4 million, respectively, and non-cash interest expense of $2.3 million for each of the periods related to stock issued in payment of interest expense related to our convertible senior notes issued in February 2007.
     Significant changes in operating assets and liabilities were as follows:
     Receivables and prepaid expenses decreased $250,000 during the nine-month period ended September 30, 2008 primarily due to lower prepaid insurance expense partially offset by higher other prepaid expenses as the timing of payments differed from the recognition of expense. Receivables and prepaid expenses decreased $55,000 during the nine-month period ended September 30, 2007 primarily due to lower prepaid insurance expense and other prepaid expense as the timing of payments differed from the recognition of expense.
     Current liabilities decreased $1.2 million during the nine-month period ended September 30, 2008 primarily due to a lower accrual of interest related to the convertible senior notes issued in February 2007, partially offset by higher payroll-related accruals due to a retention plan adopted in July 2008. Current liabilities increased $1.4 million during the nine-month period ended September 30, 2007 due primarily to interest accrued related to the convertible senior notes issued in February 2007 and an increase in accounts payables to outside vendors for services associated with a potential registration filing for laromustine (Cloretazine®, VNP40101M).

 Cash Used in Investing Activities
     Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $53,000 and $374,000 for the nine months ended September 30, 2008 and 2007, respectively, were primarily for computer software, computer hardware and office equipment. Capital expenditures for fiscal 2008 are not expected to exceed $150,000.
 Cash Provided by Financing Activities
     Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the nine months ended September 30, 2008, we received net proceeds of $3,000 from the issuance of 1,919 shares of our common stock under employee stock plans. For the nine months ended September 30, 2007, we received proceeds of $55.2 million from a private placement of convertible senior notes and warrants, described below, and $14,000 from the issuance of 15,289 shares of our common stock under employee stock plans. All proceeds are being and will be used to fund clinical and preclinical product development activities, and for working capital and general corporate purposes.
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
     The notes bear interest at a rate of 7.75% per year, payable on February 15 and August 15 of each year, beginning on August 15, 2007. Interest may be paid at the Company’s option in cash or registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the interest payment due, in each case at our option, from the date of issuance until repayment in full or until an earlier conversion, redemption or repurchase.
     The notes and the Indenture under which they were issued restrict us from incurring indebtedness or other obligations, including senior secured indebtedness or other secured obligations, in the future.
     The notes shall automatically convert at any time prior to maturity if the closing price per share of the common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period; and further provided that only those notes (i) for which a shelf registration statement was in effect with respect to the resale of the shares of common stock issuable upon automatic conversion for each day during such 30-consecutive trading day period or (ii) for which the shares issuable upon automatic conversion may be freely transferred pursuant to Rule 144(k) under the Act, shall be automatically converted. Upon any automatic conversion of the notes, we shall pay to holders an amount equal to $232.50 per $1,000 principal amount of notes so converted, less the amount of any interest paid on such notes prior to the conversion date. This payment may be made at the Company’s option in cash, registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the make-whole payment due.

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
 Future Cash Requirements
     Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $42.8 million at September 30, 2008 will be sufficient to fund our operations through the fourth quarter of 2009. Our current operating plan does not include expenses for the commercial infrastructure and personnel necessary for us to launch laromustine (Cloretazine®, VNP40101M) as a product for the treatment of AML in the United States, if and when we receive regulatory approval to do so from the FDA. We will have to raise additional capital to operate the Company in 2010 and beyond. We will also have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.
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
     We will need to raise substantial capital to fund operations in 2010 and beyond including the completion of our product development and clinical trials and the potential commercialization of our product. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.
 Nasdaq Delisting
     On August 15, 2008, we announced that we had been delisted from the Nasdaq Capital MarketSM. Our common stock is now quoted on the OTC Bulletin Board under the symbol “VION.” Refer to Part II, Item 1A for additional information with respect to the risk factors relating to the impact on us of our shares of common stock being delisted from the Nasdaq Capital MarketSM.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations
     During the first nine months of 2008, except for the retention plan, interest paid related to our convertible notes, and the facility lease amendment effective October 1, 2008, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Copies of our filings with the Securities and Exchange Commission (“SEC”) can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first nine months of 2008, there were no significant changes in our disclosures about market risk included in Part II, ‘‘Item 7A. Quantitative and Qualitative Disclosures about Market Risk’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
ITEM 4. Controls and Procedures
     (a) Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
     (b) Changes in internal control over financial reporting – There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
     There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ‘‘Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2008. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     In particular, we plan to file an NDA in early 2009 based upon our pivotal Phase II trial of laromustine Cloretazine®, VNP40101M) in previously untreated elderly patients with de novo poor-risk AML supplemented by data from a previous trial of laromustine (Cloretazine®, VNP40101M) in elderly AML. Although preliminary data from the pivotal trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that we will be able to file an NDA based on the data from this trial in early 2009, or at any time, or that the NDA will be approved on a timely basis by the FDA, if it all. If we are not able to file an NDA based on this trial, or if the FDA does not accept an NDA filed by us for review, our business will be materially adversely affected.
     Regulatory approval of laromustine (Cloretazine®, VNP40101M) in combination with cytarabine in relapsed AML has already been delayed and may be further delayed in light of the fact that our Phase III trial of laromustine (Cloretazine®, VNP40101M) in combination with cytarabine in relapsed AML was put on clinical hold by the FDA in May 2007. Although in January 2008 the FDA lifted the clinical hold on the trial, there can be no assurance that we will start a new Phase III trial at any time in the future, or that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of laromustine (Cloretazine®, VNP40101M) in combination with cytarabine in relapsed AML, or what the timing of that approval might be.
In the near term, we are heavily dependent on the success of our lead product candidate laromustine (Cloretazine®, VNP40101M) which is still under development. If laromustine (Cloretazine®, VNP40101M) is not successful in clinical trials or we do not obtain FDA approval of laromustine (Cloretazine®, VNP40101M), or if FDA delays approval or narrows the indications for which we may market laromustine (Cloretazine®, VNP40101M), our business will be materially adversely affected.
     We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of laromustine (Cloretazine®, VNP40101M) and, in particular and in the nearer term, for the treatment of previously untreated elderly patients with de novo poor-risk AML. We have focused substantially all of our resources on the development of laromustine (Cloretazine®, VNP40101M). The commercial success of laromustine (Cloretazine®, VNP40101M) will depend on several factors, including filing an NDA based on our pivotal Phase II clinical trial for laromustine (Cloretazine®, VNP40101M) in elderly patients with de novo poor-risk AML; receipt of approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities through third party manufacturers; successfully launching commercial sales and distribution of the products, either ourselves or through third parties; and acceptance of the products in the medical community and by third party payers, none of which can be assured. If the FDA and similar foreign regulatory authorities do grant approval for laromustine (Cloretazine®, VNP40101M), they may narrow the indications for which we are permitted to market it, may impose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for laromustine (Cloretazine®, VNP40101M) and any obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing our lead product candidate laromustine (Cloretazine®, VNP40101M), or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.
     We plan to file an NDA based on our pivotal Phase II clinical trial in early 2009. If we are not able to file an NDA in early 2009, or if the FDA does not accept an NDA filed by us for review, or if the FDA delays approval or does not approve an NDA filed by us, our business will be materially adversely affected. In addition, as a result, we may have to conduct additional clinical trials of or provide additional information for laromustine (Cloretazine®, VNP40101M) before regulatory approval may be obtained. These additional trials or compilation of requested information may take substantial time, if not years, to complete and require substantial additional financing. There can be no assurance that we will be able to start or complete additional clinical trials or that additional financing can be raised to conduct them.
     In May 2007, we announced that we would suspend enrollment and patient treatment of our Phase III trial of laromustine (Cloretazine®, VNP40101M) in combination with cytarabine in relapsed AML pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary end point, the response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on the trial and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in a new Phase III trial.
     We now plan to submit a Special Protocol Assessment (SPA) to the FDA for one or more Phase III clinical trials before starting any new trial. There can be no assurance that we will successfully complete an SPA or that we will start a new trial.
     We would need to reevaluate the development of laromustine (Cloretazine®, VNP40101M) if the data from any of its clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

If we continue to incur operating losses, we may be unable to continue our operations.
     We have incurred losses since inception. As of September 30, 2008, we had an accumulated deficit of approximately $232.1 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and preclinical and clinical trials of product candidates. We expect to continue to incur losses for at least the next several years as we continue our research and development efforts, continue to conduct drug trials and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.
If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.
     We will need to raise substantial additional capital to fund operations and complete our product development. As of September 30, 2008, we had $42.8 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of laromustine (Cloretazine®, VNP40101M). However, we will not have an approved and marketable product until and if we receive regulatory approval from the FDA or European regulatory authorities. There can be no assurance that we will be approved by the FDA or European regulatory authorities. Under our current operating plan, we will need to raise substantial additional capital to fund our operations in 2010 and beyond.
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
     We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical affairs; Ivan King, Ph.D., our vice president, research and development; and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & control. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations in 2010 and beyond. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. Although we adopted a retention plan in July 2008 covering all our employees through January 31, 2009, there can be no assurance that any of our senior management or scientific personnel will remain with the company through or beyond that date. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected. For example, the elements of our intended plan of operations for the next twelve months, which include, among other elements, the filing of an NDA for laromustine (Cloretazine®, VNP40101M), could be delayed in the event of further management departures.
We rely on third-party manufacturers to manufacture our product candidates. If these third-party manufacturers fail to manufacture product candidates of satisfactory quality, in a timely manner, in sufficient quantities or at acceptable costs, development and commercialization of our products could be delayed.
     We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs or in validating drug manufacturing processes. We have contracted with two third-party manufacturers, SAFC and Ben Venue Laboratories, Inc. (Ben Venue), to produce our product candidates for regulatory approvals and clinical trials. We have limited supplies of our product candidates for clinical trials. If our supplies are damaged or destroyed, either during storage or shipping or otherwise, our clinical trials may be delayed, which could have a material adverse effect on our business. We further intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute commercial quantities of our product candidates. We will also rely on our third-party manufacturing partners to work with us to complete the Chemistry, Manufacturing and Control, or CMC, section of any nondisclosure agreements or any marketing approval application we may file.
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
     We are aware that Ben Venue Laboratories, Inc. (Ben Venue), our manufacturer of laromustine (Cloretazine® ,VNP40101M) finished product, received a Warning Letter from the U.S Food and Drug

Administration (FDA) in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. Ben Venue informed us that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, our ability to obtain FDA approval to manufacture laromustine (Cloretazine®, VNP40101M) for commercial purposes could be delayed. We believe that we have sufficient inventory of laromustine (Cloretazine®, VNP40101M) to conduct our current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of laromustine (Cloretazine®, VNP40101M) in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.
     Our product candidates for preclinical and clinical trials are manufactured in small quantities by third-party manufacturers. We have not validated the manufacturing process for laromustine (Cloretazine®, VNP40101M) to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. This may require seeking out additional manufacturing partners who may have different equipment requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.
Our common stock has been delisted from the Nasdaq Capital MarketSM. Among other things, delisting from the Nasdaq Capital MarketSM may make it more difficult for investors to trade in our securities and may make it more difficult for us to raise additional capital.
     On August 15, 2008, our common stock was delisted from the Nasdaq Capital MarketSM for failure to meet certain of Nasdaq’s continued listing requirements. Our common stock is now quoted on the OTC Bulletin Board under the symbol “VION.” As a result, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market. The listing of our securities on the OTC Bulletin Board may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being traded on the OTC Bulletin Board also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue-sky laws if we were to sell additional securities.
     The delisting from the Nasdaq Capital MarketSM also made us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are also party to registration rights agreements, which require us to use our best efforts to maintain the effectiveness of registration statements relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes (the Registrable Securities). As we are ineligible to use Form S-3, we will need to file new registration statements with the SEC on some other permitted form no later than the filing date of our Annual Report on Form 10-K for the year ending December 31, 2008 (the Annual Report), which is required to be filed with the SEC by March 31, 2009. In the future, if we do not make effective a new registration statement for the Registrable Securities by the date of the filing of our Annual Report, we could become subject to certain liquidated damages, in the form of additional interest on the principal amount of the Notes outstanding, as follows. During the first 90 days following a failure to maintain our registration obligation, the additional interest would be in the amount of 0.25% per annum, increasing at the end of such 90-day period by 0.25% per annum, subject to a maximum rate of 8.25% per annum for the duration of such failure. The interest payable on the Notes would return to the initial interest rate of 7.75% once we regained compliance with our registration obligation with respect to all of the Registrable Securities.
ITEM 6. Exhibits
10.1	Form of Retention Plan Agreement between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Alan Kessman, Ivan King, Karen Schmedlin and James Tanguay

10.2	Third Amendment to Lease, dated as of October 1, 2008, by and between Vion Pharmaceuticals, Inc. and Science Park Development Corporation, previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated October 17, 2008, is incorporated herein by reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	VION PHARMACEUTICALS, INC.
	By:	/s/ Howard B. Johnson
Howard B. Johnson
President and Chief Financial Officer

Exhibit Index
10.1	Form of Retention Plan Agreement dated July 15, 2008 between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Alan Kessman, Ivan King, Karen Schmedlin and James Tanguay

10.2	Third Amendment to Lease, dated as of October 1, 2008, by and between Vion Pharmaceuticals, Inc. and Science Park Development Corporation, previously filed as Exhibit 10 to the Company’s Current Report on Form 8-K dated October 17, 2008, is incorporated herein by reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002