Form 10-K
period 2008-12-31
VION PHARMACEUTICALS INC
filed 2009-03-23
CIK 944522

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26534
VION PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3671221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Science Park New Haven, Connecticut (Address of principal executive offices)	06511 (Zip Code)

Registrant’s telephone number, including area code:
(203) 498-4210

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 was $8,808,564 based on the last sale price for the common stock on that date as reported by the Nasdaq Capital Market®.

The number of shares outstanding of the registrant’s common stock as of March 20, 2009 was 8,036,227.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VION PHARMACEUTICALS, INC.

2008 FORM 10-K ANNUAL REPORT

When used in this Annual Report on Form 10-K, unless otherwise indicated, “Vion,” “Company,” “the registrant,” “we,” “us,” “our” and similar terms refer to Vion Pharmaceuticals, Inc. and its subsidiaries.

We own or have rights to various copyrights, trademarks and trade names used in our business including the following: Onrigintm, Cloretazine®, Triapine®, MELASYN® and TAPET®. This report also includes other trademarks, service marks and trade names of other companies.

All statements other than statements of historical fact included in this Annual Report on Form 10-K, including without limitation statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Item 1. Business,” regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “will,” “should,” “could,” “potential,” “seek,” “project,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Forward-looking statements involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Item 1A — Risk Factors,” as well as those discussed elsewhere in this Annual Report on Form 10-K. The risks that we have highlighted here are not the only ones that we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described in this Annual Report on Form 10-K or any of those additional risks and uncertainties actually occur, our business, financial condition or results of operations could be negatively affected. The information contained in this Annual Report on Form 10-K is believed to be current as of the date of filing with the Securities and Exchange Commission (SEC). We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

ITEM 1.	Business

We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, preparing to file for regulatory approval of our lead product candidate, Onrigintm (laromustine) Injection, conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities. We will have to raise additional capital to operate the Company after the first quarter of 2010.

We have two small molecule anticancer agents in clinical development. Clinical development of a product candidate generally involves a three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the tolerated drug dose, early safety profile, proper scheduling and the pattern of drug distribution, absorption and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine efficacy, dose-response relationships and expanded evidence of safety. In Phase III, large-scale, multi-center, controlled clinical trials are conducted in order to: (i) provide enough data for statistical proof of safety and efficacy; (ii) compare the experimental therapy to existing therapies; (iii) uncover unexpected safety problems, such as previously unobserved side-effects; and (iv) generate product labeling.

Most of our resources are focused on the development of Onrigintm for the treatment of acute myeloid leukemia (AML). In February 2009, we filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In October 2005, Onrigintm was designated a fast track product for the treatment of patients over 60 years of age with poor-risk AML and accordingly we have requested priority review of our NDA filing. Within several months after the NDA filing date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Although preliminary data from the pivotal trial indicated that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that the NDA will be: (i) accepted for filing or (ii) reviewed and/or approved on a priority or timely basis by the FDA, if at all.

In May 2007, our Phase III trial of Onrigintm in combination with Ara-C (also known as cytarabine) in relapsed AML was put on clinical hold by the FDA after accrual of 268 patients. This decision was based on a planned interim analysis of clinical data by the trial’s data safety monitoring board (DSMB) that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the overall response rate (the trial’s primary endpoint) was being compromised by the mortality observed on the study. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML if we pursue regulatory approval in this indication. The original Phase III trial is now closed. There can be no assurance that we will start a new Phase III trial in relapsed AML at any time in the future.

We have limited resources to allocate to additional clinical trials of Onrigintm. Onrigintm is being evaluated in four clinical trials at this time: (i) a continuation of our pivotal Phase II trial to collect certain electrocardiogram data; and (ii) three trials sponsored by clinical investigators. We have also entered into an agreement to conduct one additional investigator-sponsored trial of Onrigintm in AML.

We have limited resources to apply to our second product candidate, Triapine®. Triapine® is under evaluation in four clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We provide Triapine® drug products to support these trials.

We have two additional anticancer technologies that are in the preclinical development stage: (i) a small molecule that targets hypoxic or low-oxygen areas of tumors (VNP40541) and (ii) a drug delivery technology (TAPET®). We are not developing these technologies with our own resources at this time, and are seeking development partners for these product candidates. ‘Preclinical development’ or ‘preclinical studies’ indicate that the product candidates selected for development are being evaluated for potency, specificity, manufacturability and pharmacologic activity in vitro, or cell culture, and in vivo, or animal models.

Our product development programs are based primarily on technologies that we license from Yale University (Yale) and other cancer research centers or that we have developed ourselves. We have largely engaged in product development with respect to anticancer therapeutics through in-house preclinical and clinical development and through collaboration with academic, research and governmental institutions. As our product candidates advance through trials, depending on financial and pharmaceutical market conditions and the resources required for development, we will determine the best method and/or partnership to develop, and eventually market, our products.

We were incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. We have no material source of revenues. We have incurred operating losses since our inception. As of December 31, 2008, we had an accumulated deficit of approximately $239.0 million. We expect to incur substantial operating losses for the next several years due to expenses associated with product development, clinical testing, regulatory activities, manufacturing development, scale-up and commercial-scale manufacturing, pre-commercialization activities, developing a sales and marketing force, and other infrastructure support costs. We will need to obtain additional financing to cover these costs.

For the years ended December 31, 2008, 2007 and 2006, we spent $17.5 million, $24.2 million and $21.5 million, respectively, on company-sponsored research and development activities.

Status of Common Stock

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

On August 15, 2008, we announced that we had been delisted from the Nasdaq Capital Market®. Our common stock is now quoted on the OTC Bulletin Board® under the symbol “VION.”

Overview of Cancer and Treatment Methods

According to the American Cancer Society (ACS), cancer is the second most common cause of death in the United States, exceeded only by heart disease. The ACS estimated that 1,437,180 new cancer cases would be diagnosed and about 565,650 cancer deaths would occur in the United States in 2008.

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

Products for the Treatment of Cancer in Clinical Development

The discussion below sets forth the development status of our product candidates in clinical development (except as otherwise specifically noted below) as of March 1, 2009.

Onrigintm

Onrigintm is a novel alkylating (DNA-damaging) agent. Alkylating agents directly damage DNA to prevent cancer cells from reproducing, and work in all phases of the cell cycle, affecting both dividing and non-dividing cancer cells. Alkylating agents are among the most widely used class of anticancer drugs, displaying activity across a range of both hematologic and solid tumors, including acute and chronic leukemias, non-Hodgkin’s lymphoma, Hodgkin’s disease, multiple myeloma, and lung, breast, ovarian, brain, and certain other cancers. There are a number of approved alkylating agents used in the treatment of cancer, including busulfan, cisplatin, carboplatin, chlorambucil, cyclophosphamide, ifosfamide, dacarbazine, mechlorethamine, melphalan, and temozolomide.

Preclinical data on Onrigintm showed broad anti-tumor activity in in vivo models. It was curative in certain preclinical leukemia models, including mice bearing certain derivatives of a leukemia cell line that was resistant to standard alkylating agents. Onrigintm was also active against solid tumor models, including lung, colon and brain cancer, and melanoma. Onrigintm was also not affected by mechanisms for multiple drug resistance which can limit the effectiveness of treatment. Onrigintm has been shown in preclinical studies to be capable of crossing the blood-brain barrier. The blood-brain barrier has been a common obstacle in achieving active concentrations of many anticancer drugs within the brain.

Below is a table summarizing all Onrigintm clinical trials conducted through, or recruiting patients, as of March 1, 2009:

Commencement
Trial	Indication	Sponsor	Date	Status

Phase III trial in combination with remission-induction therapy	AML and MDS	Investigator	December 2008	Ongoing
Phase III trial in combination with Ara-C	AML, relapsed	Vion	March 2005	Closed
Phase II single agent trial	AML, elderly de novo poor-risk	Vion	May 2006	NDA submitted February 2009; Ongoing
Phase II single agent trial	Small cell lung cancer	Vion	September 2005	Closed
Phase II single agent trial	Brain tumors, adult	Investigator	June 2004	Completed
Phase II single agent trial	AML and high-risk myelodysplastic syndromes, elderly; AML, relapsed	Vion	March 2004	Completed
Phase I/II trial in combination with cytarabine	AML, elderly	Investigator	May 2008	Ongoing
Phase I/II trial in combination with temozolomide	Brain tumors, adult	Investigator	September 2007	Ongoing
Phase I/II single agent trial	Chronic lymphocytic leukemia	Vion	July 2005	Closed
Phase I trial in combination with stem cell transplantation	Hematologic Malignancies	Investigator	December 2007	Closed
Phase I trial	Brain tumors, pediatric	Investigator	April 2005	Completed
Phase I trial in combination with temozolomide	Hematologic malignancies	Vion	October 2004	Completed
Phase I single agent trial in combination with Ara-C	Hematologic malignancies	Vion	July 2003	Completed
Phase I single agent trial	Solid tumors	Vion	February 2003	Completed
Phase I single agent trial	Hematologic malignancies	Vion	August 2002	Completed
Phase I single agent trial	Solid tumors	Vion	June 2001	Completed

We would reevaluate Onrigintm if the data from any of our clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

In March 2004, we received fast track designation from the FDA for Onrigintm in relapsed or refractory AML. In October 2005, we received fast track designation for Onrigintm in elderly poor-risk AML. The FDA’s fast track programs are designed to facilitate the development of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.

In October 2004, we received orphan drug designation from the FDA for Onrigintm in AML in the United States. Orphan drug designation may be granted to products that treat rare diseases or conditions that affect fewer than 200,000 people in the United States. Orphan drug designation does not convey any advantage or shorten the duration of the FDA review and approval process. The designation may provide eligibility for: (i) a seven-year period of market exclusivity for the indication of AML; (ii) potential tax credits for research; (iii) grant funding for research and development; (iv) reduced filing fees for marketing applications; and (v) assistance with the review of clinical trial protocols.

In January 2006, we received orphan drug designation from the European Medicines Agency (EMEA) for Onrigintm in AML in the European Union. Orphan drug status is granted by the European Commission to promote development of drugs to treat rare diseases or conditions. Orphan drug designation in Europe does not convey any advantage or shorten the duration of the EMEA review and approval process. Orphan drug designation in Europe may entitle Onrigintm to: (i) a ten-year period of market exclusivity for the indication of AML; (ii) protocol assistance from the EMEA to optimize drug development in preparing a dossier that will meet regulatory requirements; (iii) reduced fees associated with applying for market approval; and (iv) access to European Union research funding.

Onrigintm in Hematologic Malignancies

Most of our resources are focused on the development of Onrigintm for the treatment of AML. AML is a cancer characterized by the rapid proliferation of abnormal white blood cells that accumulate in the bone marrow and interfere with the production of normal blood cells. The condition is the most common acute leukemia affecting adults. The American Cancer Society estimates that 13,290 new cases of AML were diagnosed in the U.S. in 2008.

AML is primarily a disease of the elderly, with a median age at onset of 67 years. Compared to younger patients, older AML patients have a lower rate of response to currently available induction chemotherapy and shorter overall survival due, in part, to unfavorable prognostic factors such as a higher incidence of adverse cytogenetics and frequent co-morbidities. In addition, patients with risk factors such as advanced age and poor performance status tolerate current induction treatments poorly. A 2005 study by Lang et al, based on data from the National Cancer Institute’s Survey of Epidemiological and End Results (SEER) database, indicated that palliative care is given to the majority of elderly patients with AML in the U.S., providing additional evidence that new treatment options are needed for this population.

In February 2009, we submitted an NDA with the FDA based on a pivotal Phase II trial of Onrigintm in previously untreated elderly patients with de novo poor-risk AML. Elderly de novo poor-risk AML patients are those elderly patients with poor-risk AML that has not evolved from a prior myelodysplastic syndrome or from prior treatment with chemotherapy. Data from the pivotal trial is supplemented with data from a previous Phase II trial of Onrigintm in elderly AML. In October 2005, Onrigintm was designated a fast track product for the treatment of patients over 60 years of age with poor-risk AML and accordingly we have requested priority review of our NDA submission. Within several months of the NDA submission date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Although the preliminary data from this trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that the NDA will be: (i) accepted for filing or (ii) reviewed and/or approved on a priority or timely basis by the FDA, if it all.

Our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was initiated in March 2005 and accrued 268 patients. In May 2007, we announced that we would suspend enrollment and patient treatment to this trial pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data from the first 210 treated patients by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary endpoint, the overall response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML, if we pursue regulatory approval in this indication. The original Phase III trial is now closed. In June 2008, we presented data from this trial at the Annual Meeting of the American Society of Clinical Oncology. Among other changes, any new trial may include a lowered dose of Onrigintm in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. There can be no assurance that we will start a new Phase III trial in relapsed AML at any time in the future.

There are additional clinical trials of Onrigintm in hematologic malignancies underway at this time. An investigator-sponsored Phase III trial in combination with remission-induction therapy for previously untreated patients with AML and high-risk myelodysplasia syndrome was initiated in December 2008. An investigator-sponsored Phase I/II trial in combination with cytarabine for elderly patients with previously untreated AML was initiated in May 2008.

We have entered into an agreement to conduct one additional investigator-sponsored trial of Onrigintm in AML: a multi-center Phase I/II trial of Onrigintm with remission-induction therapy in patients aged 18-60 with previously untreated AML and a poor prognosis based on their cytogenetic profile. This trial is expected to enroll its first patient in 2009.

Onrigintm in Solid Tumors

Although our primary focus has been to develop Onrigintm for the treatment of AML, we have also conducted clinical trials in solid tumors, and have provided product and financial support for three investigator-sponsored clinical trials of Onrigintm in pediatric and adult brain tumors.

In January 2008, our Phase II trial of Onrigintm as a single agent in small cell lung cancer was closed to patient enrollment due to a reallocation of resources. The trial had accrued 67 out of a planned total of 87 patients. Final data from this trial has not yet been presented at a clinical conference or published.

There is one trial of Onrigintm in a solid tumor underway at this time. An investigator-sponsored Phase I/II trial of Onrigintm in combination with temozolomide in adult brain tumors was initiated in September 2007.

Triapine®

Triapine® is a small molecule that in preclinical models inhibits the enzyme ribonucleotide reductase and therefore prevents the replication of tumor cells by blocking a critical step in DNA synthesis. Ribonucleotide reductase inhibition is believed to arrest the growth of, or kill, cancer cell lines, by blocking a critical step in DNA synthesis in cancer cells. Inhibition of this enzyme has also been shown in vitro and in vivo to enhance the anti-tumor activity of several standard anticancer agents. Accordingly, we believe Triapine® has potential to be used as a single agent and in combination with anticancer drugs to prevent damaged anticancer cells from regenerating.

We have evaluated an intravenous formulation of Triapine® in five single agent Phase I trials, three single agent Phase II trials, four Phase I combination trials, and two Phase II combination trials. All our other trials of Triapine® are closed to accrual or completed.

Clinical trials of Triapine® are being sponsored by the NCI’s Cancer Therapy Evaluation Program under a clinical trials agreement with the NCI’s Division of Cancer Treatment and Diagnosis for the clinical development of Triapine®. We provide the product used in these trials. There are currently three trials open to recruiting new patients sponsored by the NCI to evaluate an intravenous formulation of Triapine®: (i) a trial of Triapine® in combination with gemcitabine; (ii) a trial of Triapine® in combination with radiation; and (iii) a trial of Triapine® in combination with fludarabine. An additional thirteen trials are closed to accrual or completed.

Clinical testing of new single agent administration schedules may be possible with the oral form of Triapine®, which to date has been studied in a small number of patients to determine its absorption in the bloodstream following a single dose. A Phase I trial sponsored by the NCI of an oral formulation of Triapine® is ongoing.

In October 2003, we entered into a license with Beijing Pason Pharmaceuticals, Inc. (Pason) whereby we granted Pason the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao. To date, Pason has not conducted clinical trials of Triapine®. See “— License and Research Agreements,” below.

Other Products and Product Candidates for Conditions Other than Cancer

MELASYN®

Melanin is a pigment formed by cells in the skin that gives skin its color and protects it from sun damage by absorbing ultraviolet rays. MELASYN® is a patented, water-soluble, synthetic version of melanin, making it a potentially useful ingredient for formulation of skin care products and cosmetics. Our MELASYN® patent and technology are licensed from Yale. We have one non-exclusive sublicense for MELASYN® with a sublicensee. See “— License and Research Agreements,” below.

Novel Nucleoside Analogs

We have licensed patents and patent applications related to a nucleoside analog, or synthetic molecule, known as elvucitabine (ß-L-Fd4C) from Yale. In February 2000, we entered into a sublicense agreement for elvucitabine with a sublicensee. Under the terms of the sublicense agreement, the sublicense has funded the development of elvucitabine which is currently in Phase II clinical trials as an antiviral drug for the treatment of human immunodeficiency virus (HIV). See “— License and Research Agreements,” below.

License and Research Agreements

Agreements with Yale University

We license various compounds from Yale, including Onrigintm and Triapine®, which were developed in the laboratory of Dr. Sartorelli, one of our directors, through research funded in part by us. The license agreements with Yale, which are described below, grant us exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications relating to our primary product candidates as described below. Each license agreement requires us to pay royalties and, in some cases, milestone payments to Yale. Yale has retained the right to make, use and practice the inventions for non-commercial purposes. Under the license agreements we are required to exercise due diligence in commercializing the licensed technologies. The licenses may be terminated by Yale in the event that we fail to make a payment when due, we commit a material breach of the license, we become insolvent or file a petition in bankruptcy, or we fail to exercise due diligence in commercializing the licensed products, subject to certain cure periods. In the event that the license agreement dated August 1994, described below, is terminated for breach, all rights under licenses previously granted terminate. Accordingly, a default as to one product could affect our rights in other products. We may terminate the licenses in the event of Yale’s material breach of the licenses if such breach remains uncured for 30 days. Under the license agreements, we are also required to defend and indemnify Yale for any damages arising out of the use or sale of the licensed products by us or our sublicensees.

Subsequent to entering into a license agreement with Yale in August 1994, described below, we have paid approximately $10.8 million through December 31, 2008 to fund research activities at Yale. For risks associated with research funding provided to Yale, see “— If Yale does not conduct research relating to products we would like to pursue, we may never realize any benefits from our funding provided to Yale” under “Item 1A. Risk Factors.”

License Agreement with Yale — September 1990

Under this agreement, we have an exclusive license to a U.S. patent related to a synthetic form of melanin named MELASYN®. Under the terms of the amended license agreement, we pay a license fee to Yale based on a percentage of net sales and sublicensing revenues. The term of the license is dictated by the expiration of any patents relating to any invention or, with respect to non-patented inventions or research, 24 years from 1990 (i.e. through 2014).

We have a non-exclusive sublicense agreement for MELASYN® with a sublicensee. Under the terms of the sublicense agreement, we receive reimbursement for certain costs and, if products including our technology are commercialized, we would receive a royalty based on a percentage of sales in the U.S. related to our issued patent.

License Agreement with Yale — August 1994

Under this amended agreement, we have a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purpose. The patents and patent applications under this amended license cover Onrigintm and other sulfonylhydrazine compounds, Triapine® and elvucitabine (ß-L-Fd4C). The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years from 1994 (i.e. through 2011). This amended agreement provides that if Yale, as a result of its own research, identifies potential commercial opportunities for the licensed inventions, we will have the first option to negotiate a commercial license for the commercial opportunities. Yale is entitled to royalties on sales, if any, of resulting products, sublicensing revenues and, with regard to several patents, milestone payments based on the status of clinical trials and/or regulatory approvals.

We have granted a sublicense for elvucitabine (ß-L-Fd4C) to a sublicensee. Under the terms of the sublicense agreement, we received a small equity payment and, when and if a product including our technology is developed and commercialized, we could receive payments based on development milestones and royalties based on product revenue.

We have also granted a sublicense to Pason granting them the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao. Under the terms of the sublicense agreement, the Company received an upfront technology license fee and is entitled to receive potential milestone payments and potential royalties based on a percentage of Triapine® revenues in those countries. Pason is required to fund the preclinical and clinical development necessary for regulatory approval of Triapine® in those countries. To date, Pason has not conducted trials of Triapine®.

License Agreements with Yale — December 1995

Under this amended agreement, we have a non-transferable worldwide exclusive license, expiring over the lives of the licensed patents, to three inventions relating to gene therapy for melanoma. Technology licensed by us under this agreement relates to TAPET®. We have another license agreement with Yale pursuant to which we have a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin. Under these licensing agreements, Yale is entitled to potential milestone payments based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues.

Competition

Competition in the biopharmaceutical industry is intense and based on scientific and technological factors, the availability of patent and other protection for technology and products, the ability to finance and commercialize technological developments, and the ability to obtain governmental approval for testing, manufacturing and marketing drugs. We face competition from pharmaceutical companies and biotechnology companies. Numerous companies such as Amgen Inc., AstraZeneca PLC, Genzyme Corporation, Bristol-Myers Squibb Company, Celgene Corporation, Chiron Corporation, Cyclacel Pharmaceuticals, Inc., Eli Lilly and Co. and its subsidiary ImClone Systems Inc., Eisai, Inc., Genentech Inc., Genzyme Corporation, Johnson & Johnson, Lorus Therapeutics Inc., OSI Pharmaceuticals, Inc., Pfizer Inc., Schering-Plough Corporation, Wyeth and Xanthus Pharmaceuticals, Inc. have publicly announced their intention to develop anticancer drugs including, in some instances, agents to be used for the treatment of AML or alkylating agents like our compound Onrigintm, or agents that target ribonucleotide reductase like our compound Triapine®. We are aware that one of these companies, with substantially greater financial and other resources than ours, has filed a Supplemental New Drug Application (SNDA) with the FDA for the treatment of adult patients with AML. For risks associated with competition, see “— We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer” under “Item 1A. Risk Factors.”

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

In connection with our license agreement with Yale dated August 1994, we are the exclusive licensee, subject to certain rights retained by Yale, of a number of issued patents and pending U.S. and foreign patent applications relating to:

•	Onrigintm, and other compounds in the sulfonylhydrazine class;

•	Triapine® and other ribonucleotide reductase inhibitors; and

•	Elvucitabine (ß-L-Fd4C), its composition and its use for the treatment of HIV and hepatitis B (HBV) infections, and its use in combination with other anti-viral drugs.

We are also the exclusive licensee from Yale of an issued U.S. patent and several foreign patents on KS119, a hypoxia-selective anticancer agent previously evaluated in preclinical studies. Vion has also licensed from Yale one U.S. patent relating to synthetic melanin and methods for using synthetic melanin, such as for sunscreen or self-tanning agents, relevant to our MELASYN® technology.

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

In May 2007, our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was placed on clinical hold by the FDA. The FDA places a trial on clinical hold when the FDA does not believe or cannot confirm that the trial can be conducted without unreasonable risk to patients. We had suspended accrual and treatment of patients on this trial based on an interim evaluation by the DSMB for the trial that any advantage in the trial’s primary endpoint, the overall response rate, was being compromised by the observed mortality rate on the study. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we have reached initial agreement with the FDA on modifications to our original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML if we pursue this indication. The original Phase III trial is now closed. Among other changes, any new trial may include a lowered dose of Onrigintm in the experimental arm of the trial, and prophylactic therapy with antibiotics, anti-fungals and growth factors for all patients. There can be no assurance that we will start a new Phase III trial in relapsed AML at any time in the future.

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

In February 2009, we submitted a NDA for Onrigintm with the FDA based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In October 2005, Onrigintm was designated a fast track product for the treatment of patients over 60 years of age with poor-risk AML and accordingly we have requested priority review of our NDA submission. Within several months of the NDA submission date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Although preliminary data from the pivotal trial indicated that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that the NDA will be: (i) accepted for filing or (ii) reviewed and/or approved on a priority or timely basis by the FDA, if at all.

If an NDA is accepted for filing, the FDA begins an in-depth review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track-designated drug candidate would ordinarily meet FDA’s criteria for priority review.

We have asked for a priority review for Onrigintm but there can be no assurance that priority review will be granted. The FDA’s goal for reviewing non-priority NDAs is ten months. The FDA can extend the review process to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practice (GCP). Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured or tested. The FDA will not approve the product unless compliance with current good manufacturing practices (cGMPs) is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter, an approvable letter or a not-approvable letter. Both approvable and not-approvable letters generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA would issue an approval letter. The FDA may extend the review period of the NDA filing for such resubmissions depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially affect the potential market and profitability of the drug. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Once an NDA is approved, a product may be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, industry-sponsored scientific and educational activities and promotional activities including those involving the internet.

Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing studies, known as Phase IV studies, risk minimization action plans and surveillance to monitor the effects of an approved product that could restrict the distribution or use of the product. In addition, quality control as well as drug manufacture, packaging, and labeling procedures must continue to conform to current good manufacturing practices after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with FDA and certain state agencies, and are subject to periodic inspections by the FDA during which the agency inspects manufacturing facilities to access compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized safety concerns arise.

We also will be subject to widely varying foreign regulations governing clinical trials and pharmaceutical sales. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of other countries must be obtained before marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. We intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval to market our products in other countries. To date we have not entered into any such arrangements.

In October 2004, we received orphan drug designation for Onrigintm in AML in the United States. Under the Orphan Drug Act, a sponsor may obtain designation by the FDA of a drug or biologic as an ‘orphan’ drug for a particular indication. Orphan drug designation is granted to drugs for rare diseases or conditions, including many cancers, with a prevalence of less than 200,000 cases in the United States. The sponsor of a drug that has obtained orphan drug designation and which is the first to obtain approval of a marketing application for such drug is entitled to marketing exclusivity for a period of seven years for the designated indication. This means that no other company can market the same orphan drug for the same indication approved by the FDA for seven years after approval unless such company proves its drug is clinically superior or the approved orphan drug marketer cannot supply demand for the drug. Legislation is periodically considered that could significantly affect the Orphan Drug Act. We intend to seek additional orphan drug designations for our products where appropriate.

In January 2006, we received orphan drug designation for Onrigintm for the treatment of AML in Europe. Orphan drug status is granted by the European Commission to promote development of drugs to treat rare diseases or conditions. Orphan drug designation does not convey any advantage or shorten the duration of the EMEA review and approval process. Orphan drug designation may entitle Onrigintm to: (i) ten years of market exclusivity for the indication of AML; (ii) protocol assistance from the EMEA to optimize drug development in preparing a dossier that will meet regulatory requirements; (iii) reduced fees associated with applying for market approval; and (iv) access to European Union research funding.

In addition to regulations relating to drug development, we are subject to federal, state and local environmental laws and regulations, including those promulgated by the Occupational Safety and Health Administration (OSHA), the Environmental Protection Agency (EPA), the Nuclear Regulatory Commission (NRC) and the Federal Aviation Administration (FAA), that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and transport of hazardous materials. For example, by letter dated March 5, 2009, we have been informed by the Federal Aviation Administration (FAA) that we are under investigation for alleged violations of the Hazardous Materials Regulations relating to the shipment of hazardous materials that were not declared, packaged, marked, labeled or otherwise identified as containing hazardous materials. Certain of these laws also impose strict liability for the costs of cleaning up, and for damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials for the investigation and remediation of environmental contamination at properties operated by us and at off-site locations where we have arranged for the disposal of hazardous substances.

We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures. For risks associated with environment, see “— If environmental laws become stricter in the future, we may face large capital expenditures in order to comply with environmental laws” under “Item 1A. Risk Factors.”

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

We use single source third parties to manufacture limited quantities of our products for use in clinical activities. We manufacture our active pharmaceutical ingredient for Onrigintm at SAFC, a member of the Sigma-Aldrich Inc., under an amended manufacturing agreement expiring September 2009. Under the terms of a manufacturing agreement expiring in December 2011, Ben Venue Laboratories, Inc. (Ben Venue), a division of Boeringher Ingelheim, is our exclusive manufacturer of Onrigintm finished drug product in the United States. We will need to validate our manufacturing process for Onrigintm and our other products before we can sell them commercially. We expect to validate the manufacturing process for Onrigintm finished product at Ben Venue but will not be able to market any product until we complete the validation as part of the regulatory approval process. For risks associated with manufacturing, see “— We rely on third-party manufacturers to manufacture our product candidates. If these third-party manufacturers fail to manufacture product candidates of satisfactory quality, in a timely manner, in sufficient quantities or at acceptable costs, development and commercialization of our products could be delayed” under “Item 1A. Risk Factors.”

We are aware that Ben Venue received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. Ben Venue informed us that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, our ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. We believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.

Our pre-commercial marketing efforts for Onrigintm in 2008 included attendance at industry conferences, meetings with key opinion leaders, and brand development. If our products are approved for sale by regulatory authorities, we will need to develop our capabilities to market, distribute and sell our products or contract with third parties to do so. In the event we decide to establish a marketing and sales force, we will be required to hire and retain additional personnel. For risks associated with marketing and distribution, see “— If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products” under “Item 1A. Risk Factors.”

Pharmaceutical Pricing and Reimbursement

In the U.S. and markets in other countries, sales of any products such as Onrigintm for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors. Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of Onrigintm. Onrigintm may not be considered cost-effective. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any products such as Onrigintm for which we receive regulatory approval for commercial sale may suffer if the government and third party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and will continue to increase the pressure on pharmaceutical pricing.

Employees

As of March 1, 2009, we had 43 employees.

Executive Officers of the Registrant

The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name	Age	Position

Alan Kessman	62	Chief Executive Officer and Director
Howard B. Johnson	49	President and Chief Financial Officer
Ann Lee Cahill	48	Vice President, Clinical Development
William F. Hahne, M.D.	55	Vice President, Medical
Ivan King, Ph.D.	53	Vice President, Research and Development
Tanya Lewis	38	Vice President, Regulatory Affairs and Quality Assurance
Karen Schmedlin	46	Vice President, Finance, Chief Accounting Officer and Secretary
James Tanguay, Ph.D.	47	Vice President, Chemistry, Manufacturing and Controls

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

Howard B. Johnson has been our President since January 2004 and our Chief Financial Officer since March 2002. Mr. Johnson was a vice president and a consultant for Nutrition 21, Inc., from November 2001 until March 2002. From May 1999 until February 2001, Mr. Johnson was chief financial officer of IBS Interactive, Inc. (now Digital Fusion, Inc.). Mr. Johnson founded and from 1996 to 1999 was chairman and chief executive officer of MedWorks Corporation, a privately held medical device company. From 1983 to 1993, Mr. Johnson was an investment banker at PaineWebber Group, Inc.

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

Tanya Lewis has been our Vice President, Regulatory Affairs and Quality Assurance since December 1, 2008. Prior to joining Vion, Ms. Lewis headed her own consulting firm from August 2008 to November 2008 and was a consultant to us. From October 2007 to June 2008, Ms. Lewis was employed by Millennium Pharmaceuticals, Inc. where she held increasing roles of responsibility in regulatory affairs. From April 2007 to June 2008, Ms. Lewis was Senior Director of Regulatory Affairs, Oncology; from April 2006 to April 2007, she was Director of Regulatory Affairs, Oncology; from November 2005 to April 2006, she was Associate Director, Regulatory Affairs, Oncology; from September 2004 to November 2005, she served as Associate Director of Inflammation and from June 2003 to April 2004, she was Associate Director of Cardiovascular.

Karen Schmedlin has been our Vice President, Finance and Chief Accounting Officer since March 2006 and our Secretary since April 2001. Ms. Schmedlin was our Controller from October 2000 to March 2006. From 1990 to 2000, Ms. Schmedlin held various finance and marketing positions at Executone Information Systems, Inc., a developer and marketer of voice and data communications systems, including director of marketing operations, division controller and manager of financial reporting. From 1984 to 1990, Ms. Schmedlin was a senior auditor with Arthur Andersen & Co.

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

Directors

The directors of the Company and their respective ages are as follows:

Name	Age	Position

William R. Miller(1)	80	Director
George Bickerstaff	53	Director
Alan Kessman	62	Chief Executive Officer and Director
Kevin Rakin(1,3)	48	Director
Alan C. Sartorelli, Ph.D.(2)	77	Director
Ian Williams, D. Phil.(2,3)	55	Director
Gary K. Willis(1,3)	63	Director

(1)	Member of the Audit Committee of the Board of Directors.

(2)	Member of the Nominating and Governance Committee of the Board of Directors.

(3)	Member of the Compensation Committee of the Board of Directors.

Our directors are elected annually to serve until the next annual meeting of stockholders and until their successors shall have been duly elected and shall qualify. Our executive officers are appointed annually by our

Board of Directors and serve for such period or until their earlier resignation or removal by the Board. No family relationships exist among any of the executive officers, directors or director nominees.

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

George Bickerstaff has been a director since June 2005. Mr. Bickerstaff has been a managing director of CRT Investment Banking LLC since January 2009 and with CRT Capital Group LLC, both investment banking companies, from June 2005 until December 2008. Mr. Bickerstaff has been a member of the board of directors of BMP Sunstone Corp., a U.S. listed Chinese pharmaceutical and distribution company, since May 2008. From October 2000 to May 2004, Mr. Bickerstaff held various positions with Novartis, including chief financial officer of Novartis Pharma AG. From 1998 to September 2000, Mr. Bickerstaff held senior finance and operating roles in venture-funded businesses and, prior to that, held various financial positions with the Dun and Bradstreet Corporation, including Chief Financial Officer of IMS Healthcare.

Kevin Rakin has been a director since January 2007. He has been a member of the board of directors of Ipsogen S.A., a molecular diagnostics company since March 2006. Mr. Rakin has been chairman and chief executive officer of Advanced BioHealing, Inc.,a regenerative medicine company, since February 2007. Mr. Rakin was previously an executive-in-residence at Canaan Partners from January 2006 to February 2007. From August 2002 to October 2005, he was president and chief executive officer of Genaissance Pharmaceuticals, Inc., a biotechnology company he co-founded. Mr. Rakin also served as a member of the board of directors of Genaissance until it was acquired by Clinical Data, Inc. in October 2005. Mr. Rakin also serves on the board of directors of Connecticut United for Research Excellence (CURE), Connecticut’s Bioscience Cluster.

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

Gary K. Willis has been a director since June 2005. Mr. Willis is also a member of the board of directors of Rofin-Sinar Technologies and Plug Power Inc. From 1992 to 2000, Mr. Willis was chairman, president and chief executive officer of the Zygo Corporation, a developer and marketer of optical systems and components. From 1984 to 1990, Mr. Willis was chairman, president and chief executive officer of the Foxboro Company, a supplier of instruments, systems, and services for industrial process automation.

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

Copies of our filings with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information can be obtained about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A.	Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. Before you invest in our Company, you should carefully consider the risks described below which could materially affect our business, financial condition or operating results. The risks and uncertainties described below are not the only ones we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described below or any of those additional risks and uncertainties actually occur, our business, results of operations or financial condition could be negatively affected.

We have incurred substantial losses since our inception, expect to continue to incur operating losses, may never be profitable, and we may be unable to continue our operations.

We have incurred losses since inception. As of December 31, 2008, we had an accumulated deficit of approximately $239.0 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development and preclinical and clinical trials of product candidates. We expect to continue to incur losses for at least the next several years as we pursue regulatory approval of Onrigintm, continue to conduct clinical trials, continue our other research and development efforts, and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.

We do not have any products approved for sale. If the FDA does not accept our NDA for Onrigintm or if the FDA delays approval or does not approve the NDA for Onrigintm, at all, we will not be able to sell Onrigintm and the value of our company and our financial results will be materially adversely affected.

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

In particular, we filed an NDA in February 2009 based upon our pivotal Phase II trial of Onrigintm in previously untreated elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. Within several months of the NDA filing date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Although preliminary data from the pivotal trial indicate that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that the NDA will be (i) accepted for filing or (ii) reviewed and/or approved on a timely basis by the FDA, if it all. If the FDA does not accept the NDA for filing, or if the FDA delays approval to a time when we would no longer be in a cash position to commercialize the drug or does not approve the NDA filed by us, our business will be materially adversely affected.

Regulatory approval of Onrigintm in combination with cytarabine in relapsed AML has already been delayed in light of the fact that our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was put on clinical hold by the FDA in May 2007, and may be further delayed. Although in January 2008 the FDA lifted the clinical hold on the trial, there can be no assurance that we will start a new Phase III trial in relapsed AML at any time in the future, or that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of Onrigintm in combination with cytarabine in relapsed AML, or what the timing of that approval might be.

We are heavily dependent on the success of our lead product candidate Onrigintm which is still under development. If Onrigintm is not successful in clinical trials or we do not obtain FDA approval of Onrigintm, or if FDA delays approval or narrows the indications for which we may market Onrigintm, our business will be materially adversely affected.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of Onrigintm and, in particular and in the nearer term, for the treatment of previously untreated elderly patients with de novo poor-risk AML. We have focused substantially all of our resources on the development of Onrigintm for the treatment of AML. The commercial success of Onrigintm will depend on several factors, including filing an NDA based on our pivotal Phase II clinical trial for Onrigintm in elderly patients with de novo poor-risk AML; receipt of approvals from the FDA and similar foreign regulatory authorities; establishing commercial manufacturing capabilities through third party manufacturers; successfully launching commercial sales and distribution of the products, either ourselves or through third parties; and acceptance of the products in the medical community and by third party payors, none of which can be assured. If the FDA and similar foreign regulatory authorities do grant approval for Onrigintm, they may narrow the indications for which we are permitted to market it, may impose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Onrigintm and any obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing our lead product candidate Onrigintm, or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

We filed an NDA based on our pivotal Phase II clinical trial in February 2009, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. Within several months of the NDA filing date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the FDA does not accept the NDA filed by us, or if the FDA delays review and/or approval or does not approve the NDA filed by us, our business will be materially adversely affected. In addition, as a result, we may have to conduct additional clinical trials of or provide additional information for Onrigintm before regulatory approval may be obtained. These additional trials or compilation of requested information may take substantial time, if not years, to complete and require substantial additional financing. There can be no assurance that we will be able to start or complete additional clinical trials or that additional financing can be raised to conduct them.

In May 2007, we announced that we would suspend enrollment and patient treatment of our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary end point, the response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on the trial and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML, if we pursue regulatory approval in this indication. The original Phase III trial is now closed. There can be no assurance that we will start a new Phase III trial in relapsed AML at any time in the future.

We would need to reevaluate the development of Onrigintm if: (i) the FDA did not accept our NDA for filing, (ii) the FDA asked us for more information or additional clinical trials of Onrigintm, or (iii) data from any of Onrigintm’s clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to apply for or obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.

Even though we have filed an NDA, Onrigintm continues to be evaluated in clinical trials. If these trials are delayed or achieve unfavorable results, we might not be able to obtain regulatory approval for Onrigintm or our efforts to expand the product label for Onrigintm could be delayed.

Our product candidates are all pharmaceutical products. We must conduct extensive testing of our product candidates, including in human clinical trials, before we can apply for or obtain regulatory approval to sell our products or to expand the product label. These tests and trials may not achieve favorable results. We would need to reevaluate any drug that did not test favorably and either alter the drug or dose, modify the trial protocol, commence additional trials, or abandon the drug development project completely. In such circumstances, we would not be able to apply for or obtain regulatory approval or expand the product label for a product for an extended period of time, if ever.

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

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, regulatory approval or commercialization efforts.

We will need to raise substantial additional capital to fund operations and complete our product development. As of December 31, 2008, we had $38 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Onrigintm. However, we will not have an approved and marketable product unless and until we receive regulatory approval from the FDA or European regulatory authorities. There can be no assurance that we will be approved by the FDA or European regulatory authorities. Under our current operating plan, we will need to raise substantial additional capital to fund our operations after the first quarter of 2010.

The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small cap biotech sector that we operate in. This situation makes the timing and potential for future equity financings uncertain. We may not get funding when we need it or on terms that are agreeable to us, if at all. We believe that our stock price and the number of shares we have authorized and available to satisfy any equity portion of such financing will have a significant impact on our ability to obtain such financing. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. The delisting of our common stock from the Nasdaq Capital Market® may also make it more difficult for us to raise additional capital.

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

In February 2007, we issued $60 million principal amount of our convertible senior notes due February 15, 2012. The degree to which we are leveraged could, among other things:

•	make it difficult for us to make payments on our notes;

•	make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make us more vulnerable to industry downturns and competitive pressures;

•	limit our flexibility in planning for, or reacting to changes in, our business; and

•	limit our ability to merge with or acquire other companies.

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

The commercial success of Onrigintm will depend upon the degree of market acceptance by physicians, patients, third party payors and others in the medical community.

If Onrigintm receives marketing approval, it may not gain market acceptance by physicians, patients, third party payors and others in the medical community. If Onrigintm does not achieve an adequate level of acceptance, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of Onrigintm, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects or toxicity;

•	any limitations or warnings in the product’s approved labeling;

•	the efficacy and potential advantages over alternative treatments;

•	pricing;

•	relative convenience and ease of administration;

•	the willingness of the target population to try new therapies;

•	the willingness of physicians to try new therapies.

•	the strength of marketing and distribution support and timing of market introduction; and

•	sufficient third party insurance coverage or reimbursement;

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical trials, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third party payors on the benefits of Onrigintm may never be successful and, in any event would require the expenditure of significant resources, which resources we currently do not have and may never be successful in raising. If we are not successful in building market acceptance for Onrigintm we may never generate sufficient revenue or achieve or maintain profitability.

If we are unable to obtain adequate reimbursement from governments or third party payors for Onrigintm or if we are unable to obtain an acceptable price for Onrigintm, our prospects for generating revenue and achieving profitability will suffer.

Our prospects for generating revenue and achieving profitability will depend significantly upon the availability of adequate reimbursement for the use of Onrigintm from governmental and other third party payors in the U.S. Reimbursement by a third party payor may depend upon a number of factors, including the third party payor’s determination that use of Onrigintm is appropriate for the specific patient and cost-effective.

Obtaining reimbursement approval for Onrigintm from each government or other third party payor is a time consuming and costly process that could require us to provide supporting scientific, clinical and cost effectiveness data for the use Onrigintm to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement or we might need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of Onrigintm to such payors’ satisfaction. Such studies might require us to commit a significant amount of management time and financial and other resources. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA. In addition, there is a risk that full reimbursement may not be available for high priced products. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent.

A primary trend in the U.S. healthcare industry and elsewhere is toward cost containment. We expect recent changes in the Medicare program and increasing emphasis on managed care to continue to put pressure on pharmaceutical product pricing. If Onrigintm reaches commercialization, such changes may have a significant impact on our ability to set a price we believe is fair for Onrigintm and may affect our ability to generate revenue and achieve or maintain profitability.

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

Our licenses generally also may be terminated by the licensor if we default in performance of our obligations or become bankrupt. If any of our licenses are terminated, we may lose certain rights to manufacture, sell, market and distribute products which would significantly reduce our actual and potential revenues and have a material and negative impact on our operations.

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

We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical; Ivan King, Ph.D., our vice president, research and development; Tanya Lewis, our vice president of regulatory and quality affairs, and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & control. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations after the first quarter of 2010. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. Although we adopted a retention plan in July 2008 covering all our employees through January 31, 2009, we have not adopted a retention plan covering the period subsequent to that date, and accordingly, there can be no assurance that any of our senior management or scientific personnel will remain with the company. If we lose the services of our management and scientific personnel or fail to recruit other scientific and technical personnel, our research and product development programs will be significantly and detrimentally affected. For example, the elements of our intended plan of operations for the next twelve months, which include, among other elements, pursuing regulatory approval for Onrigintm in the U.S., could be delayed in the event of management departures.

We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.

We face competition from pharmaceutical companies and biotechnology companies. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs for the treatment of cancer including, in some instances, the development of agents which treat AML and/or are alkylating agents similar to our compound Onrigintm and agents which target ribonucleotide reductase similar to our compound Triapine®. These companies include, but are not limited to, Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Celgene Corporation, Chiron Corporation, Cyclacel Pharmaceuticals, Inc., Eli Lilly and Co. and its subsidiary ImClone Systems Inc., Eisai, Inc., Genentech Inc., Genzyme Corporation, Johnson & Johnson, Lorus Therapeutics Inc., OSI Pharmaceuticals, Inc., Pfizer Inc., Schering-Plough Corporation, Wyeth, and Xanthus Pharmaceuticals, Inc. We are aware that one of these companies has filed a SNDA with the FDA for the treatment of adult patients with AML. These and other large pharmaceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.

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

Our strategy for the research, development and commercialization of our products entails entering into various arrangements with corporate partners, licensors, licensees, collaborators at research institutions and others. We currently depend on the following third parties:

•	Healthcare facilities in the United States and other countries to perform human clinical trials of our products;

•	Clinical research organizations in the United States and other countries to monitor and collect data related to human clinical trials;

•	The NCI to perform human clinical trials of Triapine®;

•	Contract manufacturers to produce our products for use in clinical and potential commercial activities;

•	Consultants to assist with the preparation of our NDA and our commercialization efforts; and

•	Yale for technologies that are licensed by them to us.

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

We have paid approximately $10.8 million to fund research at Yale (including research activities of one of our directors, an affiliate of Yale) through December 31, 2008. We may continue to support certain research projects at Yale. We generally do not have the right to control the research that Yale conducts with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.

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

We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs or in validating drug manufacturing processes. We have contracted with two third-party manufacturers, SAFC, a member of the Sigma-Aldrich Inc., and Ben Venue Laboratories, Inc. (Ben Venue), to produce our product candidates for regulatory approvals and clinical trials. We have limited supplies of our product candidates for clinical trials. If our supplies are damaged or destroyed, either during storage or shipping or otherwise, our clinical trials may be delayed, which could have a material adverse effect on our business. We further intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute commercial quantities of our product candidates. We will also rely on our third-party manufacturing partners to work with us to complete the Chemistry, Manufacturing and Control, or CMC, section of any marketing approval application we may file.

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

We are aware that Ben Venue, our manufacturer of Onrigintm finished drug product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. Ben Venue informed us that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, our ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. We believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.

Our product candidates for preclinical and clinical trials are manufactured in small quantities by third-party manufacturers. We have not validated the manufacturing process for Onrigintm to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. If this occurs, we may be required to seek out additional manufacturing partners requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the regulatory approval or commercial launch of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.

The conduct of our operations may subject us to liabilities under environmental laws, and we may face large capital expenditures in order to comply with such laws.

We cannot accurately predict the outcome or timing of future expenditures that we may be required to expend to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, we have not incurred significant costs and are not aware of any significant liabilities associated with our compliance with federal, state and local laws and regulations. However, by letter dated March 5, 2009, we have been informed by the FAA that we are under investigation for alleged violations of the Hazardous Materials Regulations relating to the shipment of hazardous materials that were not declared, packaged, marked, labeled or otherwise identified as containing hazardous materials. Under the provisions of Title 49, United States Code 5123 (a)(1), Vion could be subject to civil penalties, although we cannot predict with certainty the ultimate resolution of the investigation.

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

We may seek acquisitions to expand our access to products and capabilities. Acquisitions involve numerous risks, including:

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

Our payment of interest or make-whole premiums on the notes under certain circumstances with shares of common stock, the conversion of some or all of our outstanding notes, and the exercise of the warrants issued in connection with the sale of the notes, will dilute the ownership interests of existing stockholders. In particular, if we issue the approximately 15.9 million shares of common stock we currently have registered for payment of interest, we will have issued nearly twice as many shares as we currently have outstanding.

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

Depending on our stock price and market conditions at the time of any capital raise, and the amount of capital we need, such debt or equity securities may be sold at relatively low prices, including prices which are below the market price of our common stock, and may have substantial rights to control us. Stockholders would experience extreme dilution. Other than as set forth in the indenture governing the notes, we do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants that restrict our operations.

Any sales in the public market of the common stock paid as interest or as a make-whole premium, issuable upon conversion of the notes or exercise of warrants, the exercise of outstanding options or the issuance of equity pursuant to our 2005 Stock Incentive Plan and 2000 Employee Stock Purchase Plan, could adversely affect prevailing market prices of our common stock. Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could also affect prevailing trading prices of our common stock and could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Our common stock has been delisted from the Nasdaq Capital Market®. Among other things, delisting from the Nasdaq Capital Market® may make it more difficult for investors to trade in our securities and may make it more difficult for us to raise additional capital.

On August 15, 2008, our common stock was delisted from the Nasdaq Capital Market® for failure to meet certain of Nasdaq’s continued listing requirements. Our common stock is now quoted on the OTC Bulletin Board® under the symbol “VION.” As a result, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market. The fact of our common stock is being quoted on the OTC Bulletin Board® may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being quoted on the OTC Bulletin Board® also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue-sky laws if we were to sell additional securities.

The delisting from the Nasdaq Capital Market® also made us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are party to a registration rights agreement which requires us to use our best efforts to maintain the effectiveness of our registration statement relating to the resale of our convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes. We may need to file and make effective amendments and supplements to such registration statement from time to time in the future. If we fail to maintain an effective registration statement through February 15, 2010, we could become subject to certain liquidated damages in the form of additional interest on the principal amount of the notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured.

Our common stock price has been highly volatile, and an investment in our common stock could suffer a decline in value.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	positive or adverse developments with respect to obtaining regulatory approval of our proposed products;

•	positive or adverse developments with respect to our drug trials;

•	actual or anticipated period-to-period fluctuations in financial results;

•	litigation or threat of litigation;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	comments or opinions by securities analysts or major stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock and issuances of common stock to pay interest on our outstanding convertible senior notes;

•	economic and other external factors or disasters or crises;

•	limited daily trading volume; and

•	developments regarding our patents or other intellectual property or that of our competitors.

In addition, the stock market in general, and the OTC Bulletin Board® and the market for biotechnology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

We do not currently pay dividends on our common stock and we do not intend to do so in the future.

We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

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

Not applicable.

ITEM 2.  Properties

Our principal facility consists of approximately 21,500 square feet of leased laboratory and office space in New Haven, Connecticut. The facility lease runs through December 31, 2010, unless sooner terminated or extended pursuant to the terms of the lease. We have the right to extend the term of the lease for two successive terms of five years each. The current annual rental rate is approximately $236,500. We believe our existing facilities are adequate for our product development and administrative activities.

ITEM 3.  Legal Proceedings

In the normal course of business, we may be subject to proceedings, lawsuits and other claims. By letter dated March 5, 2009, we have been informed by the FAA that we are under investigation for alleged violations of the Hazardous Materials Regulations relating to the shipment of hazardous materials that were not declared, packaged, marked, labeled or otherwise identified as containing hazardous materials. Under the provisions of Title 49, United States Code 5123(a)(1), Vion could be subject to civil penalties, although we cannot predict with certainty the ultimate resolution of the investigation. We are not otherwise party to any legal proceeding that may have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on December 10, 2008, three proposals were voted upon by our stockholders. A description of each proposal and a tabulation of the votes for each of the proposals follows:

1. To elect seven directors to hold office until the 2009 annual meeting of stockholders or until their successors are elected and qualified. All seven nominees were elected:

		Authority
		Withheld
		From
	For Nominee	Nominee

William R. Miller	4,779,438	1,550,507
George Bickerstaff	4,795,738	1,534,207
Alan Kessman	4,753,026	1,576,919
Kevin Rakin	4,784,284	1,545,661
Alan C. Sartorelli, Ph.D.	4,775,179	1,554,766
Ian Williams, D. Phil.	4,785,304	1,544,641
Gary K. Willis	4,783,838	1,546,107

2. To approve an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the authorized shares of common stock from 30 million shares to 60 million shares. The amendment was approved:

		Abstentions and
For	Against	Broker Non-Vote

4,067,235	2,203,310	59,400

3. Ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2008. The appointment of Ernst & Young LLP was ratified:

		Abstentions and
For	Against	Broker Non-Vote

5,479,472	586,344	264,129

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is quoted in the OTC Bulletin Board® under the symbol “VION.” Our common stock traded on the Nasdaq Capital Market® under the symbol “VION” until August 15, 2008. The following table reflects for the periods shown the range of high and low bid or sales prices of our common stock as quoted by the OTC Bulletin Board® and Nasdaq Capital Market®. OTC Bulletin Board® bid prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Our common stock prices set forth below have been adjusted, as applicable, to reflect the one-for-ten reverse stock split effected on February 20, 2008.

	2008		2007
	High	Low	High	Low

First Quarter	$8.27	$1.22	$19.90	$13.00
Second Quarter	1.85	1.02	23.00	8.60
Third Quarter	1.18	0.32	12.10	6.80
Fourth Quarter	0.65	0.25	11.00	5.40

Common Stockholders

As of March 18, 2009, there were 150 holders of record of our common stock, one of which is Cede & Co., a nominee for Depository Trust Company (DTC). We estimate that there are approximately 11,800 beneficial holders of our common stock.

Dividends

No dividends have been paid on our common stock. We currently intend to retain all future earnings for use in the operation of our business and therefore do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

For a description of securities authorized for issuance under the Company’s equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Performance Graph

The performance graph below shows the cumulative total return to our stockholders for the five-year period ended December 31, 2008 in comparison to the cumulative return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index during the same period assuming an investment of $100 made in each on December 31, 2003 and assuming the reinvestment of any dividends.

ITEM 6.	Selected Financial Data

The following selected consolidated financial data for each of the five years in the period ended December 31, 2008, and for the period from May 1, 1994 (inception) through December 31, 2008, are derived from our audited consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K. Per share amounts reflect our one-for-ten reverse stock split effected February 20, 2008.

						For the period
						from May 1,
						1994
						(Inception)
						through
						December 31,
	2008	2007	2006	2005	2004	2008
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$43	$66	$22	$23	$275	$13,073
Loss from operations(1)	(25,093)	(32,561)	(27,249)	(19,821)	(16,501)	(223,032)
Net loss(1,2)	(29,848)	(33,993)	(25,347)	(18,041)	(16,055)	(220,250)
Preferred stock dividends and accretion	—	—	—	—	—	(18,489)
Loss applicable to common shareholders(1,2)	(29,848)	(33,993)	(25,347)	(18,041)	(16,055)	(238,739)
Basic and diluted loss applicable to common shareholders per share(1,2)	(4.04)	(5.05)	(3.83)	(2.77)	(3.00)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$37,994	$61,098	$31,014	$52,762	$41,729
Total assets	39,474	$63,195	31,856	53,719	42,644
Long-term obligations(2)	55,443	$54,275	—	—	—
Cash dividends declared per common share	—	—	—	—	—

(1)	Since January 1, 2006, we have recorded stock-based compensation expense in our consolidated financial statements in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), ”Share-Based Payment,” (SFAS 123R), which had the following impact on operating results in 2008, 2007 and 2006: net loss and loss applicable to common shareholders were increased by $3.0 million, $4.5 million and $1.9 million, respectively, and basic and diluted loss per share was increased by $0.40, $0.67 and $0.29, respectively. No employee stock-based compensation expense was recognized in reported amounts prior to January 1, 2006.

(2)	We issued convertible senior notes, a long-term obligation, in February 2007. We recorded interest expense related to the notes which had the following impact on operating results in 2008 and 2007: net loss and loss applicable to common shareholders were increased by $6.1 million and $5.1 million, respectively, and basic and diluted loss per share were increased by $0.82 and $0.76, respectively.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes. Our discussion contains forward-looking statements based upon our current expectations that involve risks, and our plans, objectives, expectations and intentions. As discussed under “Note Regarding Forward-Looking Statements,” actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors,” “Item 1. Business” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, preparing to file for regulatory approval of our lead product candidate, Onrigintm, conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities. We will have to raise additional capital to operate the Company beyond the first quarter of 2010.

We have two small molecule anticancer agents in clinical development. Most of our resources are focused on the development of Onrigintm for the treatment of acute myeloid leukemia (AML). In February 2009, we filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. Within several months of the NDA filing date, the FDA will determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Although preliminary data from the pivotal trial indicated that we met the criteria for a successful trial based on the primary endpoint, the overall response rate, there can be no assurance that the NDA will be (i) accepted for filing or (ii) reviewed and/or approved on a timely basis by the FDA, if at all.

In May 2007, our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was put on clinical hold by the FDA after accrual of 268 patients. This decision was based on a planned interim analysis of clinical data by the trial’s data safety monitoring board (DSMB) that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary endpoint, the overall response rate, was being compromised by the mortality observed on the study. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML, if we pursue regulatory approval in this indication. The original Phase III trial is now closed. There can be no assurance we will start a new Phase III trial in AML at any time in the future.

We have limited resources to allocate to additional clinical trials of Onrigintm. Onrigintm is being evaluated in four clinical trials at this time: (i) a continuation of our pivotal Phase II trial to collect certain electrocardiogram data; and (ii) three trials sponsored by clinical investigators. We have also entered into an agreement to conduct one additional investigator-sponsored trial of Onrigintm in AML.

We have limited resources to apply to our second product candidate, Triapine®. Triapine® is under evaluation in four clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We provide Triapine® drug products to support these trials.

We have two additional anticancer technologies that are in the preclinical development stage: (i) a small molecule that targets hypoxic or low-oxygen areas of tumors (VNP40541) and (ii) a drug delivery technology (TAPET®). We are not developing these technologies with our own resources at this time, and are seeking development partners for these product candidates.

Our plan of operations for the next twelve months currently includes the following elements:

•	Pursue regulatory approval for Onrigintm in the U.S.;

•	Conduct pre-launch commercialization activities for Onrigintm;

•	Conduct Vion-sponsored and support investigator-sponsored clinical studies of Onrigintm as a single agent or in combination with chemotherapy or other anti-cancer treatments;

•	Support clinical studies sponsored by the NCI of Triapine®; and

•	Continue to seek development partners, collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties for all of our product development programs.

Our plan of operations could be revised or amended by us as a result of many factors, including, among other things, developments with respect to our NDA for Onrigintm, our clinical trials, and the amount of cash and other resources available to us. We would need to reevaluate the development of Onrigintm if (i) the FDA does not accept our NDA for filing, requests more information or additional clinical trials of Onrigintm, or does not review our NDA or approve Onrigintm on a timely basis, or (ii) data from any of our clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. In any such event, our business, operations and prospects would be materially adversely affected.

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

Status of Common Stock

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

On August 15, 2008, we announced that we had been delisted from the Nasdaq Capital Market®. Our common stock is now quoted on the OTC Bulletin Board® under the symbol “VION.”

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

Stock-Based Compensation

Since January 1, 2006, we have recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). Under SFAS 123R, the fair value of stock-based compensation is estimated at the date of grant and is recognized ratably over the requisite service period in our consolidated financial statements. Prior to January 1, 2006, we accounted for stock-based compensation arrangements in accordance with the intrinsic value method provided by the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and, as such, generally recognized no stock-based compensation expense in our consolidated financial statements.

Our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. We have provided pro forma disclosure in the notes to our consolidated financial statements of share-based payments for the period presented prior to January 1, 2006 in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148).

Our last award of stock options was made in November 2005. Compensation expense for all stock options will be fully recognized as of June 2009. Compensation expense recorded for stock options is based on the fair value of the awards at the date of grant determined using the Black-Scholes option valuation model using assumptions based, in part, on historical experience of expected stock price volatility, expected term until exercise, expected forfeiture rate and risk-free interest rate. Once stock option fair values are determined, they may not be changed. SFAS 123R requires forfeitures estimated at the time of grant to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For additional disclosures regarding stock-based compensation, see Note 8.

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of December 31, 2008. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.

Recently Issued Accounting Standards

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1) which is effective for financial statements issued for fiscal years beginning after November 15, 2008. FSP 14-1 requires the issuer of certain convertible debt instruments, such as our convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. We are evaluating the impact of adopting FSP 14-1 as of January 1, 2009 on our consolidated financial statements related to our convertible senior notes issued in February 2007.

EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.

EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. We are evaluating the impact of adopting EITF 07-5 as of January 1, 2009 on our consolidated financial statements related to our convertible senior notes issued in February 2007.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.

Results of Operations

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues. Revenues from technology license fees for the year ended December 31, 2008 were $43,000 as compared to $66,000 for 2007. We have no material source of revenues.

Research and Development Expenses.  Total research and development (R&D) expenses were $17.5 million for the year ended December 31, 2008, compared to $24.2 million for 2007 as a result of a decrease in clinical trials expenses of $4.1 million and a decrease in other R&D expenses of $2.6 million. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and lower drug production costs for Onrigintm. Other R&D expenses were lower due to completion of preclinical and toxicology testing performed by external vendors necessary for a potential NDA filing for Onrigintm and the reversal of stock-based compensation expense for unvested restricted stock awards canceled in 2008.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses were $7.6 million for the year ended December 31, 2008, compared to $8.4 million in 2007. The decrease was due to lower stock-based compensation expense and lower professional fees.

Interest Income.  Interest income was $1.1 million for the year ended December 31, 2008, compared to $3.4 million for 2007. The decrease was primarily due to lower rates and, to a lesser extent, lower invested balances in 2008.

Interest Expense.  Interest expense, which included amortization of deferred issuance costs, original issue discount and assigned warrant value, of $6.1 million was recorded for the year ended December 31, 2008 as compared to $5.1 million for 2007 related to our convertible senior notes and warrants issued in February 2007.

Other Expense.  Other expense related to foreign currency transaction losses was $8,000 for the year ended December 31, 2008, compared to $30,000 for 2007. The foreign currency transaction losses were related to contracts with a vendor outside the U.S. denominated in a foreign currency.

Income Taxes.  A benefit for state income taxes of $258,000 and $343,000 was recorded for the years ended December 31, 2008 and 2007, respectively, for the sale of certain research and development tax credits to the State of Connecticut, net of a 2007 provision of $12,000 for state capital taxes.

Net Loss.  As a result of the foregoing decreases in expenses, the net loss was $29.8 million, or $4.04 per share based on weighted-average shares outstanding of 7.4 million, for the year ended December 31, 2008, compared to $34.0 million, or $5.05 per share based on weighted-average shares outstanding of 6.7 million, for 2007.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues.  Revenues from technology license fees for the year ended December 31, 2007 were $66,000 as compared to $22,000 for 2006. We have no material source of revenues.

Research and Development Expenses.  Total research and development (R&D) expenses were $24.2 million for the year ended December 31, 2007, compared to $21.5 million for 2006 as a result of an increase in other R&D expenses of $2.2 million and higher clinical trials expenses of $557,000. The increase in other R&D expenses was primarily due to higher development costs incurred in 2007, including hiring additional personnel and engaging consultants, in support of a potential registration filing for Onrigintm, a research gift to Yale of $200,000 and higher stock-based compensation expense for employees included in the other R&D group of $844,000. The increase in clinical trials expenses was primarily comprised of higher drug production costs of $564,000, higher clinical consulting fees of $563,000, and higher stock-based compensation expense for employees of the clinical development group of $386,000, partially offset by lower costs for Onrigintm and Triapine® clinical trials of $855,000.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses were $8.4 million for the year ended December 31, 2007, compared to $5.8 million in 2006. The increase was primarily due to higher stock-based compensation expense for directors and employees included in the marketing, general and administrative group of $1.3 million, higher costs associated with pre-commercial marketing activities for Onrigintm and higher professional fees related to patents.

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

As of December 31, 2008, we had cash and cash equivalents of $38.0 million, compared to $61.1 million at December 31, 2007. The decrease in 2008 was the result of cash used to fund operating activities of $23.0 million and acquisitions of capital equipment of $56,000, partially offset by net proceeds of $3,000 from common stock issuances under employee stock plans. Cash used in operations was primarily to fund product development activities as well as for working capital and general corporate purposes.

Cash Used in Operating Activities

Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, differences in the timing of cash flows and earnings/expense recognition, and changes in operating assets and liabilities. Significant changes in operating assets and liabilities were as follows:

Receivables and prepaid expenses decreased by $84,000 during the year ended December 31, 2008 compared to an increase of $126,000 for 2007. The decrease in 2008 was primarily due to collection of 2007 receivables under technology license agreements. The increase in 2007 was primarily due to higher receivables under technology license agreements and an increase in prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense.

Current liabilities decreased $281,000 during the year ended December 31, 2008 compared to an increase of $1.3 million for the year ended December 31, 2007. The decrease in 2008 was due to lower liabilities for outside vendor costs associated with our planned NDA filing and clinical trials, partially offset by a higher payroll-related accrual for a 2009 payment under our 2008 retention plan covering all employees. The increase in 2007 was due to interest accrued for our convertible senior notes issued in February 2007, partially offset by a decrease in the accrual for clinical trial costs as the timing of payments to clinical vendors differs from the recognition of clinical trials expenses.

Cash Used in Investing Activities

Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $56,000 and $396,000 for the years ended December 31, 2008 and 2007, respectively, were primarily for computer hardware and software, leasehold improvements, and office equipment, furniture and fixtures. Capital expenditures for fiscal 2009 are not expected to exceed $500,000.

Cash Provided by Financing Activities

Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the year ended December 31, 2008, we received net proceeds of $3,000 from common stock issuances under employee stock plans. For the year ended December 31, 2007, we received net proceeds of $55.2 million from a private placement of convertible senior notes and warrants, described below, and $23,000 from common stock issuances under employee stock plans. All proceeds are being and will be used to fund product development activities as well as for working capital and general corporate purposes.

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

We are party to a registration rights agreement, which requires us to use our best efforts to maintain the effectiveness of our registration statement relating to the resale of our convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes. We may need to file and make effective amendments and supplements to such registration statement from time to time in the future. We believe we are in compliance with our registration obligation. However, if we fail to maintain an effective registration statement through February 15, 2010, we could become subject to certain liquidated damages in the form of additional interest on the principal amount of the notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured. In the event of a failure, once we regained compliance with our registration obligation with respect to all of the registrable securities, the interest payable on the notes would return to the initial interest rate of 7.75%.

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

We had outstanding warrants to purchase an aggregate of 1,136,730.9 shares of our common stock as of December 31, 2008. All of the outstanding warrants were issued in connection with our private placements. In addition to the warrants to purchase 780,000 shares issued in connection with our sale of notes in February 2007, we had outstanding warrants to purchase 356,730.9 shares of common stock at $32.50 per share that subsequently expired on February 11, 2009.

Future Cash Requirements

Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $38.0 million at December 31, 2008 will be sufficient to fund our operations through the first quarter of 2010. Our current operating plan includes limited expenses for the commercial infrastructure and personnel necessary for us to launch Onrigintm as a product for the treatment of elderly patients with de novo poor-risk AML in the United States, if and when we receive regulatory approval to do so from the FDA. We will have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.

Our current plan of operations and cash requirements may vary materially from planned estimates due to results of preclinical development, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our preclinical and clinical development programs, competitive and technological advances, the regulatory process in the United States and abroad, our commercialization strategy and other factors. Based on these and other factors, we may change our plan of operations and re- allocate our resources to or from certain drug development programs, or terminate or delay drug development programs.

Unless we have a sales and marketing partner or we are able to generate cash from other sources, we will need to raise substantial capital to commercialize Onrigintm, to continue our product development and clinical trials, and to fund our operations beyond the first quarter of 2010. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)

7.75% convertible notes due February 2012(1)	$60,000	$—	$—	$60,000	$—
Interest expense on convertible notes(1)	14,531	4,650	9,300	581	—
Operating leases(2)	546	296	250	—	—
Employment agreement(2)	412	412	—	—	—
Purchase obligations(3)	1,035	1,035	—	—	—

Total	$76,524	$6,393	$9,550	$60,581	$—

(1)	See Note 6 to Item 8 of this Annual Report on Form 10-K.

(2)	See Note 11 to Item 8 of this Annual Report on Form 10-K.

(3)	Purchase obligations include commitments related to contract drug manufacturing.

Under our license agreements described in Note 4 to Item 8 of this Annual Report on Form 10-K, we are obligated to make contingent milestone payments totaling $2,625,000 and to pay potential future royalties on commercial sales to our licensors. These contingent milestone and royalty payment obligations are not included in the above table.

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

Our cash equivalents are highly liquid investments in money market funds and U.S. government securities. These financial instruments are subject to interest rate risk and, as such, our interest income is sensitive to changes in interest rates. However, the conservative nature of our investments, which are held for purposes other than trading, mitigates our interest rate exposure. The weighted-average interest rate on cash equivalents held at December 31, 2008 was approximately 0.42%. We estimate that an increase of 100 basis points in interest rates would result in an increase of approximately $221,000 in our interest income for the year ending December 31, 2009 and a decrease of 100 basis points in interest rates would result in a decrease of approximately $92,000 in our interest income for the year ending December 31, 2009.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Vion Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Vion Pharmaceuticals, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2008 and for the period from May 1, 1994 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vion Pharmaceuticals, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 and the period from May 1, 1994 (inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) (revised 2004), “Share-Based Payment.”

/s/  Ernst & Young LLP

Hartford, Connecticut
March 16, 2009

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except
	share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$37,990	$61,067
Available-for-sale securities	4	31
Accounts receivable	12	75
Prepaid expenses	242	263
Deferred issuance costs	250	250

Total current assets	38,498	61,686
Deferred issuance costs, net of current portion	531	780
Property and equipment, net	420	704
Security deposits	25	25

Total assets	$39,474	$63,195

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$3,306	$3,716
Accounts payable	945	1,116
Accrued payroll and payroll-related expenses	1,114	814
Interest payable	1,744	1,744
Deferred revenue	18	18

Total current liabilities	7,127	7,408
Deferred revenue, net of current portion	288	305
Convertible senior notes	55,443	54,275

Total liabilities	62,858	61,988

Shareholders’ (deficit) equity:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 60,000,000 shares; issued and outstanding: 8,036,227 and 7,551,602 shares at December 31, 2008 and 2007, respectively	80	76
Additional paid-in capital	215,526	210,246
Accumulated other comprehensive income	4	31
Deficit accumulated during the development stage	(238,994)	(209,146)

Total shareholders’ (deficit) equity	(23,384)	1,207

Total liabilities and shareholders’ (deficit) equity	$39,474	$63,195

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

				For the
				Period
				from May 1,
				1994
				(Inception)
	For the Year Ended			through
	December 31,			December 31,
	2008	2007	2006	2008
	(In thousands, except share and per share data)

Revenues:
Technology license fees	$43	$66	$22	$4,640
Research and laboratory support fees	—	—	—	5,932
Contract research grants	—	—	—	2,501

Total revenues	43	66	22	$13,073

Operating expenses:
Clinical trials	9,552	13,627	13,070	82,757
Other research and development	7,995	10,571	8,414	100,595

Total research and development	17,547	24,198	21,484	183,352
Marketing, general and administrative	7,589	8,429	5,787	52,753

Total operating expenses	25,136	32,627	27,271	236,105

Loss from operations	(25,093)	(32,561)	(27,249)	(223,032)
Interest income	1,062	3,390	1,994	13,694
Interest expense	(6,067)	(5,135)	—	(11,416)
Other expense, net	(8)	(30)	(50)	(210)

Loss before income taxes	(30,106)	(34,336)	(25,305)	(220,964)
Income tax (benefit) provision	(258)	(343)	42	(714)

Net loss	(29,848)	(33,993)	(25,347)	(220,250)
Preferred stock dividends and accretion	—	—	—	(18,489)

Loss applicable to common shareholders	$(29,848)	$(33,993)	$(25,347)	$(238,739)

Basic and diluted loss applicable to common shareholders per share	$(4.04)	$(5.05)	$(3.83)

Weighted-average number of shares of common stock outstanding	7,379,707	6,737,166	6,619,619

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

				For the
				Period
				from May 1,
				1994
				(Inception)
				through
	For the Year Ended December 31,			December 31,
	2008	2007	2006	2008
	(In thousands)

Cash flows from operating activities:
Net loss	$(29,848)	$(33,993)	$(25,347)	$(220,250)
Adjustments to reconcile net loss to net cash used in operating activities —
Stock-based compensation	2,957	4,496	1,947	10,494
Stock issued in payment of interest	2,325	2,260	—	4,585
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	1,417	1,130	—	2,547
Depreciation and amortization	334	297	212	3,897
Loss on equipment disposals	6	—	—	18
Purchased research and development	—	—	—	4,481
Stock issued for services	—	—	—	600
Amortization of financing costs	—	—	—	346
Extension/reissuance of placement agent warrants	—	—	—	168
Changes in operating assets and liabilities —
Receivables and prepaid expenses	84	(126)	14	(253)
Other assets	—	—	—	(22)
Current liabilities	(281)	1,330	1,340	7,074
Deferred revenue	(17)	(19)	(18)	306

Net cash used in operating activities	(23,023)	(24,625)	(21,852)	(186,009)

Cash flows from investing activities:
Acquisition of equipment	(56)	(396)	(111)	(3,391)
Purchases of marketable securities	—	—	—	(321,052)
Maturities of marketable securities	—	—	—	321,052

Net cash used in investing activities	(56)	(396)	(111)	(3,391)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	55,151	—	55,151
Net proceeds from issuance of common stock	2	23	115	112,371
Net proceeds from initial public offering	—	—	—	9,696
Net proceeds from issuance of preferred stock	—	—	—	20,716
Net proceeds from exercise of warrants	—	—	—	30,669
Repayment of equipment capital leases	—	—	—	(927)
Other financing activities, net	—	—	—	(286)

Net cash provided by financing activities	2	55,174	115	227,390

Change in cash and cash equivalents	(23,077)	30,153	(21,848)	37,990
Cash and cash equivalents, beginning of period	61,067	30,914	52,762	—

Cash and cash equivalents, end of period	$37,990	$61,067	$30,914	$37,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,325	$2	$—	$2,541

Cash paid for taxes	$—	$13	$69	$149

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity

					Accumulated		Total
			Additional		Other		Shareholders’
	Common Stock		Paid-in	Deferred	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands, except share data)

BALANCE AT DECEMBER 31, 2005	6,617,789	$66	$198,512	$(133)	$—	$(149,806)	$48,639
Stock-based compensation expense			1,947				1,947
Restricted stock awards, net	502,454	5	(5)				—
Reversal of deferred compensation			(133)	133			—
Exercise of stock options	12,527	—	69				69
Issuances under employee benefit plan	3,880		46				46
Change in net unrealized gains and losses					100		100
Net loss						(25,347)	(25,347)

Comprehensive loss							(25,247)

BALANCE AT DECEMBER 31, 2006	7,136,650	$71	$200,436	$—	$100	$(175,153)	$25,454
Stock-based compensation expense			4,496				4,496
Restricted stock awards	157,713	2	(2)				—
Issuances under employee benefit plan	3,393	—	23				23
Issuance of warrants — February 2007			3,036				3,036
Issuance for interest payment	253,920	3	2,257				2,260
Reverse stock split adjustment	(74)						—
Change in net unrealized gains and losses					(69)		(69)
Net loss						(33,993)	(33,993)

Comprehensive loss							(34,062)

BALANCE AT DECEMBER 31, 2007	7,551,602	$76	$210,246	$—	$31	$(209,146)	$1,207
Stock-based compensation expense			2,957				2,957
Restricted stock awards, net	(56,016)	(1)	1				—
Exercise of stock options	200	—	—				—
Issuances under employee benefit plan	2,319		2				2
Issuance for interest payment	538,122	5	2,320				2,325
Change in net unrealized gains and losses					(27)		(27)
Net loss						(29,848)	(29,848)

Comprehensive loss							(29,875)

BALANCE AT DECEMBER 31, 2008	8,036,227	$80	$215,526	$—	$4	$(238,994)	$(23,384)

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
From the Period from May 1, 1994 (Inception) through December 31, 2005

	Class A		Class B								Total
	Convertible		Convertible					Additional			Shareholders’
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	Deferred	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Deficit	Equity
		(In thousands, except share data)

Issuance of common stock — July and August 1994					285,255	$3		$26		$(21)	$8
Reverse acquisition of MelaRx Pharmaceuticals, Inc. — April 1995					200,000	2		4,318			4,320
Shares repurchased pursuant to employment agreements— 1995					(27,486)	—		(3)		2	(1)
Private placement of common stock — April 1995					7,635	—		205			205
Warrants issued with bridge notes — April 1995								200			200
Initial public offering of Unit Purchase Options — August and September 1995					287,500	3		9,693			9,696
Public offering of common stock — August 2001					250,000	3		11,408			11,411
Private placement — June 2003					384,615	4		4,470			4,474
Private placement — September 2003					647,500	6		10,399			10,405
Private placement — February 2004					1,355,385	14		32,913			32,927
Private placement — January 2005					1,000,000	10		30,184			30,194
Class A convertible preferred stock —
Issuance — 1996	1,250,000	13						22,890		(11,371)	11,532
Dividend — 1996	21,998	—						256		(256)	—
Dividend — 1997	47,592	—						623		(623)	—
Dividend — 1998	34,005	—						329		(329)	—
Dividend — 1999	26,150	—						385		(385)	—
Dividend — 2000	5,279	—						248		(248)	—
Conversion — 1996	(164,970)	(1)			45,825	—		1			—
Conversion — 1997	(396,988)	(4)			110,275	1		3			—
Conversion — 1998	(174,981)	(2)			48,606	—		2			—
Conversion — 1999	(144,612)	(1)			40,171	—		1			—
Conversion — 2000	(502,928)	(5)			139,704	1		4			—
Redemption — 2000	(545)	—						(5)			(5)
Issuances of common stock —
1995					125	—		1			1
1996					2,942	—		104			104
1997					59,834	1		3,469			3,470
1999					342,574	3		14,986			14,989
Issuances under employee benefit plan —
2001					1,019	—		62			62
2002					2,510	—		38			38
2003					4,118	—		14			14
2004					669	—		9			9
2005					2,217	—		41			41

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity
From the Period from May 1, 1994 (Inception) through December 31, 2005 (continued)

	Class A		Class B								Total
	Convertible		Convertible					Additional			Shareholders’
	Preferred Stock		Preferred Stock		Common Stock		Treasury	Paid-in	Deferred	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Capital	Compensation	Deficit	Equity
	(In thousands, except share data)

Class B convertible preferred stock —
Issuance — 1997			4,850	$—				$4,852		$(370)	$4,482
Conversion — 1997			(258)	—	6,464	$—		—			—
Conversion — 1998			(4,592)	—	120,518	1		(1)			—
Accretion of dividends payable — 1997 and 1998								425		(425)	—
Premium on conversion dividend — 1998					58,590	1		2,049		(2,049)	1
Series 1998 convertible preferred stock —
Discount — 1998								1,597		(1,597)	—
Accretion — 1998										(151)	(151)
Accretion — 1999										(325)	(325)
Accretion — 2000										(358)	(358)
Conversion — 2000					150,702	2		5,536			5,538
Extension/reissuance of underwriter warrants — 1997								168			168
Exercise of warrants —
1997					24	—		—			—
1998					1,627	—		11			11
1999					2,630	—					—
2000					437,106	4		23,310			23,314
2001					401	—		14			14
2004					298,757	3		7,338			7,341
Issuance in exchange for cancellation of warrants —
1998					179,295	2		(45)			(43)
1999					10	—					—
Exercise of stock options —
1997					5,000	—		20			20
1998					3,275	—		120			120
1999					47,089	1	(196)	654		(40)	419
2000					65,041	1		2,874			2,875
2001					19,153	—		779			779
2002					1,039	—		32			32
2003					555	—		3			3
2004					3,545	—		71			71
2005					21,780	—		204			204
Retirement of treasury stock					(3,566)	—	196			(196)	—
Stock-based compensation expense								1,068	$(190)		878
Restricted stock awards — 2005					7,761	—		159	(159)		—
Amortization of deferred compensation									216		216
Net loss and comprehensive loss										(131,064)	(131,064)

BALANCE AT DECEMBER 31, 2005	—	$—	—	$—	6,617,789	$66	$—	$198,512	$(133)	$(149,806)	$48,639

See Notes to Consolidated Financial Statements

Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	The Company

Vion Pharmaceuticals, Inc. (the “Company”) is a development-stage company that develops therapeutics for the treatment of cancer. The Company was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. In April 1995, the Company changed its name to OncoRx, Inc. in connection with a merger with OncoRx Research Corp., a wholly-owned subsidiary of MelaRx Pharmaceuticals Inc. (“MelaRx”). The Company, as the acquirer, recorded the transaction as a purchase in its financial statements, which include the results of operations of the Company from inception and MelaRx from the date of acquisition. In August 1995, the Company completed an initial public offering. In April 1996, the Company changed its name to Vion Pharmaceuticals, Inc.

The Company has established wholly-owned subsidiaries in the United Kingdom and Australia to act as the Company’s legal representatives for clinical trials sponsored by the Company in the European Union and Australia, respectively.

From inception (May 1, 1994) through December 31, 2008, the Company has raised net proceeds of $227.4 million through its financing activities which have included issuance of convertible senior notes, common stock, preferred stock and warrants.

2.	Liquidity

Based on the Company’s current operating plan, management estimates that its existing cash and cash equivalents totaling $38.0 million at December 31, 2008 will be sufficient to fund operations through the first quarter of 2010. The Company’s current operating plan includes limited expenses for the commercial infrastructure and personnel necessary for it to launch Onrigintm as a product for the treatment of elderly patients with de novo poor-risk acute myeloid leukemia (AML) in the United States, if and when the Company receives regulatory approval to do so from the FDA.

Unless the Company has a sales and marketing partner for Onrigintm or it is able to generate cash from other sources, the Company will need to raise substantial capital to commercialize Onrigintm, to continue its product development and clinical trials and to fund its operations beyond the first quarter of 2010. If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to delay, scale-back or eliminate the commercialization of Onrigintm, research and development activities, clinical studies or future operations.

There can be no assurance that the Company will be able to raise additional capital if and when needed, nor what the terms of any financing might be. The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small cap biotech sector in which the Company operates. On August 15, 2008, the Company’s common stock was delisted from the Nasdaq Capital Market® and is now quoted on the OTC Bulletin Board®. The delisting from the Nasdaq Capital Market® made the Company ineligible to use Form S-3 to register the sale of shares of its common stock or to register the resale of its securities held by certain of its security holders with the SEC, thereby making it more difficult and expensive for the Company to register its common stock or other securities and raise additional capital, and to maintain the effectiveness of its registration statement relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of its outstanding notes by holders of such warrants and notes (the Registrable Securities). The Company may need to file and make effective amendments and supplements to such registration statement for the Registrable Securities from time to time in the future.

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

3.	Summary of Significant Accounting Policies

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

Available-for-Sale Securities

Available-for-sale securities consist of equity securities and are carried at fair value. Unrealized holding gains and losses, net of the related income taxes, are reported as a separate component of shareholders’ equity until realized. As of December 31, 2008 and 2007, the Company’s available-for-sale securities had a cost of $0 and gross unrealized holding (losses) gains of approximately ($27,000), ($69,000), $100,000 and $4,000 for the years ending December 31, 2008, 2007 and 2006, and for period from May 1, 1994 (inception) through December 31, 2008, respectively. There have been no realized investment gains or losses incurred through December 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 for the year ended December 31 2008 did not have a material impact on the Company’s results of operations, financial position and cash flows.

Property and Equipment

Property and equipment are stated at cost. Depreciation of equipment is computed under the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are carried at cost and amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

The following is a summary of property and equipment as of December 31 (in thousands):

	2008	2007

Office and computer equipment	$915	$936
Furniture and fixtures	190	286
Laboratory equipment	1,638	2,201
Leasehold improvements	330	464

	3,073	3,887
Accumulated depreciation and amortization	(2,653)	(3,183)

Property and equipment, net	$420	$704

Depreciation expense was approximately $334,000, $297,000 and $212,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and $3.9 million for the period from May 1, 1994 (inception) through December 31, 2008.

Income Taxes

Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and the financial reporting bases of assets and liabilities, and for net operating loss and tax credit carryforwards. A valuation allowance is provided to reduce deferred income tax assets to an estimated realizable value.

Revenue Recognition

Technology License Fees.  The Company has recognized revenues from fees, including non-refundable upfront fees, under license agreements (see Note 4) totaling $43,000, $66,000, $22,000, and $4.6 million for the years ended December 31, 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008, respectively. Non-refundable upfront fees are recognized as revenue ratably over the performance period.

Research and Laboratory Support Fees.  The Company has recognized revenue of $5.9 million for the period from May 1, 1994 (inception) through December 31, 2008 from research and laboratory support as the services were performed. Since 2005, the Company has not received any research and laboratory support fees.

Contract Research Grants.  The Company has received grants for various research projects that provided reimbursement of certain project costs. Revenues from grants of $2.5 million have been recognized as the costs were incurred for the period from May 1, 1994 (inception) to December 31, 2008, respectively. Since 2004, the Company has not received any contract research grants.

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation

Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) that requires the recognition of expense related to the fair value of stock-based compensation in the Company’s consolidated financial statements. Prior to January 1, 2006, the Company accounted for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and provided pro forma disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). Under APB 25, no stock-based employee compensation cost was reflected in reported net loss when options granted to employees had an exercise price at least equal to the market value of the underlying common stock at the date of grant.

The Company adopted SFAS 123R using the modified prospective method and as such the consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R.

For additional disclosures regarding stock-based compensation, see Note 8.

Other Expense

Other expense of $8,000, $30,000, $50,000, and $202,000 for the years ended December 31, 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008, respectively, represents foreign currency transaction losses related to contracts that are denominated in a foreign currency with a vendor outside the U.S.

Per Share Data

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	2008	2007	2006

Net loss	$(29,848)	$(33,993)	$(25,347)
Weighted-average number of shares of common stock outstanding	7,380	6,737	6,620

Basic and diluted loss per share	$(4.04)	$(5.05)	$(3.83)

As the Company has generated net losses in the periods presented, there is no dilutive per share calculation and therefore options outstanding, warrants outstanding and unvested restricted shares of common stock have been excluded from the per share computations presented. For additional disclosures regarding warrants, see Note 7. For additional disclosures regarding stock options and restricted stock, see Note 8.

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (OCI). OCI includes certain changes in stockholders’ (deficit) equity that are excluded from net loss. Specifically, the Company includes in OCI any unrealized gains and losses on its available-for-sale securities. Comprehensive loss for the years ended December 31, 2008, 2007 and 2006 has been reflected in the consolidated statements of changes in shareholders’ equity.

Recently Issued Accounting Standards

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP 14-1) which is effective for financial statements issued for fiscal years beginning after November 15, 2008. FSP 14-1 requires the issuer of certain convertible debt instruments, such as the Company’s convertible senior notes, that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The Company is evaluating the impact of adopting FSP 14-1 as of January 1, 2009 on its consolidated financial statements related to its convertible senior notes issued in February 2007.

EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6). It also resolved issues related to proposed Statement 133 Implementation Issue No. C21, Scope Exceptions: “Whether Options (Including Embedded Conversion Options) Are Indexed to both an Entity’s Own Stock and Currency Exchange Rates” (Implementation Issue C21). The consensus will replace EITF 01-6 as a critical component of the literature applied to evaluating financial instruments for debt or equity classification and embedded features for bifurcation as derivatives.

EITF 07-5 will become effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The consensus must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying the consensus must be recognized as an adjustment to the opening balance of retained earnings at transition. Therefore, any company that previously evaluated equity-linked financial instruments under the pre-existing financial instruments literature will need to once again carefully analyze the appropriate classification of those financial instruments and analyze any equity-linked embedded features for bifurcation under the new guidance. The Company is evaluating the impact of adopting EITF 07-5 as of January 1, 2009 on its consolidated financial statements related to its convertible senior notes issued in February 2007.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the Company’s consolidated financial statements.

4.	License Agreements

License Agreements with Yale University

The Company licenses various compounds from Yale University (Yale), including Onrigintm and Triapine®, which were developed by the laboratory of Dr. Sartorelli, one of the Company’s directors, through research funded in part by the Company. The license agreements with Yale grant the Company exclusive licenses to make, use, sell and practice the inventions covered by various patents and patent applications relating to its primary product candidates as described below. Each license agreement requires the Company to pay royalties and, in some cases, milestone payments to Yale. The licenses may be terminated by Yale in the event of default by the Company with respect to certain financial or other obligations, subject to certain cure periods. Under the license agreements, the

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company is also required to defend and indemnify Yale for any damages arising out of use or sale of licensed products by the Company or its sublicensees.

Subsequent to entering into a license agreement with Yale in August 1994, described below, which covers Onrigintm and other compounds, the Company has paid approximately $10.8 million through December 31, 2008 to fund certain research at Yale.

License Agreement with Yale — September 1990.  Under this agreement, the Company has an exclusive license to a U.S. patent related to a synthetic form of melanin named MELASYN®. The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 24 years from 1990 (i.e. through 2014). Under the terms of the amended license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues. Through December 31, 2008, the Company has paid or accrued royalties to Yale of $86,000 under this agreement.

The Company has granted a non-exclusive sublicense for MELASYN® to a sublicensee. Under the terms of the amended sublicense agreement, the Company receives minimum annual royalties and, if products including the Company’s technology are developed, will receive a royalty based on a percentage of sales in the U.S. related to its issued patent.

License Agreement with Yale — August 1994.  Under this agreement, the Company has a non-transferable worldwide exclusive license to make, have made, use, sell and practice inventions under certain patents and patent applications for therapeutic and diagnostic purposes. The patents and patent applications under this amended license cover Onrigintm and other sulfonylhydrazine compounds, Triapine® and ß-L-Fd4C (elvucitabine). The term of the license is dictated by the expiration of any patents relating to any inventions or, with respect to non-patented inventions or research, 17 years from 1994 (i.e. through 2011).

Pursuant to the original agreement in 1994, the Company issued to Yale 15,930 shares of the Company’s common stock and made a payment of $50,000. Pursuant to an amendment to this agreement in 1997, certain amounts payable by the Company under the original agreement were reduced in exchange for 10,000 additional shares of its common stock issued to Yale valued at $600,000. Under the terms of the amended license agreement, the Company pays a license fee to Yale based on a percentage of net sales and sublicensing revenues and, with regard to several patents, potential milestones totaling $850,000 based on the status of clinical trials and/or regulatory approvals. Through December 31, 2008, the Company has paid royalties to Yale of $107,000 under this agreement.

The Company has granted a sublicense for ß-L-Fd4C (elvucitabine) to a sublicensee. Under the terms of the sublicense agreement, the Company received common stock reflected as available-for-sale securities in its consolidated balance sheet and will receive milestone payments and royalties based on product revenue, when and if a product including the licensed technology is developed and commercialized. The Company has also granted a sublicense to Beijing Pason Pharmaceuticals, Inc. (“Pason”) granting them the exclusive rights to develop, manufacture and market Triapine® in the People’s Republic of China, Taiwan, Hong Kong and Macao (the “Territory”). Under the terms of the sublicense agreement, the Company received an upfront payment of $500,000 and is entitled to receive potential milestone payments of $4.75 million and potential license fees based on a percentage of Triapine® revenues in the Pason Territory. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company is recognizing revenue of approximately $400,000, which represents the initial payment received from Pason net of royalties paid to Yale, over the life of the agreement. The Company recognized revenue related to this agreement of approximately $18,000 for each of the years ended December 31, 2008, 2007 and 2006, and $94,000 for the period from May 1, 1994 (inception) through December 31, 2008, respectively.

License Agreements with Yale — December 1995.  Under this agreement, the Company entered into a license agreement with Yale pursuant to which the Company received a non-transferable worldwide exclusive license, expiring over the lives of the patents, to three inventions relating to gene therapy for melanoma. Technology

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

licensed by the Company under this agreement relates to TAPET®. Pursuant to the original license agreement, the Company paid Yale a $100,000 fee. In June 1997, pursuant to an amendment to this license agreement, Yale agreed to reduce certain royalties payable on sublicense income and make certain other amendments to the license in exchange for 5,000 shares of the Company’s common stock issued to Yale. The Company has another license agreement with Yale pursuant to which the Company has a non-transferable worldwide exclusive license, expiring over the lives of the patents, to an invention relating to whitening skin. Under these licensing agreements, Yale is entitled to potential milestone payments totaling $1,000,000 based on the status of clinical trials and regulatory approvals. In addition, Yale is entitled to royalties on sales, if any, of resulting products and sublicense revenues. Through December 31, 2008, no amounts have been paid or are due under these amended license agreements.

5.	Accrued Expenses

The following is a summary of accrued expenses as of December 31 (in thousands):

	2008	2007

Clinical trials	$2,418	$2,827
Professional fees	307	221
Gift to Yale	—	50
Other	581	618

Total Accrued Expenses	$3,306	$3,716

6.	Convertible Senior Notes and Warrants

In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 (the “Notes”) and warrants to purchase up to an additional 780,000 shares of its common stock. The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. The Company may pay interest at its option in cash or registered shares of its common stock.

The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and warrants. The Notes were recorded in the consolidated financial statements at an initial carrying value of approximately $53.4 million, which represented the principal amount of the Notes of $60 million less the original issue discount (OID) of $3.6 million given to the initial purchaser of the Notes and the proceeds of approximately $3.0 million allocated to the warrants based on their relative fair value. Deferred issuance costs of approximately $1.2 million were also recorded in the consolidated financial statements. The deferred issuance costs, OID and assigned warrant value are being amortized as a component of interest expense using the effective interest method over the five-year term of the Notes. For the years ended December 31, 2008 and 2007, and for the period from May 1, 1994 (inception) to December 31, 2008, the Company incurred interest expense of $6.1 million, $5.1 million and $11.2 million, respectively, which included amortization expense of $1.4 million, $1.1 million and $2.5 million, respectively, related to the costs and discounts incurred in connection with the issuance of the Notes and warrants. The Company issued 538,122 shares and 253,920 shares of its common stock in payment of interest on February 15, 2008 and August 15, 2007, respectively.

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

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

In connection with the placement of the Notes and warrants, the Company entered into a registration rights agreement with the initial purchaser which requires the Company to use its best efforts to maintain the effectiveness of its registration statement relating to the resale of its convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of its outstanding notes by holders of such warrants and notes (the Registrable Securities). The Company may be required to file and make effective amendments and supplements to such registration statement from time to time in the future. The Company believes it is currently in compliance with its registration obligation. However, if the Company fails to maintain an effective registration statement through February 15, 2010, the expiration date of the warrants, it could become subject to certain liquidated damages up to $300,000 (assuming an event of failure would have occurred as of December 31, 2008 and continued through February 15, 2010). Such damages would be paid as additional interest on the principal amount of the Notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured. Once the Company regained compliance with its registration obligation with respect to all of the Registrable Securities, the interest payable on the Notes would return to the initial interest rate of 7.75%.

7.	Shareholders’ (Deficit) Equity

Preferred and Common Stock

On February 20, 2008, the Company effected a one-for-ten reverse split of all outstanding shares of its common stock and a corresponding decrease in the number of shares of authorized common stock. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the reverse stock split. Shareholders’ equity as of December 31, 2007 reflects the reverse stock split by reclassifying from “Common Stock” to “Additional Paid-In Capital” an amount equal to the change in par value for the decrease in the number of shares of outstanding common stock resulting from the reverse stock split.

The Company’s authorized capital stock consists of 60,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of December 31, 2008, the Company had 8,036,227 shares of common stock outstanding and no shares of preferred stock outstanding. As of December 31, 2008, the Company has reserved 5,130,070.9 shares for possible future issuance as follows:

•	an aggregate of 1,136,730.9 shares of common stock for issuance upon the exercise of outstanding warrants (see below);

•	an aggregate of 3,124,998 shares of common stock for issuance upon the conversion of its outstanding convertible notes (see Note 6);

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	an aggregate of 388,443 shares of common stock for issuance upon the exercise of options outstanding under its stock option plans (see Note 8);

•	an aggregate of 451,793 shares of common stock for issuance under its 2005 Stock Incentive Plan (see Note 8); and

•	an aggregate of 28,106 shares of common stock for issuance under its Employee Stock Purchase Plan (see Note 8).

Warrants

A summary of the outstanding warrants to purchase shares of the Company’s common stock as of December 31, 2008 is as follows:

	Number of
	Shares
	of Common
	Stock	Exercise
	to be Issued	Price
	upon Exercise of	Per Share of
	Outstanding	Outstanding	Expiration
Warrants issued in connection with a	Warrants	Warrants	Date

Private equity placement — February 2004	356,730.9	$32.50	2/11/2009
Private debt placement — February 2007	780,000.0	$20.00	2/15/2010

Total	1,136,730.9

8.	Stock-Based Compensation

The Company incurs stock-based compensation costs in connection with the following equity compensation plans:

2005 Stock Incentive Plan.  The amended plan provides for the issuance of up to 1,063,691 shares of common stock for a range of awards. As of December 31, 2008, there were 451,794 shares of common stock available for award. To date, the Company has made awards of only restricted stock under the plan. The Company generally issues new shares for awards of restricted shares. No award may be made under the plan after October 25, 2015. Awards vest according to time-based and performance-based criteria. Awards which are not vested expire immediately upon termination of service.

Employee Stock Purchase Plan.  A total of 45,000 shares of common stock are authorized for issuance under the plan of which 16,894 shares have been issued through December 31, 2008. The Company generally issues new shares for purchases under the plan.

Stock Option Plans.  As of December 31, 2008, the Company had stock options outstanding to purchase 388,443 shares of common stock under its following stock option plans: (i) the 2003 Stock Option Plan; (ii) the Amended and Restated 1993 Stock Option Plan; and (iii) the Senior Executive Stock Option Plan. There are no additional shares available for award under these plans. The last stock option award was made in October 2005. The options outstanding will continue to vest through June 2009 or earlier upon a change of control as defined in the plans. Incentive options expire the earlier of: (i) ten years after the date of grant, or (ii) three months after termination of service, if vested. Incentive options which are not vested expire immediately upon termination of service. The Company generally issues new shares upon exercise of options.

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense of $3.0 million, $4.5 million, $1.9 million and $10.5 million for the years ended December 31, 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008, respectively.

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

The consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows the pro forma net loss as if the Company had accounted for stock-based compensation expense under the fair value method prescribed by SFAS 123 for the period from inception through December 31, 2005 (in thousands, except per share amounts):

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

Restricted Stock

The Company recognized net compensation expense for restricted stock of $2.7 million, $4.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was unrecognized compensation cost of $135,000 related to non-vested restricted stock awards that is expected to

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

be recognized ratably over the vesting period of the awards through December 2010. A summary of the activity for non-vested restricted stock is as follows:

	2008		2007	2006
		Weighted-
	Number of	Average	Number of	Number of
	Shares	Grant Date	Shares	Shares
	(in 000’s)	Fair Value	(in 000’s)	(in 000’s)

Non-vested restricted stock at beginning of year	651	$14.98	500	7
Shares granted	55	1.02	158	511
Shares vested	(474)	14.70	(7)	(10)
Shares forfeited	(111)	15.07	—	(8)

Non-vested restricted stock at end of year	121	$9.69	651	500

Weighted-average fair value of shares granted		$1.02	$15.16	$14.90

The estimated fair value of restricted shares that vested during 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008 was $7.0 million, $92,000, $198,000 and $7.3 million, respectively.

An initial restricted stock grant is made to a non-employee director upon initial appointment or election to the board which shares will vest in three equal annual installments on the anniversary of the grant date or upon a change in control, as defined in the plan. Further, on the first trading day following each annual stockholder meeting, each eligible director will receive an automatic grant of restricted stock which shares will fully vest one year after the date of each grant or upon a change in control. Restricted stock grants to directors totaled 6,780 shares, 11,380 shares and 9,120 shares in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

A total of 45,000 shares of common stock are authorized for issuance under the Company’s employee stock purchase plan. The plan permits eligible employees to purchase up to 200 shares of common stock at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. In 2008, 2007 and 2006, 2,319 shares, 3,392 shares and 3,880 shares, respectively, were issued under the plan. The Company recorded compensation expense of $0, $4,000 and $8,000 for issuances under the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options

The Company recognized compensation expense related to stock options of $314,000, $263,000 and $611,000 for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $5,000 of unrecognized compensation cost related to unvested stock option awards. That cost is expected to be recognized on a straight-line basis over the service period of the entire awards through October 31, 2009. The amount of stock-based compensation recognized during a period is based on the fair value of the portion of the awards that vests during the period and has been reduced for estimated forfeitures. The Company has applied an annual forfeiture rate of 0.44% to all unvested options as of December 31, 2008 based on an analysis of the Company’s historical forfeitures. This forfeiture rate is re-evaluated quarterly and adjusted, as necessary. The actual expense recognized over the vesting period is only for those shares that vest.

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the activity under the Company’s stock option plans is as follows:

	2008				2007		2006
		Weighted-	Weighted-	Aggregate		Weighted-
		Average	Average	Intrinsic		Average
	Options	Exercise	Remaining	Value	Options	Exercise	Options	Options
	(in 000’s)	Price	Life (Years	(in 000’s)	(in 000’s)	Price	(in 000’s)	(in 000’s)

Outstanding at beginning of year	419	$47.39			423	$47.34	493	$48.09
Granted	—	—			—	—	—	—
Exercised	—	—			—	—	(13)	5.50
Forfeited	(1)	34.64			(2)	$42.16	(2)	33.43
Expired	(30)	45.13			(2)	$42.17	(55)	63.98

Outstanding at end of year	388	$47.62	2.69	$—	419	$47.39	423	$47.34

Exercisable at end of year	388	$47.62	2.69	$—

The intrinsic value of options exercised during 2006 was $194,000. The estimated fair value of option shares vested during 2008, 2007 and 2006 was $303,000, $335,000 and $898,000, respectively.

The following table presents weighted-average price and life information about significant option groups outstanding as of December 31, 2008:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
	Number	Average	Average
	of Shares	Remaining	Exercise
Range of Exercise Prices	(in 000’s)	Life (Years)	Price

$3.60 – $17.87	89	3.93	$9.60
$17.88 – $35.74	6	6.42	$21.33
$35.75 – $53.62	168	3.42	$45.82
$53.63 – $71.50	79	0.09	$58.09
$71.51 – $89.37	21	2.02	$74.03
$89.38 – $107.25	1	1.37	$98.75
$107.26 – $142.99	3	1.82	$122.50
$143.00 – $160.87	20	1.15	$148.75
$160.88 – $178.75	1	1.76	$178.75

Total	388	2.69	$47.62

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

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

9.	401(k) Savings Plan

The Company makes matching contributions in cash under a 401(k) Savings Plan up to an annual maximum match of $1,000 per employee. The expense for the matching contribution was $19,000, $36,000, $33,000 and $308,000 for the years ended December 31, 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008, respectively.

10.	Income Taxes

At December 31, 2008, the Company has available for federal tax purposes, net operating loss carryforwards, subject to review by the Internal Revenue Service, of $170.1 million and general business tax credit carryforwards of $19.2 million expiring in 2010 through 2028. The difference between the deficit accumulated during the development stage for financial reporting purposes and the net operating loss carryforwards for tax purposes is primarily due to certain costs which are not currently deductible for tax purposes and differences in accounting and tax bases resulting from the merger described in Note 1. The ability of the Company to realize a future tax benefit from a portion of its net operating loss carryforwards and general business credits may be limited due to changes in ownership of the Company.

For the years ended December 31, 2008 and 2007, the Company recorded state tax benefits of $258,000 and $343,000, respectively for the sale of certain research and development tax credits to the State of Connecticut, net of a 2007 provision of $12,000 for state capital taxes. For the year ended December 31, 2006, the Company recorded a state tax provision of approximately $42,000 related to state capital taxes. Except for the provisions recorded for state capital taxes and the benefits recorded for sales of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in the consolidated financial statements due to recurring historical losses.

The components of deferred income tax assets are as follows (in thousands):

	December 31,
	2008	2007

Operating loss carryforwards	$66,273	$63,535
General business tax credit carryforwards	19,153	15,963
AMT tax credit carryforwards	10	10
Contributions	258	414
Compensation related	900	2,352
Other	354	320

Deferred income tax assets	86,948	82,594
Deferred income tax liabilities	—	—

	86,948	82,594
Valuation allowance	(86,948)	(82,594)

Deferred income tax assets, net	$—	$—

The Company provides a full valuation allowance for its deferred tax assets due to historical losses since inception. The valuation allowance increased by $4.4 million and $14.4 million during 2008 and 2007, respectively.

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

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes accrued interest and penalties related to unrecognized taxes as additional tax expense. During the three years ended December 31, 2008, the Company did not recognize any such interest and penalties.

11.	Commitments and Contingencies

Leases

The Company has non-cancelable operating leases for its facility and its laboratory and office equipment expiring through 2010. Rental expense for the facility lease is recognized on a straight-line basis. Rental expense for operating leases was approximately $333,000, $311,000, $261,000 and $3.6 million for the years ended December 31, 2008, 2007 and 2006, and for the period from May 1, 1994 (inception) through December 31, 2008, respectively. As of December 31, 2008, future minimum lease payments remaining under non-cancelable operating lease agreements with initial terms in excess of one year are $296,000 for 2009 and $250,000 for 2010.

Agreements

Under the terms of an employment agreement, as amended, with the Company’s Chief Executive Officer CEO) expiring December 31, 2009, in the event that his employment is terminated by the Company for any reason other than cause or disability, or if he terminates for good reason, as defined in the agreement, the Company is obligated to pay him an amount equal to (a) two times his current base salary, (b) two times his average annual bonus for the prior two years, (c) two times the annual amounts for his personal insurance policies as well as to pay his deferred 2007 bonus and to continue payment of life and disability policies on his behalf for a period of two years.

The Company has entered into severance agreements with its officers pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his employment during the twelve-month period following a “change of control,” as defined in the agreement. Specifically, the officer would be entitled to a lump sum severance payment equal to the sum of twelve months of the officer’s monthly base salary plus the average of the last two cash bonus payments made to the officer, and to the continuation of group health insurance benefits for up to eighteen months. The foregoing amounts are not payable if termination of the officer is because of the officer’s death, by the Company for cause, or by the officer other than for good reason.

In July 2008, the Company adopted a retention plan (the Plan) covering each Company employee, including its executive officers. Under the Plan, which was approved by the Company’s board of directors, each employee became entitled to a retention payment payable in three installments through January 31, 2009, subject only to the employee’s continuous employment with the Company through the applicable retention payment date. Retention payments due under this Plan are being expensed ratably over 2008 and the accrual for such payments is included in the consolidated balance sheet. Under the Plan, each employee is also entitled to severance of a certain amount, if they are terminated without cause or following a change of control of the Company prior to December 31, 2009.

A former director of the Company is a party to a Consulting and Finder’s Agreement with the Company dated June 4, 1992, and amended February 17, 1995. This agreement entitles him to receive an annual fee equal to 10% of the net after-tax profits of the Company attributable to the sale or licensing of products or technology related to TAPET® licensed pursuant to the Company’s December 1995 license agreement with Yale (see Note 4), until the cumulative total of such fees equals $3 million. Such fee continues to be payable notwithstanding the director’s death until the $3 million has been paid. Through December 31, 2008, no amounts are due or have been paid under this agreement.

The Company has various commitments relating to its research and license agreements (see Note 4).

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company enters into indemnification provisions under its agreements with other companies in the ordinary course of business, typically clinical sites, suppliers and business partners. Pursuant to these agreements, we generally indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified parties in connection with use or testing of our product candidates, or with any U.S. patent or any copyright or other intellectual property infringement claim by any third party with respect to products. The term of these indemnification agreements is generally perpetual. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. We have no liabilities recorded for costs associated with these agreements as of December 31, 2008.

12.	Related Party Transactions

The Company licenses various compounds from Yale, including Onrigintm and Triapine®, which were developed by the laboratory of Dr. Sartorelli, one of the Company’s directors, through research funded in part by the Company’s gifts. In accordance with Statement of Financial Accounting Standards No. 116, Accounting for Contributions Received and Contributions Made, the Company has recorded a gift made in 2007 as research and development expense for the year ended December 31, 2007.

Mr. Bickerstaff, one of the Company’s directors, is a principal of CRT Capital Group LLC (“CRT”), which was the initial purchaser of the Company’s 7.75% convertible senior notes and warrants in a private placement in February 2007 (see Note 6). CRT received a purchase discount of $3.6 million which represented 6% of the $60 million principal amount of the notes.

13.	Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited selected quarterly financial data for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Quarter
2008	First	Second	Third	Fourth	Year

Revenues	$14	$13	$8	$8	$43
Net loss	(8,195)	(7,903)	(6,844)	(6,906)	$(29,848)
Basic and diluted loss per share	(1.14)	(1.06)	(0.92)	(0.93)	(4.04)

	Quarter
2007	First	Second	Third	Fourth	Year

Revenues	$5	$5	$6	$50	$66
Net loss	(7,955)	(8,842)	(9,037)	(8,159)	(33,993)
Basic and diluted loss per share	(1.20)	(1.33)	(1.33)	(1.18)	(5.05)

14.	Regulatory Matters

The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of Onrigintm finished product, received a Warning Letter from the U.S. Food and Drug Administration (FDA) in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). A 483 is a form issued by the FDA to list observations made during a facility inspection. Ben Venue informed the Company that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs (New Drug Application),

Vion Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements — (Continued)

ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, the Company was notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, the Company’s ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. The Company believes that it has sufficient inventory of Onrigintm to conduct its current and planned clinical trials through June 2009 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their review and evaluation as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report.

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon a review of the forms furnished to us and written representations from our executive officers and directors, we believe that during fiscal 2008 all Section 16(a) filing requirements applicable to our executive officers, directors and beneficial owners of more than ten percent of our Common Stock were complied with.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, as well as a Code of Ethics that applies to our chief executive officer and senior financial officers. The codes have been posted on our website, www.vionpharm.com. In the event we amend or waive any of the provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose any such amendment or waiver on our website set forth above.

Audit Committee of the Board of Directors

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Securities Exchange Act of 1934. The Audit Committee currently consists of three non-employee directors, Mr. Rakin, as Chairman, Mr. Miller and Mr. Willis. The Board of Directors has determined that all members of the Audit Committee are “independent directors” as defined by the Nasdaq Stock Market®. Our Board of Directors has determined that Mr. Rakin qualifies as “audit committee financial expert” (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002).

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

Our executive compensation program for our Chief Executive Officer, our President and Chief Financial Officer, and our three other most highly compensated executive officers, whom we collectively refer to as our named executive officers, consists of (i) base salary and (ii) incentive compensation in the form of non-equity incentive compensation bonus awards and equity-based incentive compensation awards under the Vion 2005 Stock Incentive Plan. Our executive compensation program has historically included and continues to include very few perquisites. The Company’s Compensation Committee is responsible for reviewing and approving the compensation paid by us to the named executive officers.

In 2005, the Compensation Committee retained Buck Consultants, Inc. (f/k/a Mellon Consultants, LLC), an executive compensation consulting firm, to assist it in conducting an evaluation of our compensation arrangements for our senior executives, including our named executive officers, with the goal of designing our compensation arrangements to be competitive with those offered by similar public companies in the pharmaceutical development industry. Since 2005, our compensation program has reflected in large part the recommendations of Buck Consultants, Inc. in particular by emphasizing the use of incentive-based compensation (including restricted stock awards) to reward the named executive officers and members of senior management for contributions to the achievement of the Company’s business, research and product development objectives. However in July 2008, in response to concerns regarding the departures and potential departure of certain of our key employees as we proceed with the new drug application (NDA) process for Onrigintm, we revised our incentive compensation program for 2008 to emphasize retention of employees, including the named executive officers, by linking incentive compensation payments in 2008 to continuous employment with the Company through the payment date rather than attainment of corporate targets.

Prior to the adoption of our 2005 Stock Incentive Plan, we issued options to purchase our common stock to our named executive officers and others under our 2003 Stock Option Plan, which was, together with all of our previous option plans, superseded by our 2005 Stock Incentive Plan. Our last option grant to our named executive officers under the 2003 Stock Option Plan was on December 8, 2004. To date, we have not granted any options under the 2005 Stock Incentive Plan, though we have granted restricted stock under that plan and are permitted to grant options and other stock-based awards under that plan. Except for Dr. Hahne who received restricted stock related to his hire on February 1, 2008, we have not granted any equity awards to the named executive officers since March 2007.

Compensation Objectives

The Compensation Committee’s philosophy is to establish executive compensation policies linked to the creation of shareholder value. Our compensation program is designed to:

•	Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size and at a comparable stage of development within our industry;

•	Align the interests of the executive officers with those of the stockholders with respect to short-term operating goals and long-term increases in the value of our common stock;

•	Reward executive officers for the achievement of short-term goals and for the enhancement of the long-term value of the Company;

•	Provide a strong emphasis on equity-based compensation and equity ownership, creating a direct link between shareholder and management interests; and

•	Incentivize executive officers to remain in the employ of the Company as we proceed with filing the NDA and seeking regulatory approval for Onrigintm.

These objectives serve as the guiding principles for all the decisions the Compensation Committee makes and has made with respect to the amount and type of compensation payable to our named executive officers.

Components of Compensation

Elements of Executive Compensation.  Except with respect to the non-equity (i.e., cash) incentive compensation bonus percentage targets set for each named executive officer as described below, the Compensation Committee does not have a specific mix of compensation components that it tries to achieve, but the intent is to make each component of total direct compensation (including base salary, annual cash bonus incentive, and long-term equity incentives) competitive with other companies of similar size and stage of development operating in our industry, while taking into account our relative performance and our own strategic goals. In making determinations on the mix and amount of executive compensation, the Compensation Committee reviews all components of the executive’s compensation, including base salary, annual cash bonuses, equity-based compensation and any other form of compensation received from the Company to ensure such compensation meets the goals of the program. As we have done in the past, in setting compensation for the year ended December 31, 2008, we used the Radford Biotechnology Survey as a basis for comparison of compensation. The Compensation Committee’s philosophy, in general, has been to set base salary and bonus levels between the 50th and 75th percentiles of compensation as reported in the Radford Biotechnology Survey. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company’s performance, are discussed below:

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2008 were established in December 2007 except for Dr. Hahne who joined the Company as its Vice President, Medical, on February 1, 2008. The Compensation Committee approved 4% salary increases for 2008 for Ms. Cahill and Dr. King. Mr. Kessman and Mr. Johnson’s base salaries remained the same between 2007 and 2008. Adjustments to base salaries are generally determined based upon a number of factors, including the Company’s performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee considered each of these factors but did not assign a specific value to each factor in raising base salaries for 2008. The Compensation Committee believes that base salaries for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry as determined by reference to the Radford Biotechnology Survey.

Incentive Compensation.  We have typically followed a process where at the beginning of each year, Mr. Kessman, our Chief Executive Officer, recommends and the Compensation Committee considers, adjusts and adopts performance targets for the Company’s executive officers on which to base non-equity bonus compensation for the year. With the assistance of Mr. Kessman, the Compensation Committee determines the level of corporate attainment of the targets which are in turn used to calculate the annual non-equity incentive compensation bonus payments. The targeted cash bonus to be paid based upon the achievement of all of the performance criteria is generally between 25% and 50% of the named executive officer’s salary with the actual amount paid as a non-equity incentive compensation cash bonus being such maximum amount prorated to reflect the level of attainment of the performance targets.

For 2006 and 2007, the Compensation Committee adopted performance targets tied to corporate, clinical, research and development, commercial, regulatory, administrative and financial goals. These goals were particularly focused on accruing patients to, and completing clinical trials of our lead product candidate, Onrigintm. The Compensation Committee originally approved 2008 performance targets that were tied to similar goals, but with an emphasis on completing clinical trials and completing regulatory filing requirements, including in particular, an NDA for Onrigintm for the treatment of elderly patients with de novo poor-risk AML. While we generally have not adjusted or altered these performance targets after they have been adopted, in July 2008 we did adjust the criteria as described below to incentivize and retain our employees as we proceed with the NDA process for Onrigintm.

On July 17, 2008, we announced to our employees that we had adopted a bonus and retention plan (the Retention Plan) covering each employee, including the named executive officers. The Retention Plan replaced our existing non-equity incentive compensation plan for fiscal 2008 and tied incentive compensation payments for 2008 to continuous employment with the Company through the payment date rather than attainment of corporate targets. The Compensation Committee believes the Retention Plan was an appropriate way to incentivize key employees to remain with the Company as we proceed with the process to file our NDA for Onrigintm in 2009. The Compensation Committee also thought it important to emphasize non-equity compensation (i.e., cash) in the Retention Plan in light of the rapid decline in the economy and the equity markets during 2008.

Under the Retention Plan, each named executive officer became entitled to non-equity incentive compensation as specified below payable in three installments: (i) 20% on September 30, 2008, (ii) 30% on November 30, 2008, and (iii) 50% on January 30, 2009, subject only to his or her continuous employment with the Company through the applicable bonus payment date:

Non-Equity
Incentive
Compensation
Name	Paid

Alan Kessman	$229,494
Howard B. Johnson	$108,000
Ann Lee Cahill	$100,000
William Hahne, M.D.	$100,000
Ivan King, Ph.D.	$75,000

Restricted Stock.  Our 2005 Stock Incentive Plan allows the Board of Directors or the Compensation Committee to grant stock-based awards of our common stock to executive officers and employees. Under the terms of the 2005 Stock Incentive Plan, the Board of Directors and the Compensation Committee have authority to select the executive officers and employees who will be granted stock-based awards and to determine the timing, pricing and number of shares of stock to be awarded. The Compensation Committee has historically believed that equity-based incentive awards are an integral part of total compensation for our named executive officers each of whom has significant responsibility for the Company’s long-term results. To date the Compensation Committee has granted awards of restricted stock only under the 2005 Stock Incentive Plan. Restricted stock awards provide an effective means of delivering incentive compensation while fostering stock ownership on the part of management. The restricted stock awards include vesting criteria that focus on rewarding executive officers when stockholders have likely also benefited from increases in the value of the Company and its common stock. This process serves to align the interests of named executive officers with those of stockholders. The Compensation Committee also believes that restricted stock awards motivate the named executive officers’ commitments to and successful execution of productivity, innovation, growth and business objectives aligned with shareholders’ interests. The Compensation Committee has also determined that granting certain of our named executive officers restricted stock was more attractive to executives than granting stock options because, unlike stock options, there is no money required to exercise them.

Except for Dr. Hahne who received restricted stock related to his hire on February 1, 2008, we have not granted any equity awards to the named executive officers since March 2007. With the exception of significant promotions, new hires and/or certain special adjustments and/or circumstances, we generally make restricted stock awards at a meeting of the Compensation Committee held at the end of our fiscal year or shortly thereafter. This timing was selected because it enables us to consider the current fiscal year performance of the Company and the participants as well as the Compensation Committee’s expectations for the coming year. The Compensation Committee’s schedule is determined in advance at the beginning of each fiscal year, subject to adjustment, thus the proximity of any awards to earnings announcements or other market events is coincidental.

No shares of restricted stock were granted to our executive officers, including our named executive officers, at the end of fiscal 2008. This is in large part due to the magnitude of previous awards made in 2006 and 2007 which awards vested on December 31, 2008 and January 1, 2009, and in order to conserve the 451,793 shares of common stock that remain available for grant under our 2005 Stock Incentive Plan and in light of current market conditions. The values for such stock awards reported below in the Summary Compensation Table for fiscal 2006 through 2008 for our named executive officers represent the compensation expense recorded in our financial statements based on a grant date fair value of $1.60 (for Dr. Hahne) and grant date fair values ranging from $13.80 to $17.00 for all other named executive officers, which are significantly higher than the vesting date fair values of $0.37 on December 31, 2008 and January 1, 2009 for the named executive officers (except for Dr. Hahne). As such, the actual compensation reported to the Internal Revenue Service for the value upon vesting of the stock awards was $66,106 in the case of Mr. Kessman, $31,141 in the case of Mr. Johnson, $26, 516 in the of Ms. Cahill and $16,711 in the case of Dr. King. Dr. Hahne’s shares have not yet vested.

We paid additional compensation on December 31, 2008 and on January 8, 2009 to certain of our employees and officers, including the named executive officers (except Dr. Hahne), to cover the associated withholding for federal, state and local income and employment taxes on their restricted stock awards that vested on December 31, 2008 and January 1, 2009. We also reimbursed our non-executive directors for their 2008 taxes payable with respect to their restricted stock awards. We decided to pay these taxes to encourage long-term stock ownership by our employees, officers and directors by eliminating the need for award recipients to sell shares to pay taxes related to the awards. We also believe this step served to motivate employees and officers to assert their best efforts on behalf of the Company as it prepared to submit the NDA for Onrigintm in February 2009. The total expense with respect to these payments is approximately $133,000 for all employees, officers and directors, of which approximately $96,000 was paid to our named executive officers and approximately $9,000 was paid to our directors.

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2008, we have not paid compensation to any of our named executive officers in excess of $1,000,000, thus Section 162(m) has not limited our ability to deduct executive compensation, however, the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

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

•	Cafeteria plan — health and dental insurance, life insurance, disability insurance and long term care coverage (portion of costs), flexible spending pre-tax reimbursement plans for health and dependent care;

•	Participation in 401k plan, including matching contribution, and employee stock purchase plan which allows purchase of our stock at a 15% discount; and

•	Tuition reimbursement.

The named executive officers are entitled to severance in various circumstances upon a change in control as described below under “ — Potential Payments Upon Termination or Change in Control.” In addition, we provide assistance with tax planning and compliance of up to $6,000 per annum for our Chief Executive Officer and $600 per annum for each of the other named executive officers. We have also agreed to reimburse Mr. Johnson for his commuting expenses. Pursuant to the terms of his employment agreement, we pay life and disability insurance policy premiums for Mr. Kessman.

Stock Ownership Guidelines

Though the Compensation Committee seeks to align shareholder and management interests through restricted stock awards, the Company does not have specific established stock ownership guidelines for any of its officers.

The foregoing discussion describes the compensation objectives and policies which were utilized with respect to our named executive officers during the year ended December 31, 2008. In the future, as the Compensation Committee continues to review each element of the executive compensation program with respect to our named executive officers, the objectives of our executive compensation program, as well as the methods which the Compensation Committee utilizes to determine both the types and amounts of compensation to award to our named executive officers, may change.

Summary Compensation Table

The following table sets forth information relating to total compensation awarded to, earned by or paid to our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers during the three fiscal years ended December 31, 2008:

						Non-Equity
				Stock	Option	Incentive Plan	All Other		Total
Name and		Salary(3)	Bonus(4)	Awards(5)	Awards(6)	Compensation(7)	Compensation		Compensation
Principal Position	Year	($)	($)	($)	($)	($)	($)		($)

Alan Kessman	2008	$458,988	$61,666	$1,150,371	—	$114,747	$64,745	(8)	$1,850,517
— Chief Executive Officer(1)	2007	$458,988	—	$1,131,830	—	—	$24,020		$1,614,838
	2006	$445,619	—	$310,462	—	$95,000	$30,167	(9)	$881,248
Howard B. Johnson	2008	$297,440	$29,291	$539,934	$69,163	$54,000	$19,518		$1,009,346
— President and Chief	2007	$297,440	—	$532,210	$75,458	$38,325	$219		$943,652
Financial Officer	2006	$286,000	—	$147,470	$175,798	$61,150	$11,433	(10)	$681,851
Ann Lee Cahill	2008	$262,080	$24,666	$462,001	63,122	$50,000	$16,375		$878,244
— Vice President, Clinical	2007	$252,000	—	$454,277	$75,787	$27,059	$1,129		$810,252
Development	2006	$240,000	—	$124,185	$81,008	$52,000	$1,486		$498,679
William Hahne, M.D.	2008	$260,000	$20,000	$8,727	—	$50,000	$10,449	(11)	$349,176
— Vice President, Medical(2)
Ivan King, Ph.D.	2008	$257,088	$15,416	$289,130	$34,578	$37,500	$11,387	(12)	$645,099
— Vice President, Research	2007	$247,200	—	$283,731	$37,729	$26,543	$1,204		$596,407
and Development	2006	$240,000	—	$88,019	$57,268	$42,762	$1,886		$429,935

(1)	We are a party to an employment agreement with Mr. Kessman, described below.

(2)	Dr. Hahne has been our Vice President, Medical since February 1, 2008.

(3)	Includes amounts earned but deferred at the election of the named executive officer under the Company’s qualified 401(k) Plan.

(4)	Cash bonuses to named executive officers paid under an incentive plan are reported in the column “Non-Equity Incentive Plan Compensation.”

(5)	Reflects compensation expense for all restricted common stock awards recognized for financial reporting purposes under SFAS 123(R) for fiscal year 2008. The compensation expense recognized was based on a grant date fair value of $1.60 (for Dr. Hahne) and grant date fair values ranging from $13.80 to $17.00 for all other named executive officers, which are significantly higher than the vesting date fair values of $0.37 on December 31, 2008 and January 1, 2009 for the named executive officers (except for Dr. Hahne). As such, the actual compensation reported to the Internal Revenue Service for the value upon vesting of the restricted stock awards for years 2006 through 2008 reported in this column was $66,106 in the case of Mr. Kessman, $31,141 in the case of Mr. Johnson, $26, 516 in the of Ms. Cahill and $16,711 in the case of Dr. King. Dr. Hahne’s shares have not yet vested.

See the “Outstanding Equity Awards at Fiscal Year-End” table for a description of restricted stock awards. For information regarding our valuation of stock-based compensation, see “Critical Accounting Policies and Estimates — Stock-Based Compensation Expense” contained in Item 7 as well as Notes 3 and 8 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(6)	Reflects compensation expense for all stock option awards recognized for financial reporting purposes (exclusive of any assumptions for forfeitures) under SFAS 123(R) for fiscal year 2008. The compensation expense was based on grant date fair values ranging from $27.67 to $30.18, which are significantly higher than the fair value of our common stock of $0.37 at December 31, 2008. The fair values of the stock options awards were calculated using a Black-Scholes option valuation model with the assumptions listed below.

	Risk-Free	Expected	Expected	Dividend	Exercise
Grant Date	Interest Rate	Life	Volatility	Yield	Price

10/15/2004	3.67%	5.96 years	69%	0%	$43.10
12/8/2004	3.67%	5.96 years	69%	0%	$47.00

For information regarding our methodologies used to determine these assumptions, see Note 8 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

(7)	The amounts shown in the column were earned in the fiscal year shown pursuant to non-equity incentive plan compensation arrangements with our named executive officers and, in the case of our Chief Executive Officer, set forth in an employment agreement. Such amounts earned in 2008 were paid 50% in fiscal 2008 and 50% in fiscal 2009 and such amounts earned in fiscal years 2007 and 2006 were paid in the following fiscal year. Though the Compensation Committee awarded Mr. Kessman a non-equity bonus of $98,568 for 2007 (reflecting the level of attainment of target criteria and his 50% bonus target), at Mr. Kessman’s instigation the payment of his bonus has been deferred, and as such is not reflected in this column for fiscal 2007, in order to preserve cash which he and the Compensation Committee believed to be in the best interests of the Company and its stockholders.

(8)	Includes company-paid income and employment taxes on restricted stock awards of $40,600 and premiums on life and disability insurance of $23,145.

(9)	Includes company-paid income and employment taxes on restricted stock awards of $19,285.

(10)	Includes company-paid income and employment taxes on restricted stock awards of $16,240.

(11)	Includes income of $8,813 paid in fiscal 2008 to Dr. Hahne in his capacity as a consultant prior to his hire date.

(12)	Includes company-paid income and employment taxes on restricted stock awards of $10,150.

We entered into an employment agreement effective January 1, 2004 with Alan Kessman, our Chief Executive Officer which has been amended, most recently on June 23, 2008. The termination date of Mr. Kessman’s extended employment agreement is December 31, 2009. Pursuant to this agreement, Mr. Kessman receives a minimum base salary of $412,000 per year and is eligible for a bonus of up to 50% of his base salary based on the achievement of specified objectives. In addition, we pay for his personal insurance policies.

Except for change in control severance agreements as described below, we do not have formal employment agreements with any of our named executive officers except Mr. Kessman; however, base pay, equity and non-equity incentive compensation arrangements, and other arrangements are set forth in offer letters provided to each of our named executive officers as of the date of hire or promotion. Since the date of these offer letters, the compensation paid to each of these executives has been increased.

Grants of Plan-Based Awards

Our Compensation Committee approved an award of restricted common stock under our 2005 Stock Incentive Plan to our named executive officer as set forth in the table below during the year ended December 31, 2008. Under the Retention Plan, our named executive officers became entitled to a non-equity incentive compensation payable on January 31, 2009 as set forth in the table below subject to their remaining in the employ of the Company through the payment date. All such amounts were paid.

								Grant
		Estimated Future Payouts			Estimated Future Payouts			Date
		under Non-Equity Incentive Plan Awards			under Equity Incentive Plan Awards			Fair Value
		Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock
Name	Grant Date	($	($)	($)	(#)	(#)	(#)	Award

Alan Kessman	7/17/2008	—	$114,747	—	—	—	—	—
Howard B. Johnson	7/17/2008	—	$54,000	—	—	—	—	—
Anne Lee Cahill	7/17/2008	—	$50,000	—	—	—	—	—
William Hahne, M.D.	4/1/2008 7/17/2008	—	$50,000	—	—	20,000	—	$32,000
Ivan King, Ph.D.	7/17/2008	—	$37,500	—	—	—	—	—

Our 2005 Stock Incentive Plan is administered by our Compensation Committee. The objectives of the plan include attracting, motivating and retaining key personnel and promoting our success by linking the interests of our employees, directors and consultants with our success. As of December 31, 2008, there were 1,063,691 shares of common stock authorized for awards under the plan and 451,793 shares of common stock available for grant under the plan.

The term of the 2008 restricted common stock award to Dr. Hahne is ten years from the date of the grant. The award will vest upon the earliest of (i) 11 equal monthly increments on the first of the month beginning February 1, 2010 and ending December 1, 2010; (ii) the approval of an NDA to market Onrigintm, or (iii) the occurrence of a Change of Control, as defined in our 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan requires that the recipient of an award be continuously employed or otherwise provide service to us. Failure to be continuously employed or in another service relationship generally results in the forfeiture of stock not vested at the time the employment or other service relationship ends.

The restricted stock awards granted to the named executive officers other than Dr. Hahne are no longer subject to vesting, the last shares having vested on January 1, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the outstanding equity award holdings held by our named executive officers at December 31, 2008.

	Option Awards				Stock Awards
							Equity
							Incentive
							Plan Awards:
					Equity Incentive		Market or
					Plan Awards:		Payout
					Number of		Value of
	Number of	Number of			Unearned		Unearned
	Securities	Securities			Shares,		Shares,
	Underlying	Underlying			Units or		Units or
	Unexercised	Unexercised	Option		Other Rights		Other Rights
	Options	Options	Exercise	Option	That Have		That Have
	(#)	(#)	Price	Expiration	Not Vested		Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)		($)

Alan Kessman	20,090	—	$52.50	1/11/2009	12,000	(1,5)	$4,440
	74,725	—	$57.75	1/11/2009
	4,999	—	$148.75	2/24/2010
	3,000	—	$73.75	12/5/2010
	11,478	—	$47.50	12/6/2011
	15,000	—	$5.50	7/30/2012
	8,000	—	$15.70	12/10/2013
	14,999	—	$47.00	12/8/2014
Howard B. Johnson	34,999	—	$38.79	3/18/2012	5,000	(2,5)	$1,850
	7,250	—	$5.50	7/30/2012
	6,000	—	$15.70	12/10/2013
	9,999	—	$47.00	12/8/2014
Ann Lee Cahill	1,500	—	$47.09	1/7/2012	5,000	(2,5)	$1,850
	2,000	—	$5.50	7/30/2012
	1,000	—	$15.70	12/10/2013
	5,500	—	$43.09	10/15/2014
	5,000	—	$47.00	12/8/2014
William Hahne, M.D.	—	—	—	—	20,000	(3)	$7,400
Ivan King, Ph.D.	1,400	—	$46.87	3/4/2009	3,500	(4,5)	$1,295
	1,730	—	$60.63	5/20/2009
	5,999	—	$148.75	2/24/2010
	4,500	—	$73.75	12/5/2010
	5,357	—	$47.50	12/6/2011
	6,500	—	$5.50	7/30/2012
	3,999	—	$15.70	12/10/2013
	4,999	—	$47.00	12/8/2014

(1)	Reflects 12,000 restricted shares of common stock awarded on March 12, 2007 at a grant date fair value of $17.00 per share.

(2)	Reflects 5,000 restricted shares of common stock awarded on March 12, 2007 at a grant date fair value of $17.00 per share.

(3)	Reflects 20,000 restricted shares of common stock awarded on April 1, 2008 at a grant date fair value of $1.60 per share. The restricted common stock award vests upon the earliest of (i) in 11 equal monthly installments on the first of the month beginning February 1, 2010 and ending December 1, 2010, (ii) a Change in Control, as defined in the Company’s 2005 Stock Incentive Plan, or (iii) the Company receiving approval of an NDA to market Onrigintm.

(4)	Reflects 3,500 shares awarded on March 12, 2007 at a grant date fair value of $17.00 per share.

(5)	Restricted common stock awards vested on January 1, 2009.

Option Exercises and Stock Vested

During the year ended December 31, 2008, there were no exercises of stock options by our named executive officers. The following table sets forth the vestings of restricted common stock for our named executive officers at December 31, 2008.

	Stock Awards
	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#)	($)

Alan Kessman	166,666	$61,666
Howard B. Johnson	79,166	$29,291
Ann Lee Cahill	66,666	$24,666
William Hahne, M.D.	—	$—
Ivan King, Ph.D.	41,665	$15,416

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

Potential Payments upon Termination or Change in Control

The following summaries set forth potential payments payable to our named executive officers upon termination of employment or a change in control of us under their current employment or severance agreements:

(i) Under the terms of our employment agreement, as amended, with Mr. Kessman, in the event that his employment is terminated by us for any reason other than cause or disability, or if he terminates for good reason, we are obligated (A) to pay him an amount equal to (a) two times his current base salary, (b) two times his average annual bonus for the prior two years, (c) two times the annual amounts for his personal insurance policies, and (d) his deferred 2007 bonus, as well as (B) to continue payment of certain insurance costs on his behalf for a period of two years. Under this employment agreement, it shall constitute “good reason” for Mr. Kessman to terminate his employment and receive the amounts described above if there is a change in control and the Company or its successors, as the case may be, fails to agree in writing to extend the expiration date of Mr. Kessman’s employment agreement to the two-year anniversary of the change of control.

(ii) We entered into severance agreements with certain of our named executive officers, including Mr. Johnson, Ms. Cahill, Dr. Hahne and Dr. King, pursuant to which each of these officers would be entitled to certain payments in the event such officer loses his or her employment during the twelve-month period following a “change in control,” as defined in the agreement. Specifically, if a “change in control” occurs, the officer shall be entitled to a lump sum severance payment equal to the sum of twelve months of the officer’s monthly base salary as in effect as of the date of termination or immediately prior to the change in control, whichever is greater, plus the average of the last two cash bonus payments made to the officer prior to the change in control. The Company would also make all payments due under COBRA to provide each officer with group health insurance benefits substantially similar to those which the officer was receiving immediately prior to the date of termination until the earlier of 18 months after such termination or the date the officer has obtained new full-time employment. The foregoing amounts are not payable if termination of the officer is because of the officer’s death, for cause, or by the officer other than for good reason. Under the Retention Plan, Mr. Johnson, Ms. Cahill, Dr. Hahne and Dr. King also became entitled to severance of a certain amount, if they are terminated without cause prior to December 31, 2009.

The table below sets forth the estimated current value of payments and benefits to each of our named executive officers under the circumstances summarized above pursuant to these employment and severance agreements, as well as the value of accelerated unvested restricted stock and stock options that would immediately vest in the event of a change of control, as defined in the equity plan agreements. The amounts shown assume that the triggering events occurred on December 31, 2008 and do not include other benefits that are available to all salaried employees, primarily accrued vacation.

				Intrinsic
			Value of	Value of
		Health and	Accelerated	Accelerated
		Welfare	Unvested	Unvested
		Benefits	Restricted	Stock
Name	Severance	Continuation	Stock(1)	Options(2)	Total

Alan Kessman —
Change of control	$1,395,907	$94,212	$4,440	—	$1,494,559
Termination	$1,395,907	$94,212	—	—	$1,490,119
Howard B. Johnson —
Change of control	$324,440	$28,412	$1,850	—	$354,702
Termination	$297,440	—	—	—	$297,440
Ann Lee Cahill —
Change of control	$287,080	$27,766	$1,850	—	$316,696
Termination	$262,080	—	—	—	$262,080
William Hahne, M.D. —
Change of control	$285,000	$29,670	$7,400	—	$322,070
Termination	$260,000	—	—	—	$260,000
Ivan King, Ph.D. —
Change of control	$275,838	$27,977	$1,295	—	$305,110
Termination	$257,088	—	—	—	$257,088

(1)	Value of unvested restricted stock was calculated using the closing price of our common stock on December 31, 2008 ($0.37).

(2)	As the exercise prices of the non-vested stock options exceeded the closing price of our common stock on December 31, 2008 ($0.37), there was no intrinsic value of accelerated unvested stock options at December 31, 2008.

Director Compensation

We currently have six non-employee directors that qualify for compensation under our director compensation plan. Non-employee directors receive annual cash compensation of $15,000, except for the chairman of the Board of Directors who receives $40,000 per annum, plus additional cash compensation, ranging from $500 to $1,500 per meeting, for meetings attended, and reimbursement of actual out-of-pocket expenses incurred in connection with attendance at meetings. In addition, the chairman of each committee of the board receives annual cash compensation of $5,000, except for the chairman of the audit committee who receives $10,000 per annum. Non-employee directors receive an initial restricted common stock award under our 2005 Stock Incentive Plan, such restricted common stock to vest in three equal annual installments on the grant anniversary, and annual restricted common stock awards upon re-election to the Board of Directors, such restricted common stock to vest on the first anniversary of the date of grant. The Company does not pay employee members of the board separately for their service on the board.

The following table sets forth total compensation of our non-employee directors for the fiscal year ended December 31, 2008.

	Fees Earned Or	Stock
	Paid In Cash	Awards(2)	Total
Name	($)	($)	($)

George Bickerstaff	$19,500	$5,275	$24,775
Stephen K. Carter, M.D.(1)	$7,500	$5,231	$12,731
William R. Miller	$46,500	$5,275	$51,775
Kevin Rakin	$36,000	$21,468	$57,468
Alan C. Sartorelli, Ph.D.	$23,000	$5,275	$28,275
Ian Williams, D. Phil.	$30,000	$20,890	$50,890
Gary K. Willis	$29,000	$5,275	$34,275

(1)	Dr. Carter is no longer a member of our Board of Directors effective as of our 2008 annual meeting held on December 10, 2008.

(2)	Represents the dollar amount recognized for financial reporting purposes for fiscal year 2008 in accordance with SFAS 123(R) for the fair value of restricted common stock awards. The awards for fiscal year 2008 include: (i) 1,130 restricted shares of common stock with a December 11, 2008 grant date fair value of $531 that will vest on December 11, 2009 awarded to each of Mr. Bickerstaff, Mr. Miller, Mr. Rakin, Dr. Sartorelli, Dr. Williams and Mr. Willis. At December 31, 2008, the aggregate number of restricted common stock awards that have not vested was: (i) 1,130 shares for each of Mr. Bickerstaff, Mr. Miller, Dr. Sartorelli and Mr. Willis; (ii) 3,444 shares for Mr. Rakin; and (iii) 2,287 shares for Dr. Williams. Unvested restricted stock immediately vests in the event of a change of control, as defined in the equity plan agreement. At December 31, 2008, the aggregate number of shares of common stock underlying unexercised options (all of which are exercisable) was: 2,000 for Mr. Bickerstaff; 8,202 for Dr. Carter; 7,971 for Mr. Miller; 10,648 for Dr. Sartorelli; and 2,000 for Mr. Willis. For information regarding our valuation of stock-based compensation, see “Critical Accounting Policies and Estimates — Stock-Based Compensation Expense” contained in Item 7 as well as Notes 3 and 8 to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Gary Willis, Kevin Rakin and Ian Williams. No member of the Compensation Committee was an officer or employee of the Company during 2008 or was formerly an officer or employee of the Company. In addition, during 2008 no executive officer of the Company served as a member of another entity’s board of directors or as a member of the compensation committee of another entity (or other board committee performing equivalent functions) during 2008, which entity had an executive officer serving on the Board of Directors of the Company.

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

The following table sets forth information as of March 1, 2009 (except as otherwise noted in the footnotes) regarding the beneficial ownership (as defined by the SEC) of our Common Stock: (i) each person known by us to own beneficially more than five percent of our outstanding Common Stock; (ii) each of our current directors; (iii) each executive officer named in the Summary Compensation Table under Item 11; and (iv) all of our current directors and executive officers as a group. Except as otherwise specified, the named beneficial owner has the sole voting and investment power over the shares listed and the address of each beneficial owner is c/o Vion Pharmaceuticals, Inc., 4 Science Park, New Haven, Connecticut 06511.

Beneficial ownership is determined in accordance with the rules of the SEC. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options, warrants or other convertible securities held by that person that are exercisable within 60 days of March 1, 2009. The percentage of beneficial ownership is based on 8,036,227 shares of our common stock outstanding as of March 1, 2009.

	Number of		Percent of
	Shares		Outstanding
	Beneficially		Shares of
Directors and Officers	Owned		Common Stock

George Bickerstaff	11,683	(1)	*
William R. Miller	41,942	(2)	*
Kevin Rakin	7,229	(3)	*
Alan C. Sartorelli, Ph.D.	55,350	(4)	*
Ian Williams. D. Phil.	6,229	(3)	*
Gary K. Willis	11,683	(1)	*
Ann Lee Cahill	87,072	(5)	1.1%
William Hahne, M.D.	20,000	(6)	*
Howard B. Johnson	144,094	(7)	1.8%
Alan Kessman	243,728	(8)	3.0%
Ivan King, Ph.D.	80,757	(9)	1.0%
All directors and executive officers as a group (14 persons)	782,305	(10)	9.5%
Other Beneficial Owners
Bruce & Co., Inc. 20 N. Wacker Drive Suite 2414 Chicago, Il 60606	781,017	(11)	8.9%

*	Less than one percent

(1)	Includes 2,000 shares issuable upon exercise of options.

(2)	Includes 7,971 shares issuable upon exercise of options.

(3)	Includes restricted shares of our common stock not vested as of March 1, 2009 as follows:

•	On June 28, 2006, Dr. Williams received an initial grant following his election to our Board of Directors of 3,470 shares of restricted stock;

•	On January 15, 2007, Mr. Rakin received an initial grant following his appointment to our Board of Directors of 3,470 shares of restricted stock; and

•	On December 11, 2008, Mr. Bickerstaff, Mr. Miller, Mr. Rakin, Dr. Sartorelli, Dr. Williams and Mr. Willis each received an annual grant of 1,130 shares of restricted stock.

Annual director grants will vest (i) one year after date of grant; or (ii) upon a Change of Control, as defined in our 2005 Stock Incentive Plan. Initial director grants will vest (i) in three equal annual installments on the anniversary of the date of grant; or (ii) upon a Change of Control, as defined in our 2005 Stock Incentive Plan.

(4)	Includes 19,087 shares beneficially owned by Dr. Sartorelli’s wife, as to which Dr. Sartorelli disclaims beneficial ownership. Also includes 10,648 shares issuable upon exercise of options.

(5)	Includes 15,000 shares issuable upon exercise of options.

(6)	Includes 20,000 shares of restricted stock granted to Dr. Hahne on April 1, 2008 and not vested as of March 1, 2009. Shares will vest upon the earliest of (i) 11 equal monthly increments on the first of each month beginning February 1, 2010 and ending December 1, 2010; (ii) the approval of an NDA to market Onrigintm; or (iii) the occurrence of a Change of Control, as defined in our 2005 Stock Incentive Plan.

(7)	Includes 58,248 shares issuable upon exercise of options.

(8)	Includes 1,275 shares held by a family trust of which Mr. Kessman is a controlling member. Also includes 57,476 shares issuable upon exercise of options.

(9)	Includes 34,484 shares issuable upon exercise of options.

(10)	Includes 195,970 shares issuable upon exercise of options.

(11)	Based on data set forth in Schedule 13G filed with the SEC on March 13, 2009, 781,017 shares of common stock reported in such Schedule 13G are held by Bruce & Co., Inc., consisting of 132,580 shares of common stock and 648,437 shares of common stock underlying convertible senior notes. Bruce & Co., Inc. has sole dispositive and voting power over the shares in its capacity as the investment manager for Bruce Ford, Inc., a Maryland registered investment company, and other clients.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2008.

	Number of
	Securities to		Weighted-	Number of
	be Issued		Average	Securities
	Upon		Exercise	Available
	Exercise of		Price of	for Future
	Outstanding		Outstanding	Issuance
	Options,		Options,	Under Equity
	Warrants		Warrants	Compensation
Plan Category	and Rights		and Rights($)	Plans

Plans approved by security holders —
Vion 2005 Stock Incentive Plan	—		—	451,793
Vion 2003 Stock Option Plan	102,777		$34.15	—
Vion 1993 Stock Option Plan	190,851		$50.39	—
Vion 2000 Employee Stock Purchase Plan	—	(1)	—	28,106

	293,628		$44.71	479,899
Plan not approved by security holders —
Vion 1999 Senior Executive Option Plan	94,815	(2)	$56.64	—

Total	388,443			479,899

(1)	Under our 2000 Employee Stock Purchase Plan, participants are permitted to purchase our common stock during the stock offering period. Accordingly, the number of shares of common stock to be issued under our 2000 Employee Stock Purchase Plan is not determinable and is not included.

(2)	Reflects outstanding options to purchase 94,815 shares of our common stock granted under our Senior Executive Stock Option Plan (the “Senior Plan”) to Mr. Kessman in January 1999 at exercise prices ranging from $52.50 to $57.75 in connection with his employment agreement. The shares of common stock issuable upon exercise of the options granted to Mr. Kessman under the Senior Plan have not been registered. The following summarizes the principal terms of the Senior Plan, which was adopted by our Board of Directors on January 11, 1999 and terminated on January 11, 2009. Options were granted under the Senior Plan to our Chief Executive Officer. The Board appointed its Compensation Committee to administer the plan, including determination of pricing and terms of awards under the plan. The maximum number of shares of common stock authorized for issuance under the Senior Plan was 98,000, subject to customary antidilution and other adjustments provided for in the Senior Plan. All options outstanding as of December 31, 2008 expired upon the plan’s termination on January 11, 2009.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

We license various compounds from Yale University, including Onrigintm and Triapine®, which were developed by the laboratory of Dr. Sartorelli, one of our directors, through research funded in part by our gifts. In March 2007, we made a gift of $200,000 to support research projects through March 31, 2008 at Dr. Sartorelli’s laboratory at Yale.

Mr. Bickerstaff, one of our directors, is a principal of CRT Capital Group LLC, which was the initial purchaser of our notes and warrants in the private placement in February 2007. CRT received a purchase discount of $3.6 million which represented 6% of the $60 million principal amount of the notes.

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based on this review, the Board has determined that all of the directors are “independent directors” as defined by the Nasdaq Stock Market®, except Mr. Kessman, our Chief Executive Officer, and Mr. Bickerstaff, who is not independent by virtue of his relationship with CRT Capital Group and the transaction described in the immediately preceding paragraph. Neither Mr. Kessman nor Mr. Bickerstaff serves on any committee of our Board of Directors.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees for professional audit services and other services rendered by Ernst & Young LLP, our independent registered public accountants, in 2008 and 2007:

	Years Ended December 31,
	2008		2007
		% Approved		% Approved
		by the Audit		by the Audit
	Fees	Committee	Fees	Committee

Audit fees(1)	$198,415	100%	$206,294	100%
Audit related fees(2)	—	100%	63,547	100%
Tax fees(3)	33,470	100%	49,547	100%
All other fees(4)	1,515	100%	1,515	100%

Total	$233,400		$320,903

(1)	Represents fees for the audit of our annual consolidated financial statements, review of the consolidated financial statements included in our Forms 10-Q and other audit services including the issuance of consents and the review of documents filed with the SEC. The fees for 2008 include $77,185 of accrued audit fees for the 2008 year-end audit that were not billed until 2009. The fees for 2007 include $61,087 of accrued audit fees for the 2007 year-end audit that were not billed until 2008.

(2)	Represents fees billed for accounting consultations and transaction reviews.

(3)	Represents fees billed for tax compliance services and transaction reviews.

(4)	Represents a subscription fee for an online accounting research database.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of our Board of Directors is responsible, among other matters, for the oversight of the external auditor. The Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent registered public accountants (the “Policy”).

Under the Policy, proposed services either (i) may be pre-approved by the Audit Committee without consideration of specific case-by-case services as “general pre-approval”; or (ii) require the specific pre-approval of the Audit Committee as “specific pre-approval”. The Audit Committee may delegate either type of pre-approval authority to one or more of its members. The Policy sets out the audit, audit-related, tax and other services that have received the general pre-approval of the Audit Committee, including those described in the footnotes to the table, above; these services are subject to annual review by the Audit Committee. All other audit, audit-related, tax and other services must receive a specific pre-approval from the Audit Committee.

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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.  Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report:

Page

Report of Independent Registered Public Accounting Firm	45
Consolidated Balance Sheets as of December 31, 2008 and 2007	46
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006 and for the Period from May 1, 1994 (Inception) through December 31, 2008	47
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006 and for the Period from May 1, 1994 (Inception) through December 31, 2008	48
Consolidated Statement of Changes in Shareholders’ Equity for the Period from May 1, 1994 (Inception) Through December 31, 2008	49
Notes to Consolidated Financial Statements	52

2.  Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

3.  Exhibits

The exhibits required by this item and included in this Report or incorporated herein by reference are as follows:

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation, as Amended, of Vion Pharmaceuticals, Inc. dated August 8, 2007(1)
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of February 20, 2008(2)
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Vion Pharmaceuticals, Inc. dated as of December 10, 2008(3)
3.4	By-laws, as amended(4)
10.1	Indenture between Vion Pharmaceuticals, Inc. and U.S. Bank National Association, as Trustee (including Form of Note attached thereto) dated February 20, 2007(5)
10.2	Registration Rights Agreement between Vion Pharmaceuticals, Inc. and CRT Capital Group LLC, as Initial Purchaser dated February 20, 2007(5)
10.3	Placement Agency Agreement by and among Vion Pharmaceuticals, Inc., CIBC World Markets Corp. and Leerink Swann & Company, dated January 25, 2005(6)
10.4	Securities Purchase Agreement dated February 9, 2004(7)
10.5	Registration Rights Agreement dated February 9, 2004(7)
10.6	Form of Warrant(7)
10.7	Form of Warrant(5)
10.8	Senior Executive Stock Option Plan(8)†
10.9	Vion Pharmaceuticals, Inc. Amended and Restated 1993 Stock Option Plan, as Amended(9)†
10.10	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, as Amended(10)†
10.11	Vion Pharmaceuticals, Inc. 2003 Stock Option Plan, Form of Stock Option Agreement for Executive Officers(10)†
10.12	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, as Amended and Restated(1)†
10.13	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, Form of Restricted Stock Agreement for Non-Employee Directors (11)†
10.14	Vion Pharmaceuticals, Inc. 2005 Stock Incentive Plan, Form of Restricted Stock Agreement under 2005 Stock Incentive Plan for Executive Officers (12)†
10.15	Employment Agreement between Vion Pharmaceuticals, Inc. and Alan Kessman dated November 3, 2003(13)†
10.16	Amendment No. 1, dated September 13, 2005, to the Employment Agreement with Alan Kessman dated November 3, 2003 (14)†
10.17	Amendment No. 2, dated January 3, 2006, to the Employment Agreement with Alan Kessman dated November 3, 2003 (12)†
10.18	Amendment No. 3, dated February 13, 2008, to the Employment Agreement with Alan Kessman dated November 3, 2003 (15)†
10.19	Amendment No. 4 to Employment Agreement of Alan Kessman, dated June 23, 2008(16)†
10.20	Employment Offer Letter to James Tanguay dated March 9, 2007(17)†
10.21	Employment Offer Letter to William F. Hahne dated December 23, 2007(18)†
10.22	Employment Offer Letter to Tanya Lewis dated November 21, 2008(3)†
10.23	Form of Severance Agreement between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Ivan King, Tanya Lewis, Karen Schmedlin and James Tanguay(8)†
10.24	Form of Retention Plan Agreement between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Alan Kessman, Ivan King, Karen Schmedlin and James Tanguay (19)†
10.25	Lease between Science Park Development Corporation and Vion Pharmaceuticals, Inc. dated November 1, 2001(9)

Exhibit
No.	Description

10.26	First Amendment to Lease by and between Vion Pharmaceuticals, Inc. and Science Park Development Corporation dated January 25, 2006(22)
10.27	Second Amendment to Lease by and between the registrant and Science Park Development Corporation dated June 27, 2007(23)
10.28	Third Amendment to Lease by and between Vion Pharmaceuticals, Inc. and Science Park Development Corporation dated October 1, 2008(24)
10.29	License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated August 31, 1994(25)
10.30	License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx Corporation) dated November 15, 1995(26)
10.31	License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated December 15, 1995(26)
10.32	Amendment No. 1 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated June 12, 1997(27)
10.33	Amendment No. 2 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated June 12, 1997(27)
10.34	Amendment No. 3 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated September 25, 1998(28)
10.35	Amendment No. 4 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated January 31, 2000 (29)(*)
10.36	Amendment No. 5 to a License Agreement between Yale University and Vion Pharmaceuticals, Inc. (f/k/a OncoRx, Inc.) dated March 3, 2003 (30)(*)
10.37	License Agreement between Vion Pharmaceuticals, Inc. and Beijing Pason Pharmaceuticals, Inc. dated September 12, 2003 (13)(*)
10.38	Research Collaboration and Option Agreement with a group of inventors from the Institute of Pharmacy and the Institute of Medical Chemistry and Biochemistry at the University of Innsbruck, and Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc. dated November 24, 2003 (31)(*)
10.39	Amended Exclusive License Agreement, by and among Dr. Johnny Easmon, Prof. Dr. Gottfried Heinisch, Dr. Gerhard Purstinger, Prof. Dr. Heinz-Herbert Fiebig, Prof. Dr. Johann-Hofmann, Austria Wirtschaftsservice Gesellschaft m.b.H. and Vion Pharmaceuticals, Inc., dated June 30, 2005 (32)(*)
10.40	License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated March 1, 2004 (33)(*)
10.41	First Amendment to a License Agreement between Johnson & Johnson Consumer Companies, Inc. and Vion Pharmaceuticals, Inc. dated December 31, 2007 (18)(*)
10.42	Consulting and Finder’s Agreement between MelaRx Pharmaceuticals, Inc. and Jacob A. Melnick, dated June 4, 1992, as Amended by Agreement dated February 17, 1995 (25)
10.43	Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI dated January 9, 2003(26)
10.44	Amendment 1 to Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI dated March 2, 2006
10.45	Amendment 2 to Clinical Trials Agreement between Vion Pharmaceuticals, Inc. and the Division of Cancer Treatment and Diagnosis, NCI dated January 8, 2008
10.46	Manufacturing and Service Contract for Commercial and Development Products between Vion Pharmaceuticals, Inc. and BenVenue Laboratories, Inc., dated November 28, 2006 (34)(*)
10.47	Master Supply Agreement for Commercial and Developmental Products, effective as of September 29, 2003, by and between Vion Pharmaceuticals, Inc. and Sigma Aldrich Five Chemicals, Inc. (f/k/a Tetrionics Inc.), as amended by that certain first amendment dated March 13, 2007 (17)(*)
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Exhibit
No.	Description

24.1	Power of Attorney (included on signature page)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2008.

(3)	Incorporated by reference to the Company’s Post-Effective Amendment No. 1 to Form S-3 on Form S-1 Registration Statement (File No. 333-141849), filed with the Commission on January 7, 2009.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-26534) for the fiscal year ended December 31, 2000.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 20, 2007.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 26, 2005.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2004.

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-26534) for the quarter ended March 31, 1999.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-26534) for the fiscal year ended December 31, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 31, 2005.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 9, 2006.

(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-26534) for the quarter ended September 30, 2003.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 13, 2005.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 15, 2008.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 25, 2008.

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 31, 2006.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 28, 2007.

(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 17, 2008.

(23)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 33-93468), effective August 14, 1995.

(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 000-26534) for the fiscal year ended December 31, 2002.

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB (File No. 000-26534) for the quarter ended September 30, 1997.

(26)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB (File No. 000-26534) for the fiscal year ended December 31, 1998.

(27)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q (File No. 000-26534) for the quarter ended June 30, 2001.

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A(File No. 000-26534) for the fiscal year ended December 31, 2002.

(29)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

(30)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.

(31)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on March 18, 2004.

(32)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 14, 2007.

*	Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VION PHARMACEUTICALS, INC.
Registrant

By:	/s/ Alan Kessman
Alan Kessman
Chief Executive Officer

Date: March 23, 2009

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

Signature	Title	Date

/s/ William R. Miller William R. Miller	Chairman of the Board	March 23, 2009

/s/ Alan Kessman Alan Kessman	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2009

/s/ Howard B. Johnson Howard B. Johnson	President and Chief Financial Officer (Principal Financial Officer)	March 23, 2009

/s/ Karen Schmedlin Karen Schmedlin	VP Finance and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2009

/s/ George Bickerstaff George Bickerstaff	Director	March 23, 2009

/s/ Kevin Rakin Kevin Rakin	Director	March 23, 2009

Signature	Title	Date

/s/ Alan C. Sartorelli, Ph.D. Alan C. Sartorelli, Ph.D.	Director	March 23, 2009

/s/ Ian Williams, D. Phil. Ian Williams, D. Phil.	Director	March 23, 2009

/s/ Gary K. Willis Gary K. Willis	Director	March 23, 2009