Form 10-Q
period 2009-03-31
VION PHARMACEUTICALS INC
filed 2009-05-11
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes  ☑ No
     The number of shares outstanding of the registrant’s common stock as of May 7, 2009 was 8,036,227.

VION PHARMACEUTICALS, INC.

Page
No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1A. Risk Factors	19

Item 6. Exhibits	26

SIGNATURES	27
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     In this report, unless the context otherwise requires, the terms “Vion,” “the Company,” “we,’’ “us,’’ and “our’’ refer to Vion Pharmaceuticals, Inc.
     We own or have rights to various copyrights, trademarks and trade names used in our business including the following: OnriginTM, Cloretazine®, Triapine®, MELASYN® and TAPET®. This report also includes other trademarks, service marks and trade names of other companies.

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vion Pharmaceuticals, Inc.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$29,958	$37,990
Available-for-sale securities	10	4
Accounts receivable	12	12
Prepaid expenses	169	242
Deferred issuance costs	250	250

Total current assets	30,399	38,498
Deferred issuance costs, net of current portion	468	531
Property and equipment, net	348	420
Security deposits	25	25

Total assets	$31,240	$39,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$2,947	$3,306
Accounts payable	408	945
Accrued payroll and payroll-related expenses	657	1,114
Interest payable	581	1,744
Deferred revenue	18	18

Total current liabilities	4,611	7,127

Deferred revenue, net of current portion	283	288
Convertible senior notes	54,156	55,443

Total liabilities	59,050	62,858

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,036,227 at March 31, 2009 and December 31, 2008	80	80
Additional paid-in capital	215,391	215,526
Accumulated other comprehensive income	10	4
Deficit accumulated during the development stage	(243,291)	(238,994)

Total shareholders’ deficit	(27,810)	(23,384)

Total liabilities and shareholders’ deficit	$31,240	$39,474

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the
			Period from
			May 1, 1994
			(Inception)
	For the Three Months		through
	Ended March 31,		March 31,
(In thousands, except per share data)	2009	2008	2009
Revenues:
Technology license fees	$5	$14	$4,645
Research and laboratory support fees	—	—	5,932
Contract research grants	—	—	2,501

Total revenues	5	14	13,078

Operating expenses:
Clinical trials	1,021	2,854	83,778
Other research and development	1,980	2,259	102,575

Total research and development	3,001	5,113	186,353
Marketing, general and administrative	1,616	2,087	54,369

Total operating expenses	4,617	7,200	240,722

Loss from operations	(4,612)	(7,186)	(227,644)
Interest income	7	502	13,701
Interest expense	(2,344)	(1,505)	(13,760)
Other income (expense), net	2,652	(6)	2,442

Loss before income taxes	(4,297)	(8,195)	(225,261)
Income tax benefit	—	—	(714)

Net loss	(4,297)	(8,195)	(224,547)
Preferred stock dividends and accretion	—	—	(18,489)

Loss applicable to common shareholders	$(4,297)	$(8,195)	$(243,036)

Basic and diluted loss applicable to common shareholders per share	$(0.54)	$(1.14)

Basic and diluted weighted-average number of shares of common stock outstanding	7,944	7,173

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2008	8,036,227	$80	$215,526	$4	$(238,994)	$(23,384)
Issuance of warrants — February 2007			(216)			(216)
Stock-based compensation expense			81			81
Change in net unrealized gains and losses				6		6
Net loss					(4,297)	(4,297)

Comprehensive loss						(4,291)

Balance at March 31, 2009	8,036,227	$80	$215,391	$10	$(243,291)	$(27,810)

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The Period
	For the Three Months		From May 1, 1994
	Ended March 31,		(Inception) through
(In thousands)	2009	2008	March 31, 2009
Cash flows from operating activities:
Net loss	$(4,297)	$(8,195)	$(224,547)
Adjustments to reconcile net loss to net cash used in operating activities —
Stock-based compensation	81	1,163	10,575
Stock issued in payment of interest	—	2,324	4,584
Change in fair market value of derivative	(2,619)	—	(2,619)
Amortization of convertible senior notes issuance costs, original issue discount and assigned warrant value	1,182	343	3,729
Depreciation and amortization	77	85	3,974
Loss on equipment disposals	—	—	18
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities —
Receivables and prepaid expenses	73	72	(180)
Other assets	—	—	(22)
Current liabilities	(2,519)	(1,592)	4,555
Deferred revenue	(5)	(4)	301

Net cash used in operating activities	(8,027)	(5,804)	(194,037)

Cash flows from investing activities:
Acquisition of equipment	(5)	(26)	(3,396)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052

Net cash used in investing activities	(5)	(26)	(3,396)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	—	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	—	1	112,372
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)

Net cash provided by financing activities	—	1	227,391

Change in cash and cash equivalents	(8,032)	(5,829)	29,958
Cash and cash equivalents, beginning of period	37,990	61,067	—

Cash and cash equivalents, end of period	$29,958	$55,238	$29,958

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
     Vion Pharmaceuticals, Inc. (the Company) is a development-stage company that develops therapeutics for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. The Company has established wholly-owned subsidiaries in the United Kingdom and Australia to act as the Company’s legal representative for clinical trials sponsored by the Company in the European Union and Australia, respectively.
     In February 2009, the Company filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) as a single agent in elderly patients with de novo poor-risk acute myeloid leukemia (AML). In April 2009, the Company announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. There can be no assurance that the NDA will be approved by the FDA in 2009 or at all.
2. Liquidity
     Based on the Company’s current operating plan, management estimates that its existing cash and cash equivalents totaling $30.0 million at March 31, 2009 will be sufficient to fund operations through the first quarter of 2010. The Company’s current operating plan, which assumes it will receive regulatory approval to commercialize Onrigintm from the FDA in the fourth quarter of 2009, includes only limited expenses for the commercial infrastructure and personnel necessary to launch Onrigintm as a product for the treatment of elderly patients with de novo poor-risk AML in the United States.
     Unless the Company has a sales and marketing partner for Onrigin tm or is able to generate cash from other sources, the Company will need to raise substantial capital to commercialize Onrigintm, to continue its product development and clinical trials, and to fund its operations beyond the first quarter of 2010. If the Company cannot raise adequate funds to satisfy its capital requirements, the Company may have to delay, scale-back or eliminate the commercialization of Onrigintm, discontinue its product development and clinical trials or cease operations.
     There can be no assurance that the Company will be able to raise additional capital if and when needed, nor as to what the terms of any financing might be. The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small capitalization pharmaceutical development sector in which the Company operates. The Company’s common stock is not listed on a national securities exchange. As such, the Company is ineligible to use Form S-3 to register the sale of shares of its common stock or to register the resale of its securities held by certain of its security holders with the SEC, thereby making it more difficult and expensive for the Company to register its common stock or other securities and raise additional capital, as well as maintain the effectiveness of any registration statements, including its existing registration statement relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of its outstanding notes by holders of such warrants and notes (the Registrable Securities). The Company will need to file and make effective amendments and supplements to such registration statement for the Registrable Securities from time to time in the future.
3. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments recorded for the three months ended March 31, 2009 were normal and recurring adjustments, except for the adjustments related to the Company’s convertible senior notes and warrants described in Note 6. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26534).
4. Reverse Stock Split
     On February 20, 2008, the Company effected a one-for-ten reverse split of all outstanding shares of its common stock and a corresponding decrease in the number of shares of authorized common stock. All share and per share amounts included in the accompanying unaudited condensed consolidated financial statements and footnotes have been restated for all periods presented to reflect the reverse stock split.
5. Per Share Data — Anti-dilution
     As of March 31, 2009, the Company had outstanding warrants to purchase 780,000 shares of its common stock at an exercise price of $20.00 per share, outstanding stock options to purchase 286,507 shares of its common stock at exercise prices between $3.59 and $178.75 per share and 72,094 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.
6. Convertible Senior Notes and Warrants
     In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 (the Notes) and warrants to purchase up to an additional 780,000 shares of its common stock. The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and warrants.
     The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. For the three months ended March 31, 2009 and 2008, the Company incurred interest expense of $2.3 million and $1.5 million, respectively, which included amortization expense of $1.2 million and $343,000, respectively. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations. The Company issued 538,122 shares of its common stock in payment of interest on February 15, 2008. The interest payment of $2.3 million due February 15, 2009 was made in cash.
     In connection with the placement of the Notes and warrants, the Company entered into a registration rights agreement with the initial purchaser which requires the Company to use its best efforts to maintain the effectiveness of its registration statement relating to the resale of its convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants, which have an exercise price of $20.00 per share, and upon conversion of its outstanding notes by holders of such warrants and notes (the Registrable Securities). The Company may be required to file and make effective amendments and supplements to such registration statement from time to time in the future. The Company believes it is currently in compliance with its registration obligation. However, if the Company fails to maintain an effective registration statement through February 15, 2010, the expiration date of the warrants, it could become subject to certain liquidated damages up to $187,500 (assuming an event of failure were to occur as of May 15, 2009 and would continue through February 15, 2010). Such damages would be paid as additional interest on the principal amount of the Notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured. Once the Company regained compliance with its registration obligation with respect to all of the Registrable Securities, the interest payable on the Notes would return to the initial interest rate of 7.75%.
     During the first quarter of 2009, the Company determined FSP 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), and EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,

were not applicable to its Notes. In connection with its review of these accounting pronouncements and its Notes, the Company determined it should have bifurcated and assigned a value of $2.6 million to an embedded derivative related to the Note’s make-whole payment due upon automatic conversion in the original accounting for the Notes in February 2007. The Company has determined that the effect on prior periods is not material. The Company has recorded the derivative at its fair value of $3,000 as of March 31, 2009, which is reflected as a reduction of the carrying value of the Notes. For the three months ended March 31, 2009, the Company has recorded interest expense of $878,000 to reflect the cumulative amortization of the initial derivative value and other income of $2.6 million to reflect the change in the fair value of the derivative between February 20, 2007 and March 31, 2009. As a result of its review, the Company also revised the allocation of the February 2007 Note proceeds between the Notes and warrants which was recorded as of March 31, 2009 as a reduction in additional paid-in capital and an increase in the carrying value of the Notes of $216,000. The revised allocation reduced interest expense for the three months ended March 31, 2009 by $71,000 to reflect the cumulative amortization of the adjustment to the warrant value from February 20, 2007 to March 31, 2009.
7. Stock-Based Compensation
     Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. For the three months ended March 31, 2009 and 2008, the Company recognized net stock-based compensation expense of $81,000 and $1.2 million, respectively.
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

8. Income Taxes
     For the three months ended March 31, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Except for the provisions recorded for minimum state capital taxes and the benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in its consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of March 31, 2009.

9. Commitments and Contingencies
     In April 2009, the Company adopted a new non-equity incentive compensation plan (the Plan) covering all its employees, including its executive officers. Under the Plan, each employee is entitled to non-equity incentive compensation for the year ending December 31, 2009, payable in installments as follows: (i) 20% on April 30, 2009; (ii) 20% upon the first to occur of (x) the completion of the FDA’s Oncology Drug Advisory Committee (ODAC) meeting regarding the Company’s lead anti-cancer product Onrigin™ or (y) September 30, 2009; (iii) 30% upon approval by the FDA of the Company’s NDA for Onrigin™; and (iv) 30% upon the Company’s first commercial shipment of Onrigin™. Estimated future incentive payments under this Plan are being expensed ratably throughout 2009 and an accrual of $265,000 for such payments is included in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2009.
     During the first three months of 2009, except for the payment of interest on the Company’s Notes in February 2009, there were no significant changes in the Company’s (i) reported commitments, (ii) reported payments under contractual obligations, (iii) disclosed contingent contractual obligations related to potential milestone payments under its license agreements, and (iv) potential cancellation fees under various agreements at December 31, 2008.
10. Regulatory Matters
     The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of OnriginTM finished product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). In June 2008, the Company was notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, the Company’s ability to obtain FDA approval to manufacture OnriginTM for commercial purposes could be delayed. The Company believes that it has sufficient inventory of OnriginTM to conduct its current and planned clinical trials through July 2010 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of OnriginTM in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,’’ “will,’’ “should,’’ “could,’’ “potential,’’ “seek,’’ “project,’’ “predict,’’ “anticipate,’’ “believe,’’ “estimate,’’ “expect,’’ “intend’’ and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Forward-looking statements involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Part II. Item 1A. Risk Factors,’’ as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. The risks that we have highlighted here are not the only ones that we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described in this Quarterly Report on Form 10-Q or any of those additional risks or uncertainties actually occur, our business, financial conditions or results of operations could be negatively affected. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange

Commission (SEC). We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.
     Overview
     We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, filing for regulatory approval of our lead product candidate, OnriginTM, conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities. We will have to raise additional capital to operate the Company beyond the first quarter of 2010.
     We have two small molecule anticancer agents in clinical development. Most of our resources are focused on the development of Onrigin tm for the treatment of acute myeloid leukemia (AML). In February 2009, we filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. There can be no assurance that the NDA will be approved by the FDA in 2009 or at all.
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
     We have limited resources to allocate to additional clinical trials of Onrigintm. Onrigintm is being evaluated in four clinical trials at this time sponsored by clinical investigators.
     We have limited resources to apply to our second product candidate, Triapine®. Triapine® is under evaluation in four clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We provide Triapine® drug products to support these trials.
     We have two additional anticancer technologies that are in the preclinical development stage: (i) a small molecule that targets hypoxic or low-oxygen areas of tumors (VNP40541) and (ii) a drug delivery technology (TAPET®). We are not developing these technologies with our own resources at this time, and will need a development partner(s) for these product candidates.
     Our plan of operations for the next twelve months currently includes the following elements:
•	Pursue regulatory approval for Onrigintm in the U.S.;

•	Conduct limited pre-launch commercialization activities for Onrigintm;

•	Conduct Vion-sponsored clinical trials and support investigator-sponsored trials of Onrigintm as a single agent or in combination with chemotherapy or other anti-cancer treatments;

•	Support clinical studies sponsored by the NCI of Triapine®; and

•	Continue to seek additional financing or development partners, collaborative partnerships, joint ventures, co-promotional agreements or other arrangements with third parties for all of our product development programs.
     Our plan of operations could be revised by us as a result of many factors, including, among other things, developments with respect to our NDA for Onrigintm, our clinical trials, and the amount of cash and other resources available to us. We would need to reevaluate the development of Onrigintm if (i) the FDA requests more information or additional clinical trials of Onrigintm, or does not approve Onrigintm in 2009, or (ii) data from any of our clinical trials raises issues relative to Onrigintm‘s safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. We may not have sufficient funding to engage in such activities. In any such event, our business, operations and prospects would be materially adversely affected.
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
     Status of Common Stock
     On February 20, 2008, we effected a one-for-ten reverse split of all outstanding shares of our common stock and a corresponding decrease in the number of shares of authorized common stock. As of that date, each ten of our shares were automatically combined, converted and exchanged into one share of our common stock. All share amounts, per share amounts and common stock prices included in this Quarterly Report on Form 10-Q are provided on a post-reverse stock split basis.
     Critical Accounting Policies and Estimates
     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
     For additional disclosures regarding stock-based compensation, see Note 7 to the accompanying unaudited condensed consolidated financial statements.
     Income Taxes
     Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of March 31, 2009. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.
     Recently Issued Accounting Standards
     Pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.

     Results of Operations
     Comparison of the Three-Month Periods Ended March 31, 2009 and March 31, 2008
     Revenues. Revenues from technology license fees for the three months ended March 31, 2009 were $5,000 as compared to $14,000 for the comparable 2008 period. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $3.0 million for the three months ended March 31, 2009 compared to $5.1 million for the same 2008 period as a result of a decrease in clinical trials expenses of $1.8 million and a decrease in other R&D expenses of $279,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and our pivotal Phase II trial of Onrigintm which remained open at a few clinical sites to collect certain electrocardiogram data since the main study completed patient accrual in August 2007. Other R&D expenses decreased primarily due to lower stock-based compensation expense in 2009.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1.6 million for the three months ended compared to $2.1 million for the comparable 2008 period. The decrease was primarily due to lower stock-based compensation expense in 2009.
     Interest Income. Interest income was $7,000 for the three months ended March 31, 2009 compared to $502,000 for the comparable 2008 period. The decrease was primarily due to lower interest rates.
     Interest Expense. Interest expense, which included non-cash amortization of deferred issuance costs, original issue discount and assigned warrant value, was $2.3 million for the three months ended March 31, 2009 compared to $1.5 million for the three months ended March 31, 2008 related to our convertible senior notes and warrants. Interest expense for the first quarter of 2009 included $807,000 of additional non-cash amortization expense as described in Note 6 to the accompanying unaudited condensed consolidated financial statements.
     Other Income (Expense), Net. For the three months ended March 31, 2009, other income was $2.7 million, which reflected foreign currency transaction gains of $33,000 and other non-cash income of $2.6 million related to the change in the fair value of a derivative as described in Note 6 to the accompanying unaudited condensed consolidated financial statements. For the three months ended March 31, 2008, other expense was ($6,000), which reflected foreign currency transaction losses. The foreign currency transaction gains and losses were related to contracts with vendors outside the U.S. denominated in foreign currencies.
     Income Taxes. For the three months ended March 31, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Net Loss. As a result of the foregoing decreases in expenses and the additional non-cash amortization of $807,000 and the non-cash other income of $2.6 million described in Note 6 to the accompanying unaudited condensed consolidated financial statements, the net loss was $4.3 million, or $0.54 per share based on weighted-average shares outstanding of 7.9 million, for the three months ended March 31, 2009 compared to $8.2 million, or $1.14 per share based on weighted-average shares outstanding of 7.2 million, for the same 2008 period.
     Liquidity and Capital Resources
     Since our inception in 1994, our primary source of cash has been through public and private offerings of debt and equity. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash has been for our product development activities.
     As of March 31, 2009, we had cash and cash equivalents of $30.0 million, compared to $38.0 million at December 31, 2008. The decrease in 2009 was the result of cash used to fund operating activities of $8.0 million and acquisitions of capital equipment of $5,000. Cash used in operations was primarily to fund product development activities as well as for working capital, payment of interest and general corporate purposes.
     Cash Used in Operating Activities
     Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, differences in the timing of cash flows and earnings/expense recognition, and changes in operating assets and liabilities. Significant changes in operating assets and liabilities were as follows:
     Receivables and prepaid expenses decreased $73,000 and $72,000 during the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 was primarily due to lower prepaid insurance expense as the timing of insurance premium payments differs from the recognition of insurance expense. The decrease in 2008 was primarily due to collection of a miscellaneous receivable.
     Current liabilities decreased $2.5 million during the three months ended March 31, 2009 primarily due to a reduction in accrued payroll-related expenses due to the payment in 2009 of amounts accrued as of December 31, 2008 and lower liabilities for outside vendor costs associated with our clinical trials program. Current liabilities decreased $1.6 million during the three months ended March 31, 2008 primarily due to interest accrued related to our convertible senior notes as the timing of interest payments differed from the recognition of interest expense and a reduction in accrued payroll-related expenses due to the payment in 2008 of amounts accrued as of December 31, 2007.
     Cash Used in Investing Activities
     Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $5,000 and $26,000 for the three months ended March 31, 2009 and 2008, respectively, were primarily for computer hardware and software. Capital expenditures for fiscal 2009 are not expected to exceed $500,000.
     Cash Provided by Financing Activities
     Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the three months ended March 31, 2008, we received net proceeds of $1,000 from common stock issuances under employee stock plans. All proceeds from financing activities are being and will be used to fund product development activities as well as for working capital and general corporate purposes.
     In February 20, 2007, we completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 and warrants to purchase up to an additional 780,000 shares of our common stock. We are obligated to pay the principal amount of the notes in cash on the maturity date, February 15, 2012. On or after, but not prior to, February 15, 2010, we have the right to redeem some or all of the notes for cash at any time, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to, but not including, the redemption date. Upon certain fundamental changes (as described below), holders of notes will have the right, subject to various conditions and restrictions, to require us to repurchase their notes, in whole or in part, at 100% of the principal amount plus accrued and unpaid interest up to, but not including, the repurchase date.
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
     The notes shall become automatically convertible at any time prior to maturity if the closing price per share of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within any 30-consecutive trading day period, provided that only those notes as to which we are then able to make the make-whole payment (defined below) under Nasdaq shareholder approval rules shall be

automatically converted; and further provided that only those notes (i) for which a shelf registration statement was in effect with respect to the resale of the shares of common stock issuable upon automatic conversion for each day during such 30-consecutive trading day period or (ii) for which the shares issuable upon automatic conversion may be freely transferred pursuant to Rule 144(k) under the Act, shall be automatically converted. Upon any automatic conversion of the notes, we shall pay to holders an amount equal to $232.50 per $1,000 principal amount of notes so converted, less the amount of any interest paid on such notes prior to the conversion date. This payment may be made at the Company’s option in cash, registered shares of common stock or some combination of cash and registered shares of common stock having a fair market value equal to the make-whole payment due.
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
     The notes and the Indenture under which they were issued limit our ability to incur indebtedness or other obligations, including certain senior secured indebtedness or other secured obligations, in the future. If there is an event of default on the notes, the principal amount of the notes, plus accrued and unpaid interest may be declared immediately due and payable, subject to certain conditions set forth in the Indenture.
     In connection with the placement of the notes and warrants, we entered into a registration rights agreement which requires us to use our best efforts to maintain the effectiveness of our registration statement relating to the resale of our convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes. We may be required to file and make effective amendments and supplements to such registration statement from time to time in the future. We believe we are currently in compliance with our registration obligation. However, if we fail to maintain an effective registration statement through February 15, 2010, the expiration date of the warrants, we could become subject to certain liquidated damages in the form of additional interest on the principal amount of the notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured. In the event of a failure, once we regained compliance with our registration obligation with respect to all of the registrable securities, the interest payable on the notes would return to the initial interest rate of 7.75%.
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
     Future Cash Requirements
     Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $30.0 million at March 31, 2009 will be sufficient to fund our operations through the first quarter of 2010. Our current operating plan, which assumes we will receive regulatory approval to commercialize Onrigintm from the FDA in the fourth quarter of 2009, includes only limited expenses for the commercial infrastructure and personnel necessary for us to commercialize Onrigintm as a product for the treatment of elderly patients with de novo poor-risk AML in the United States. We will have to raise additional capital if we do not identify a sales and marketing partner and need to commercialize the product ourselves.

     Our current plan of operations and cash requirements may vary materially from planned estimates due to results of the regulatory approval process for Onrigintm, clinical trials, product testing, relationships with strategic partners, changes in focus and direction of our clinical development program, competitive and technological advances, our commercialization strategy and other factors. Based on these and other factors, we may change our plan of operations and re- allocate our resources to or from certain drug development programs, or terminate or delay drug development programs.
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
     Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Contractual Obligations
     During the first three months of 2009, except for the interest paid on February 15, 2009 related to our senior convertible notes, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, ''Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first three months of 2009, there were no significant changes in our disclosures about market risk included in Part II, ''Item 7A. Quantitative and Qualitative Disclosures about Market Risk’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The weighted-average interest rate on cash equivalents held at March 31, 2009 was approximately 0.04%.

ITEM 4T. Controls and Procedures
     (a) Disclosure controls and procedures — Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
     (b) Changes in internal control over financial reporting — There has been no change in our internal control over financial reporting during the period covered by this quarterly report or in other factors that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1A. Risk Factors
     There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, ''Item 1A. Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Below are new or updated risk factors from those appearing in our Annual Report on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
     We have incurred substantial losses since our inception, expect to continue to incur operating losses, may never be profitable, and we may be unable to continue our operations.
     We have incurred losses since inception. As of March 31, 2009, we had an accumulated deficit of approximately $243.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development, preclinical and clinical trials, and most recently, regulatory approval for Onrigintm in the U.S. We expect to continue to incur losses for at least the next several years as we pursue regulatory approval of Onrigintm, continue to conduct clinical trials, continue our other research and development efforts, and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates, most recently Onrigintm, and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.
     We do not have any products approved for sale. If the FDA delays approval or does not approve the NDA for Onrigintm at all, we will not be able to sell Onrigintm and the value of our company and our financial results will be materially adversely affected.
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
     In particular, we filed an NDA in February 2009 based upon our pivotal Phase II trial of Onrigintm in previously untreated elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. There can be no assurance that the NDA will be approved in 2009 by the FDA, if at all. If the FDA delays approval to a time when we would no longer be in a cash position to commercialize the drug or does not approve the NDA filed by us, our business will be materially adversely affected.
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
     We are heavily dependent on the success of our lead product candidate Onrigintm which is still under development. If we do not obtain FDA approval of Onrigintm, or if FDA delays approval or narrows the indications for which we may market Onrigintm, or if Onrigintm is not successful in clinical trial, our business will be materially adversely affected.
     We anticipate that our ability to generate revenues in the foreseeable future will depend on FDA approval and successful commercialization of Onrigintm. In particular and in the nearer term, we are dependent on FDA approval of Onrigintm for the treatment of previously untreated elderly patients with de novo poor-risk AML in order to generate revenues from the sale of Onrigintm in the U.S. We have focused substantially all of our resources on the development of Onrigintm for the treatment of AML. The commercial success of Onrigintm will depend on several factors, including receipt of approvals from the FDA and in the future similar foreign regulatory authorities; establishing commercial manufacturing capabilities through third party manufacturers; successfully launching commercial sales and distribution of Onrigintm, either ourselves or through third parties; and acceptance of Onrigintm in the medical community and by third party payors, none of which can be assured. If the FDA and similar foreign regulatory authorities do grant approval for Onrigintm, they may narrow the indications for which we are permitted to market it, may impose other restrictions on the use or marketing of the product, or may require us to conduct additional post-marketing trials. A narrowed indication or other restrictions may limit the market potential for Onrigintm and any obligation to conduct additional clinical trials would result in increased expenditures and lower revenues. If we are not successful in commercializing our lead product candidate Onrigintm, or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.
     We filed an NDA based on our pivotal Phase II clinical trial in February 2009, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. If the FDA delays approval or does not approve the NDA filed by us, our business will be materially adversely affected. In addition, as a result, we may have to conduct additional clinical trials of or provide additional information for Onrigintm before regulatory approval may be obtained. These additional trials or compilation of requested information may take substantial time, if not years, to complete and require substantial additional financing. There can be no assurance that we will be able to start or complete additional clinical trials or that additional financing can be raised to conduct them.
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
     We would need to reevaluate the development of Onrigintm if (i) the FDA asked us for more information or additional clinical trials of Onrigintm, or does not approve Onrigintm in 2009, or (ii) data from any of Onrigintm‘s clinical trials raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon clinical development of Onrigintm. In any such event, our business, operations and prospects would be materially adversely affected, and our ability to obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all.
     If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, regulatory approval or commercialization efforts.
     We will need to raise substantial additional capital to fund operations and complete our product development. As of March 31, 2009, we had $30 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Onrigintm. However, we will not have an approved and marketable product unless and until we receive regulatory approval from the FDA or similar foreign regulatory authorities. There can be no assurance that we will be approved by the FDA or similar foreign regulatory authorities. Under our current operating plan, we will need to raise substantial additional capital to fund our operations after the first quarter of 2010.
     The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small cap biotech sector that we operate in. This situation makes the timing and potential for future equity financings uncertain. We may not get funding when we need it or on terms that are agreeable to us, if at all. We believe that our stock price and the number of shares we have authorized and available to satisfy any equity portion of such financing will have a significant impact on our ability to obtain such financing. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. It may also make it more difficult for us to raise additional capital as we are not listed on a national stock market exchange.
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
     We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical; Ivan King, Ph.D., our vice president, research and development; Tanya Lewis, our vice president of regulatory affairs and quality assurance, and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & controls. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations after the first quarter of 2010. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman. There can be no assurance that any of our senior management or scientific personnel will remain with the company. If we lose the services of our management and scientific personnel or fail to recruit other sales, marketing, scientific and technical personnel, our research and product development programs and our commercialization of Onrigintm will be significantly and detrimentally affected. For example, the elements of our intended plan of operations for the next twelve months, which include, among other elements, pursuing regulatory approval for Onrigintm in the U.S., could be delayed in the event of management departures.
     We face intense competition in the market for anticancer products, and if we are unable to compete successfully, our business will suffer.
     We face competition from pharmaceutical companies and biotechnology companies. Numerous pharmaceutical and biotechnology companies have publicly announced their intention to develop drugs for the treatment of cancer including, in some instances, the development of agents which treat AML and/or are alkylating agents similar to our compound Onrigintm and agents which target ribonucleotide reductase similar to our compound Triapine®. These companies include, but are not limited to, Amgen Inc., AstraZeneca PLC, Bristol-Myers Squibb Company, Celgene Corporation, Chiron Corporation, Cyclacel Pharmaceuticals, Inc., Eli Lilly and Co. and its subsidiary ImClone Systems Inc., Eisai, Inc., Genentech Inc., Genzyme Corporation, Johnson & Johnson, Lorus Therapeutics Inc., OSI Pharmaceuticals, Inc., Pfizer Inc., Schering-Plough Corporation, Wyeth, and Xanthus Pharmaceuticals, Inc. We are aware that one of these companies has filed a supplemental NDA with the FDA for a pharmaceutical product to treat elderly patients with AML. Large pharmaceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. In addition, our competitors may succeed in obtaining approval for products more rapidly than us and in developing and commercializing products that are safer and more effective than those that we propose to develop. The existence of these products, other products or treatments of which we are not aware or products or treatments that may be developed in the future may adversely affect the marketability of our products by rendering them less competitive or obsolete. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies from universities.
     If Yale does not conduct research relating to products we would like to pursue, we may never realize any benefits from our funding provided to Yale.
     We have paid approximately $10.8 million to fund research at Yale (including research activities of one of our directors, an affiliate of Yale) through March 31, 2009. We do not currently have any research funding commitments to Yale, although we may continue in the future to support certain research projects at Yale. We generally do not have the right to control the research that Yale conducts with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.
     Assuming we receive regulatory approval of Onrigintm, if we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell Onrigintm or any future drug products.
     We have no experience with marketing, sales and distribution of drug products and have only recently established pre-commercial capability in those areas. If we are unable to establish capabilities to sell, market and distribute Onrigintm, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell Onrigintm or any future drug products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.
     We rely on third-party manufacturers to manufacture our product candidates. If these third-party manufacturers fail to manufacture product candidates of satisfactory quality, in a timely manner, in sufficient quantities or at acceptable costs, development and commercialization of our products could be delayed.
     We have no manufacturing facilities, and we have no experience in the commercial manufacturing of drugs or in validating drug manufacturing processes. We have contracted with two third-party manufacturers, Sigma Aldrich Fine Chemicals, Inc. (SAFC), a Sigma-Aldrich Corporation business, and Ben Venue Laboratories, Inc. (Ben Venue), to produce our product candidates for regulatory approvals and clinical trials. We have limited supplies of our product candidates for clinical trials. If our supplies are damaged or destroyed, either during storage or shipping or otherwise, our clinical trials may be delayed, which could have a material adverse effect on our business. We further intend to rely on third-party contract manufacturers to manufacture, supply, store and distribute commercial quantities of our product candidates. We will also rely on our third-party manufacturing partners to work with us to complete the Chemistry, Manufacturing and Control, or CMC, section of any marketing approval application we may file.
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
     We are aware that Ben Venue, our manufacturer of Onrigintm finished drug product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). Ben Venue informed us that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA on a timely basis, our ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. We believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through July 2010 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.
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
     We cannot accurately predict the outcome or timing of future expenditures that we may be required to expend to comply with comprehensive federal, state and local environmental laws and regulations. We must comply with environmental laws that govern, among other things, all emissions, waste water discharge and solid and hazardous waste disposal, and the remediation of contamination associated with generation, handling and disposal activities. To date, we have not incurred significant costs and are not aware of any significant liabilities associated with our compliance with federal, state and local laws and regulations. However, by letter dated March 5, 2009, we have been informed by the Federal Aviation Administration (FAA) that we are under investigation for alleged violations of the Hazardous Materials Regulations, 49 CFR parts 171-180 relating to the shipment of hazardous materials that were not declared, packaged, marked, labeled or otherwise identified as containing hazardous materials. Under the provisions of Title 49, United States Code 5123 (a)(1), Vion could be subject to civil penalties, although we cannot predict with certainty the ultimate resolution of the investigation or the timing of such resolution.
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
     Our common stock is not listed on a national securities exchange. Among other things, our common stock not being listed on a national securities exchange may make it more difficult for investors to trade in our securities and may make it more difficult for us to raise additional capital.
     Our common stock has been quoted on the OTC Bulletin Board® under the symbol “VION” since August 16, 2008. As our common stock is not listed on a national securities exchange, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock. In addition, we are subject to a rule promulgated by the SEC that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the rule may have a materially adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market. The fact of our common stock is being quoted on the OTC Bulletin Board® may make it more difficult for investors to trade in our securities, which could lead to further declines in our share price. Our shares being quoted on the OTC Bulletin Board® also makes it more difficult for us to raise additional capital, as we may incur additional costs under state blue-sky laws if we were to sell additional securities.
     As our common stock is not listed on a national securities exchange, we are ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are party to a registration rights agreement which requires us to use our best efforts to maintain the effectiveness of our registration statement relating to the resale of our convertible senior notes, shares of common stock issuable upon the exercise of outstanding warrants and upon conversion of our outstanding notes by holders of such warrants and notes through February 15, 2010. We may need to file and make effective amendments and supplements to such registration statement from time to time in the future. If we fail to maintain an effective registration statement, we could become subject to certain liquidated damages in the form of additional interest on the principal amount of the notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured.

ITEM 6. Exhibits

10.1	Form of Non-Equity Incentive Compensation Plan Agreement adopted April 8, 2009 between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Alan Kessman, Ivan King, Tanya Lewis, Karen Schmedlin and James Tanguay

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	VION PHARMACEUTICALS, INC.

	By:	/s/ Howard B. Johnson Howard B. Johnson
President and Chief Financial Officer

Exhibit Index

10.1	Form of Non-Equity Incentive Compensation Plan Agreement adopted April 8, 2009 between the Company and Ann Lee Cahill, William F. Hahne, Howard B. Johnson, Alan Kessman, Ivan King, Tanya Lewis, Karen Schmedlin and James Tanguay

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002