Form 10-Q
period 2009-06-30
VION PHARMACEUTICALS INC
filed 2009-08-13
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of August 7, 2009 was 8,052,445.

VION PHARMACEUTICALS, INC.

Page
No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	27

SIGNATURES	28
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

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$26,146	$37,990
Available-for-sale securities	10	4
Accounts receivable	2	12
Prepaid expenses	111	242
Deferred issuance costs	250	250

Total current assets	26,519	38,498
Deferred issuance costs, net of current portion	406	531
Property and equipment, net	272	420
Security deposits	25	25

Total assets	$27,222	$39,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$3,932	$3,306
Accounts payable	405	945
Accrued payroll and payroll-related expenses	647	1,114
Interest payable	1,745	1,744
Deferred revenue	18	18

Total current liabilities	6,747	7,127
Deferred revenue, net of current portion	279	288
Convertible senior notes	54,590	55,443

Total liabilities	61,616	62,858

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,038,427 and 8,036,227 at June 30, 2009 and December 31, 2008, respectively	80	80
Additional paid-in capital	215,421	215,526
Accumulated other comprehensive income	10	4
Deficit accumulated during the development stage	(249,905)	(238,994)

Total shareholders’ deficit	(34,394)	(23,384)

Total liabilities and shareholders’ deficit	$27,222	$39,474

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the
					Period from
					May 1, 1994
					(Inception)
	For the Three Months		For the Six Months		through
	Ended June 30,		Ended June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008	2009
Revenues:
Technology license fees	$5	$13	$10	$27	$4,650
Research and laboratory support fees	—	—	—	—	5,932
Contract research grants	—	—	—	—	2,501

Total revenues	5	13	10	27	13,083

Operating expenses:
Clinical trials	1,590	2,953	2,611	5,807	85,368
Other research and development	1,536	2,013	3,516	4,272	104,111

Total research and development	3,126	4,966	6,127	10,079	189,479
Marketing, general and administrative	1,828	1,696	3,444	3,783	56,197

Total operating expenses	4,954	6,662	9,571	13,862	245,676

Loss from operations	(4,949)	(6,649)	(9,561)	(13,835)	(232,593)
Interest expense	(1,660)	(1,513)	(4,004)	(3,018)	(15,420)
Interest income	3	265	10	767	13,704
Other income (expense), net	(8)	(6)	2,644	(12)	2,434

Loss before income taxes	(6,614)	(7,903)	(10,911)	(16,098)	(231,875)
Income tax benefit	—	—	—	—	(714)

Net loss	(6,614)	(7,903)	(10,911)	(16,098)	(231,161)
Preferred stock dividends and accretion	—	—	—	—	(18,489)

Loss applicable to common shareholders	$(6,614)	$(7,903)	$(10,911)	$(16,098)	$(249,650)

Basic and diluted loss applicable to common shareholders per share	$(0.83)	$(1.06)	$(1.37)	$(2.20)

Basic and diluted weighted-average number of shares of common stock outstanding	7,974	7,440	7,959	7,307

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2008	8,036,227	$80	$215,526	$4	$(238,994)	$(23,384)
Adjustment to warrants issued February 2007 (see Note 5)			(216)			(216)
Stock-based compensation expense			110			110
Issuances of stock under employee benefit plans	2,200	—	1			1
Change in net unrealized gains and losses				6		6
Net loss					(10,911)	(10,911)

Comprehensive loss						(10,905)

Balance at June 30, 2009	8,038,427	$80	$215,421	$10	$(249,905)	$(34,394)

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The Period
	For the Six Months		From May 1, 1994
	Ended June 30,		(Inception) through
(In thousands)	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss	$(10,911)	$(16,098)	$(231,161)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	110	1,693	10,604
Stock issued in payment of interest	—	2,324	4,584
Change in fair market value of derivative	(2,610)	—	(2,610)
Amortization of convertible senior notes issuance costs, original issue discount, and assigned warrant value	1,678	693	4,225
Depreciation and amortization	153	169	4,050
Loss on equipment disposals	—	—	18
Purchased research and development	—	—	4,481
Stock issued for services	—	—	600
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	141	102	(112)
Other assets	—	—	(22)
Current liabilities	(392)	(42)	6,682
Deferred revenue	(9)	(8)	297

Net cash used in operating activities	(11,840)	(11,167)	(197,850)

Cash flows from investing activities:
Acquisition of equipment	(5)	(26)	(3,396)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052

Net cash used in investing activities	(5)	(26)	(3,396)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	—	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	1	3	112,373
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)

Net cash provided by financing activities	1	3	227,392

Change in cash and cash equivalents	(11,844)	(11,190)	26,146
Cash and cash equivalents, beginning of period	37,990	61,067	—

Cash and cash equivalents, end of period	$26,146	$49,877	$26,146

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
     In February 2009, the Company filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) as a single agent in elderly patients with de novo poor-risk acute myeloid leukemia (AML). In April 2009, the Company announced that the NDA for Onrigin tm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company will make a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the FDA. There can be no assurance that the Company will receive a positive recommendation from ODAC regarding Onrigintm or that the NDA will be approved by the FDA in 2009 or at all.
2. Liquidity
     Based on the Company’s current operating plan, management estimates that its existing cash and cash equivalents totaling $26.1 million at June 30, 2009 will be sufficient to fund operations through the second quarter of 2010. The Company’s current operating plan, which assumes it will receive regulatory approval to commercialize Onrigintm from the FDA in the fourth quarter of 2009, includes only limited expenses for the infrastructure and personnel necessary to commercialize Onrigintm as a product for the treatment of elderly patients with de novo poor-risk AML in the United States. Unless the Company has a sales and marketing partner for Onrigintm or is able to generate cash from other sources, the Company will need to raise substantial capital to commercialize Onrigintm, to continue its product development and clinical trials, and to fund its operations beyond the second quarter of 2010. If the Company cannot raise adequate funds to satisfy its capital requirements, or in the event the Company does not receive regulatory approval for Onrigin™ in the fourth quarter of 2009, the Company may have to delay, scale-back or eliminate the commercialization of Onrigintm, discontinue its product development and clinical trials or curtail or cease operations.
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

3. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments recorded for the three and six months ended June 30, 2009 were normal and recurring adjustments, except for the adjustments recorded in the first quarter of 2009 related to the Company’s convertible senior notes and warrants described in Note 5. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26534).
Fair Value of Financial Instruments
     The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. Carrying values for all financial instruments included in current assets and current liabilities, including cash equivalents and available-for-sale securities, approximate fair value, because of their short-term nature. The estimated fair values of cash equivalents and available-for-sale securities reported in the consolidated financial statements have been determined using Level 1 as defined by Statement of Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) which represents quoted prices in active markets for identical assets.
Investments
     Available-for-sale securities consist of equity securities and are carried at fair value. Unrealized holding gains and losses, net of the related income taxes, are reported as a separate component of shareholders’ equity until realized. As of June 30, 2009 and December 31, 2008, the Company’s available-for-sale securities had a cost of $0 and gross unrealized holding gains of approximately $10,000 for the period from inception (May 1, 1994) to June 30, 2009, respectively. There have been no realized investment gains or losses incurred through June 30, 2009.
4. Per Share Data – Anti-dilution
     As of June 30, 2009, the Company had outstanding warrants to purchase 780,000 shares of its common stock at an exercise price of $20.00 per share, outstanding stock options to purchase 280,977 shares of its common stock at exercise prices between $3.59 and $178.75 per share and 55,937 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.
5. Convertible Senior Notes and Warrants
     In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 (the Notes) and warrants to purchase up to an additional 780,000 shares of its common stock (the “Warrants”) . The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and Warrants.
     The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. For the three months ended June 30, 2009 and 2008, the Company incurred interest expense of $1.7 million and $1.5 million, respectively, which included amortization expense of $496,000 and $350,000, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred interest expense of $4.0 million and $3.0 million, respectively, which included amortization expense of $1.7 million and $693,000, respectively. From inception (May 1, 1994) to June 30, 2009, the Company incurred interest expense on the

Notes of $15.2 million, which included amortization expense of $4.2 million. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations. The Company issued 538,122 shares of its common stock in payment of interest on February 15, 2008. The interest payment of $2.3 million due February 15, 2009 was made in cash.
     In connection with the placement of the Notes and Warrants, the Company entered into a registration rights agreement with the initial purchaser which requires the Company to use its best efforts to maintain the effectiveness of its registration statement relating to the resale of its Notes, shares of common stock issuable upon the exercise of outstanding Warrants, which have an exercise price of $20.00 per share, and upon conversion of its outstanding Notes by holders of such Warrants and Notes (the Registrable Securities). The Company may be required to file and make effective amendments and supplements to such registration statement from time to time in the future. The Company believes it is currently in compliance with its registration obligation. However, if the Company fails to maintain an effective registration statement through February 15, 2010, the expiration date of the Warrants, it could become subject to certain liquidated damages, which the Company does not believe would be material to its financial statements. Such damages would be paid as additional interest on the principal amount of the Notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured or February 15, 2010, whichever occurred first. Once the Company regained compliance with its registration obligation with respect to all of the Registrable Securities, the interest payable on the Notes would return to the initial interest rate of 7.75%.
     During the first quarter of 2009, the Company determined FSP 14-1, Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlement), and EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, were not applicable to its Notes. In connection with its review of these accounting pronouncements and its Notes, the Company determined it should have bifurcated and assigned a value of $2.6 million to an embedded derivative related to the Note’s make-whole payment due upon automatic conversion in the original accounting for the Notes in February 2007. The Company determined that the effect on prior periods was not material. The Company recorded the derivative at its fair value of $3,000 as of March 31, 2009, which was reflected as a reduction of the carrying value of the Notes. For the three months ended March 31, 2009, the Company recorded interest expense of $878,000 to reflect the cumulative amortization of the initial derivative value and other income of $2.6 million to reflect the change in the fair value of the derivative between February 20, 2007 and March 31, 2009. As a result of its review, the Company also revised the allocation of the February 2007 Note proceeds between the Notes and Warrants which was recorded as of March 31, 2009 as a reduction in additional paid-in capital and an increase in the carrying value of the Notes of $216,000. The revised allocation reduced interest expense for the three months ended March 31, 2009 by $71,000 to reflect the cumulative amortization of the adjustment to the Warrant value from February 20, 2007 to March 31, 2009.
     The embedded derivative is recorded at June 30, 2009 at its fair value of $11,000. For the three months ended June 30, 2009, the Company recorded other expense of $8,000 to reflect the change in the fair value of the derivative between March 31, 2009 and June 30, 2009.
6. Stock-Based Compensation
     Since January 1, 2006, the Company has recognized stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. For the three months ended June 30, 2009 and 2008, the Company recognized net stock-based compensation expense of $29,000 and $530,000, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized net stock-based compensation expense of $110,000 and $1.7 million, respectively. From inception (May 1, 1994) through June 30, 2009, the Company recognized net stock-based compensation expense of $10.6 million.

     The consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123R. The following table shows the pro forma net loss as if the Company had accounted for stock-based compensation expense under the fair value method prescribed by SFAS 123 for the period from inception through December 31, 2005 (in thousands):

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

7. Income Taxes
     For the three and six months ended June 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Except for the provisions recorded for minimum state capital taxes and the benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in its consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of June 30, 2009.
8. Commitments and Contingencies
     In April 2009, the Company adopted a new non-equity incentive compensation plan (the Plan) covering all its employees, including its executive officers. Under the Plan, each employee is entitled to non-equity incentive compensation for the year ending December 31, 2009, payable in installments as follows: (i) 20% on April 30, 2009; (ii) 20% upon the first to occur of (x) the completion of the FDA’s Oncologic Drugs Advisory Committee (ODAC) meeting regarding the Company’s lead anti-cancer product Onrigin™ or (y) September 30, 2009; (iii) 30% upon approval by the FDA of the Company’s NDA for Onrigin™; and (iv) 30% upon the Company’s first commercial shipment of Onrigin™. Estimated future incentive payments under this Plan are being expensed ratably throughout 2009 and an accrual of $318,000 for such payments is included in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2009.
     In June 2009, the Company amended the employment agreement with the Company’s Chief Executive Officer to extend the term of the agreement to December 31, 2011.
     During the first six months of 2009, except for the payment of interest on the Company’s Notes in February 2009, the adoption of and payment under the Plan, and the amendment to the CEO’s employment agreement, there were no significant changes in the Company’s (i) reported commitments, (ii) reported payments under contractual obligations, (iii) disclosed contingent contractual obligations related to potential milestone payments under its license agreements, and (iv) potential cancellation fees under various agreements at December 31, 2008.
9. Regulatory Matters
     The Company is aware that Ben Venue Laboratories, Inc. (Ben Venue), its manufacturer of OnriginTM finished product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). In June 2008, the Company was notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. The Company has received subsequent updates from Ben Venue regarding the FDA and EMEA matters. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA or from subsequent interactions with the FDA or EMEA on a timely basis, the Company’s ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. The Company believes that it has sufficient inventory of Onrigintm to conduct its current and planned clinical trials through July 2010 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, the Company will have to establish a new source for finished product manufacturing, and its operations could be materially adversely affected.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q, including without limitation statements in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding our financial position, business strategy, and plans and objectives of our management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “may,” “will,” “should,” “could,” “potential,” “seek,” “project,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Forward-looking statements involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Part II. Item 1A. Risk Factors,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. The risks that we have highlighted here are not the only ones that we face. For example, additional risks presently unknown to us or that we currently consider immaterial or unlikely to occur could also impair our operations. If any of the risks or uncertainties described in this Quarterly Report on Form 10-Q or any of those additional risks or uncertainties actually occur, our business, financial conditions or results of operations could be negatively affected. The information contained in this Quarterly Report on Form 10-Q is believed to be current as of the date of filing with the Securities and Exchange Commission (SEC). We do not intend to update any of the forward-looking statements after the date of this filing to conform these statements to actual results or to changes in our expectations, except as required by law.
     Overview
     We are a development-stage pharmaceutical company that develops therapeutics for the treatment of cancer. Our research and product development activities to date have consisted primarily of conducting preclinical trials of product candidates, obtaining regulatory approval for clinical trials, conducting clinical trials, filing for regulatory approval of our lead product candidate OnriginTM, conducting pre-commercialization activities, negotiating and obtaining collaborative agreements, and obtaining financing in support of these activities. Since inception, we have generated minimal revenues and have incurred substantial operating losses from our activities. We currently have no material source of revenue and we expect to incur substantial operating losses for the next several years due to expenses associated with our activities. We will have to raise additional capital to operate the Company beyond the second quarter of 2010.
     We have two small molecule anticancer agents in clinical development, Onrigin™ and Triapine™. Most of our resources are focused on the development of Onrigintm for the treatment of acute myeloid leukemia (AML). In February 2009, we filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) based on our pivotal Phase II trial of the drug as a single agent in elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly patients with AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company will make a presentation to the Oncologic Drugs Advisory Committee (ODAC) of

the FDA on September 1, 2009. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the FDA. There can be no assurance that the Company will receive a positive recommendation from ODAC regarding Onrigin™ or that the NDA will be approved by the FDA in 2009 or at all.
     In May 2007, our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was put on clinical hold by the FDA after accrual of 268 patients. This decision was based on a planned interim analysis of clinical data by the trial’s data safety monitoring board (DSMB) that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary endpoint, the overall response rate, was being compromised by the mortality observed on the study. In January 2008, we announced that the FDA had lifted the clinical hold on this trial, and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML, if we pursue regulatory approval in this indication. The original Phase III trial is now closed. We do not intend to start a new Phase III trial in relapsed AML at this time and there can be no assurance we will do so at any time in the future.
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
     Our plan of operations could be revised by us as a result of many factors, including, among other things, developments with respect to our NDA for Onrigintm and our clinical trials, and the amount of cash and other resources available to us. We would need to reevaluate the development of Onrigintm if (i) the Company does not receive a positive recommendation for Onrigintm from ODAC at its meeting on September 1, 2009, (ii) the FDA requests more information or additional clinical trials of Onrigintm, or does not approve Onrigin tm in 2009, or (iii) data from any of our clinical trials raises issues relative to Onrigintm’s safety and efficacy. In such events, we may have to alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon the drug development project. At the present time, we would not have sufficient funding to engage in additional clinical trials. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate the commercialization of Onrigin™, discontinue its product development and clinical trials or curtail or cease operations. In any such event, our business, operations and prospects would be materially adversely affected.

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
     We budget and monitor our research and development costs by category, as opposed to by product or study. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies. The cost to take a product candidate through clinical trials is dependent upon, among other things, the targeted disease indications, the timing, size and dosing schedule of the clinical trials for such product candidate, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We could incur increased product development costs if we experience delays in trial enrollment, as a result of our evaluation of clinical trial results, or in applying for or obtaining regulatory approvals for any reason including the possible reasons for delay described above. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.
     We cannot be certain that any of our products will prove to be safe or effective, will achieve the safety and efficacy needed in clinical trials necessary for product registration, will receive regulatory approvals, or will be successfully commercialized. Our clinical trials might prove that our product candidates may not be effective in treating disease or may have undesirable or unintended side effects, toxicities or other characteristics that require us to cease further development of the product.
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
     Critical Accounting Policies and Estimates
     The accompanying discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the related disclosures, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates form the basis for making judgments about the carrying values of assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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
     Our last award of stock options was made in November 2005. Compensation expense for all stock options was fully recognized as of June 2009. Compensation expense recorded for stock options is based on the fair value of the awards at the date of grant determined using the Black-Scholes option valuation model using assumptions based, in part, on historical experience of expected stock price volatility, expected term until exercise, expected forfeiture rate and risk-free interest rate. Once stock option fair values are determined, they may not be changed. SFAS 123R requires forfeitures estimated at the time of grant to be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     For additional disclosures regarding stock-based compensation, see Note 6 to the accompanying unaudited condensed consolidated financial statements.
     Income Taxes
     Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of June 30, 2009. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.
     Recently Issued Accounting Standards
     Pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.
     Results of Operations
     Comparison of the Three-Month Periods Ended June 30, 2009 and 2008
     Revenues. Revenues from technology license fees for the three months ended June 30, 2009 were $5,000 as compared to $13,000 for the comparable 2008 period. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $3.1 million for the three months ended June 30, 2009 compared to $5.0 million for the same 2008 period as a result of a decrease in clinical trials expenses of $1.4 million and a decrease in other R&D expenses of $477,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and our pivotal Phase II trial of Onrigintm which was closed to patient accrual in May 2009, partially offset by higher costs associated with an investigator-sponsored Phase III clinical trial of Onrigintm in combination with standard reduction-induction chemotherapy in AML and myelodysplasia (MDS), and lower-stock based compensation in 2009. Other R&D expenses decreased primarily due to lower stock-based compensation expense in 2009.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1.8 million for the three months ended June 30, 2009 compared to $1.7 million for the comparable 2008 period. The increase was primarily due to higher professional fees associated with Onrigintm launch activities.
     Interest Expense. Interest expense, which included non-cash amortization of deferred issuance costs, original issue discount and assigned warrant value, was $1.7 million for the three months ended June 30, 2009 compared to $1.5 million for the three months ended June 30, 2008 related to our Notes and Warrants.
     Interest Income. Interest income was $3,000 for the three months ended June 30, 2009 compared to $265,000 for the comparable 2008 period. The decrease was primarily due to lower interest rates in 2009.
     Other Income (Expense), Net. For the three months ended June 30, 2009, other expense was $8,000, which reflected other non-cash expense related to the change in the fair value of a derivative as described in Note 5 to the accompanying unaudited condensed consolidated financial statements. For the three months ended June 30, 2008, other expense was $6,000, which reflected foreign currency transaction losses related to contracts with vendors outside the U.S. denominated in foreign currencies.
     Income Taxes. For the three months ended June 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.

     Net Loss. As a result of the foregoing, the net loss was $6.6 million, or $0.83 per share based on weighted-average shares outstanding of 8.0 million, for the three months ended June 30, 2009 compared to $7.9 million, or $1.06 per share based on weighted-average shares outstanding of 7.4 million, for the same 2008 period.
     Comparison of the Six-Month Periods Ended June 30, 2009 and 2008
     Revenues. Revenues from technology license fees for the six months ended June 30, 2009 were $10,000 as compared to $27,000 for the comparable 2008 period. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $6.1 million for the six months ended June 30, 2009 compared to $10.1 million for the same 2008 period as a result of a decrease in clinical trials expenses of $3.2 million and a decrease in other R&D expenses of $756,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and our pivotal Phase II trial of Onrigintm which was closed to patient accrual in May 2009, partially offset by higher costs associated with an investigator-sponsored Phase III clinical study of Onrigintm in combination with standard reduction-induction chemotherapy in AML and MDS, and lower-stock based compensation in 2009. Other R&D expenses decreased primarily due to lower stock-based compensation expense in 2009.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $3.4 million for the six months ended June 30, 2009 compared to $3.8 million for the comparable 2008 period. The decrease was primarily due to lower stock-based compensation expense in 2009.
     Interest Expense. Interest expense, which included non-cash amortization of deferred issuance costs, original issue discount and assigned warrant value, was $4.0 million for the six months ended June 30, 2009 compared to $3.0 million for the six months ended June 30, 2008 related to our Notes and Warrants. Interest expense included $807,000 of additional non-cash amortization expense recorded in the first quarter of 2009 as described in Note 5 to the accompanying unaudited condensed consolidated financial statements.
     Interest Income. Interest income was $10,000 for the six months ended June 30, 2009 compared to $767,000 for the comparable 2008 period. The decrease was primarily due to lower interest rates in 2009.
     Other Income (Expense), Net. For the six months ended June 30, 2009, other income was $2.6 million, which reflected foreign currency transaction gains of $33,000 and other non-cash income of $2.6 million related to the change in the fair value of a derivative as described in Note 5 to the accompanying unaudited condensed consolidated financial statements. For the six months ended June 30, 2008, other expense was $12,000, which reflected foreign currency transaction losses related to contracts with vendors outside the U.S. denominated in foreign currencies.
     Income Taxes. For the six months ended June 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Net Loss. As a result of the foregoing, the net loss was $10.9 million, or $1.37 per share based on weighted-average shares outstanding of 8.0 million, for the six months ended June 30, 2009 compared to $16.1 million, or $2.20 per share based on weighted-average shares outstanding of 7.3 million, for the same 2008 period.
     Liquidity and Capital Resources
     Since our inception in 1994, our primary source of cash has been through public and private offerings of debt and equity. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash has been for our product development activities.
     As of June 30, 2009, we had cash and cash equivalents of $26.1 million, compared to $38.0 million at December 31, 2008. The decrease in 2009 was the result of cash used to fund operating activities of $11.8 million and acquisitions of capital equipment of $5,000. Cash used in operations was primarily to fund product development activities as well as for working capital, payment of interest and general corporate purposes.
     Cash Used in Operating Activities
     Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, differences in the timing of cash flows and earnings/expense recognition, and changes in operating assets and liabilities. Significant changes in operating assets and liabilities were as follows:
     Receivables and prepaid expenses decreased $141,000 and $102,000 during the six months ended June 30, 2009 and 2008, respectively. The decreases in 2009 and 2008 were primarily due to lower prepaid insurance expense partially offset by higher other prepaid expenses as the timing of payments differed from the recognition of expense.
     Current liabilities decreased $392,000 during the six months ended June 30, 2009 primarily due to a reduction in accrued payroll-related expenses due to the payment in 2009 of amounts accrued as of December 31, 2008. Current liabilities decreased $42,000 during the six months ended June 30, 2008 primarily due to a lower accrual for clinical costs as the timing of clinical trials payments differed from the recognition of clinical trial expenses, partially offset by higher payroll-related accruals due to a 2008 bonus and retention plan.
     Cash Used in Investing Activities
     Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $5,000 and $26,000 for the six months ended June 30, 2009 and 2008, respectively, were primarily for computer hardware and software. Capital expenditures for fiscal 2009 are not expected to exceed $100,000.
     Cash Provided by Financing Activities
     Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the six months ended June 30, 2009 and 2008, we received net proceeds of $1,000 and $3,000, respectively, from common stock issuances under employee stock plans. All proceeds from financing activities are being and will be used to fund product development activities as well as for working capital and general corporate purposes.
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
     In connection with the placement of the Notes and Warrants, we entered into a registration rights agreement which requires us to use our best efforts to maintain the effectiveness of our registration statement relating to the resale of our convertible senior Notes, shares of common stock issuable upon the exercise of outstanding Warrants and upon conversion of our outstanding notes by holders of such Warrants and Notes. We may be required to file and make effective amendments and supplements to such registration statement from time to time in the future. We believe we are currently in compliance with our registration obligation. However, if we fail to maintain an effective registration statement through February 15, 2010, the expiration date of the Warrants, we could become subject to certain liquidated damages in the form of additional interest on the principal amount of the notes outstanding, subject to a maximum rate of 8.25% per annum for the duration of such failure until the event giving rise to the additional interest has been cured or February 15, 2010, whichever occurred first. We do not believe such potential liquidated damages would be material to our financial results. In the event of a failure, once we regained compliance with our registration obligation with respect to all of the registrable securities, the interest payable on the notes would return to the initial interest rate of 7.75%.
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
     Future Cash Requirements
     Based on our current operating plan, we estimate that our existing cash and cash equivalents totaling $26.1 million at June 30, 2009 will be sufficient to fund our operations through the second quarter of 2010. Our current operating plan, which assumes we will receive regulatory approval to commercialize Onrigintm from the FDA in the fourth quarter of 2009, includes only limited expenses for the infrastructure and personnel necessary for us to commercialize Onrigintm as a product for the treatment of elderly patients with de novo poor-risk AML in the United States.
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
     Unless we have a sales and marketing partner or we are able to generate cash from other sources, we will need to raise substantial capital to commercialize Onrigintm, to continue our product development and clinical trials, and to fund our operations beyond the second quarter of 2010. We cannot assure you that we will be able to raise additional capital, nor can we predict what the terms of any financing might be. If the Company cannot raise adequate funds to satisfy its capital requirements or in the event the Company does not receive regulatory approval for Onrigin™ in the fourth quarter of 2009, the Company may have to delay, scale-back or eliminate the commercialization of Onrigin™, discontinue its product development and clinical trials or curtail or cease operations.
     Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Contractual Obligations
     During the first six months of 2009, except for the interest paid on February 15, 2009 related to our senior convertible notes, and the adoption of and a payment under a non-equity incentive compensation plan, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     Available Information
     The following information can be found on our website at http://www.vionpharm.com or may be obtained free of charge by contacting our Investor Relations Department at (203) 498-4210 or by sending an e-mail message to info@vionpharm.com:
•	our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission;
•	our policies related to corporate governance, including the charter for the Nominating and Governance Committee of our Board of Directors, our code of ethics and business conduct applying to our directors, officers and employees, and our code of ethics applying to our chief executive officer, chief financial officer and senior financial officials; and
•	the charters of the Audit Committee and the Compensation Committee of our Board of Directors; and
•	other important information and recent developments concerning the Company.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first six months of 2009, there were no significant changes in our disclosures about market risk included in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     The weighted-average interest rate on cash equivalents held at June 30, 2009 was approximately 0.02%.
ITEM 4T. Controls and Procedures
     (a) Disclosure controls and procedures – Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
     We have incurred substantial losses since our inception, we expect to continue to incur operating losses, we may never be profitable, and we may be unable to continue our operations.
     We have incurred losses since inception. As of June 30, 2009, we had an accumulated deficit of approximately $249.9 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development, preclinical and clinical trials, and most recently, regulatory approval for Onrigintm in the U.S. We expect to continue to incur losses for at least the next several years as we pursue regulatory approval of Onrigintm, continue to conduct clinical trials, continue our other research and development efforts, and develop manufacturing, sales, marketing and distribution capabilities. Our future profitability depends on our receiving regulatory approval of our product candidates, most recently Onrigintm, and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.
     We do not have any products approved for sale. If the FDA delays approval or does not approve the NDA for Onrigin tm at all, we will not be able to sell Onrigintm, the value of our company and our financial results will be materially adversely affected, and we may need to curtail or cease operations.
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
     In particular, we filed an NDA in February 2009 based upon our pivotal Phase II trial of Onrigintm in previously untreated elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly patients with AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company will make a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the FDA. There can be no assurance that the Company will receive a positive recommendation for Onrigintm from ODAC or that the NDA will be approved in 2009 by the FDA, if at all. If ODAC does make a positive recommendation regarding Onrigintm, its recommendation is not binding on the FDA, and the FDA may still decide not to approve the NDA for Onrigintm. If the FDA delays approval to a time when we would no longer be in a cash position to commercialize the drug or does not approve the NDA filed by us, our business will be materially adversely affected and we may need to curtail or cease operations.
     Our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML was put on clinical hold by the FDA in May 2007. Although in January 2008 the FDA lifted the clinical hold on the trial, we currently have no plans to start a new Phase III trial in relapsed AML at any time in the future and there can be no assurance that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of Onrigintm in combination with cytarabine in relapsed AML, or what the timing of that approval might be.
     We are heavily dependent on the success of our lead product candidate Onrigintm which is still under development. If we do not obtain FDA approval of Onrigintm, or if the FDA delays approval or narrows the indications for which we may market Onrigintm, or if Onrigintm is not successful in clinical trials, our business will be materially adversely affected.
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
     We filed an NDA based on our pivotal Phase II clinical trial in February 2009, supplemented by data from a previous Phase II trial of Onrigintm in elderly AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company will make a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the FDA. There can be no assurance that ODAC will recommend to approve Onrigintm or that the NDA will be approved by the FDA in 2009 or at all. If ODAC does make a positive recommendation regarding Onrigintm, its recommendation is not binding on the FDA, and the FDA may still decide not to approve the NDA for Onrigintm. If ODAC does not make a positive recommendation regarding Onrigintm or if the FDA delays approval or does not approve the NDA filed by us, our business will be materially adversely affected and we may have to consider curtailing or ceasing operations. In addition, as a result, we may have to conduct additional clinical trials of or provide additional information for Onrigintm before regulatory approval may be obtained. These additional trials or compilation of requested information may take substantial time, if not years, to complete and require substantial additional financing. There can be no assurance that we will be able to start or complete additional clinical trials or that additional financing can be raised to conduct them.
     In May 2007, we announced that we would suspend enrollment and patient treatment of our Phase III trial of Onrigintm in combination with cytarabine in relapsed AML pending a detailed review of all of the data from the trial. This decision was based on a planned interim analysis of clinical data by the trial’s DSMB that resulted in a recommendation that enrollment and further treatment of patients on study be suspended. The DSMB’s recommendation was based on their evaluation that any advantage in the primary end point, the response rate, was being compromised by the mortality observed on the study. In May 2007, the FDA placed the trial on clinical hold. We subsequently performed a comprehensive safety and efficacy analysis with our personnel and external and independent medical consultants. In November 2007, we announced that discussions with the DSMB for the trial regarding the findings of the medical and safety review had been completed and the next step of the process was to present the findings and recommendations to the regulatory authorities. In January 2008, we announced that the FDA had lifted the clinical hold on the trial and that we had reached initial agreement with the FDA on modifications to the original Phase III study protocol resulting in the requirement to conduct a new Phase III trial in relapsed AML, if we pursue regulatory approval in this indication. The original Phase III trial is now closed. We have no plans to start a new Phase III trial in relapsed AML and there can be no assurance that we will do so at any time in the future.
     We would need to reevaluate the development of Onrigintm if (i) ODAC did not make a positive recommendation regarding Onrigintm on September 1, 2009, (ii) the FDA asked us for more information or additional clinical trials of Onrigintm, or does not approve Onrigintm in 2009, or (iii) data from any clinical trials of Onrigintm raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon clinical development of Onrigintm. In any such events, our business, operations and prospects would be materially adversely affected, our ability to obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all and we may need to curtail or cease operations..
     If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development, regulatory approval or commercialization efforts and we may need to curtail or cease operations.
     We will need to raise substantial additional capital to fund operations, complete our product development, and fund commercialization efforts if we do not find a commercialization partner. As of June 30, 2009, we had $26.1 million in cash and cash equivalents to fund our operations and continue our product development. We have determined to focus substantially all of our resources on the development and commercialization of Onrigintm. However, we will not have an approved and marketable product unless and until we receive regulatory approval from the FDA or similar foreign regulatory authorities. There can be no assurance that we will be approved by the FDA or similar foreign regulatory authorities. Under our second quarter operating plan, we will need to raise substantial additional capital to fund our operations after the second quarter of 2010. In the event the FDA does not approve the Company’s NDA in 2009, our ability to raise additional capital may be materially adversely affected.
     The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small cap biotech sector that we operate in. This situation makes the timing and potential for future equity or debt financings uncertain. We may not get funding when we need it or on terms that are agreeable to us, if at all. We believe that our stock price and the number of shares we have authorized and available to satisfy any equity portion of such financing will have a significant impact on our ability to obtain such financing. In addition, the existence of our convertible senior Notes may impact our ability to seek equity financing or the terms of such financing. If we cannot raise adequate funds to satisfy our capital requirements, we may have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations. It may also make it more difficult for us to raise additional capital as we are not listed on a national stock market exchange.
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
     We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical; Ivan King, Ph.D., our vice president, research and development; Tanya Lewis, our vice president of regulatory affairs and quality assurance, and James Tanguay, Ph.D., our vice president, chemistry, manufacturing & controls. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to continue our operations after the second quarter of 2010. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman for which the term was recently extended through 2011. There can be no assurance that any of our senior management or scientific personnel will remain with the company. If we lose the services of our management and scientific personnel or fail to recruit other sales, marketing, scientific and technical personnel, our research and product development programs and our commercialization of Onrigintm will be significantly and detrimentally affected. For example, the elements of our intended plan of operations for the next twelve months, which include, among other elements, pursuing regulatory approval for Onrigintm in the U.S., could be delayed in the event of management departures.
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
     We have paid approximately $10.8 million to fund research at Yale (including research activities of one of our directors, an affiliate of Yale) through June 30, 2009. We do not currently have any research funding commitments to Yale, although we may continue in the future to support certain research projects at Yale. We generally do not have the right to control the research that Yale conducts with our funding, and our funds may not be used to conduct research relating to products that we would like to pursue. Additionally, if the research conducted by Yale results in technologies that Yale has not already licensed or agreed to license to us, we may need to negotiate additional license agreements or we may be unable to utilize those technologies.
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
     We are aware that Ben Venue, our manufacturer of Onrigintm finished drug product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA had completed an on-site inspection of their facility that concluded with the issuance of an FDA Form 483 (483). Ben Venue informed us that it submitted a response to the FDA proposing a plan to address the issues identified in the 483 and that the FDA has now indicated that Ben Venue’s compliance status has been changed in the FDA databases to “Approvable”, allowing for the approval of NDAs, ANDAs (Abbreviated New Drug Application) and the issuance of CPPs (Certificates of Pharmaceutical Product) needed for export to many foreign countries for products manufactured by Ben Venue. In June 2008, we were notified by Ben Venue that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. The Company has received subsequent updates from Ben Venue regarding the FDA and EMEA matters. If Ben Venue is not successful in completing the corrections of the observations that resulted in the issuance of the 483 or the audit letter from the EMEA or from subsequent interactions with the FDA or EMEA on a timely basis, our ability to obtain FDA approval to manufacture Onrigintm for commercial purposes could be delayed. We believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through July 2010 in Europe and beyond in the U.S. However, if Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.
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
ITEM 6. Exhibits
10.1	Amendment No. 5 dated as of June 24, 2009, to Employment Agreement, dated as of November 3, 2003, by and between Vion Pharmaceuticals, Inc. and Alan Kessman.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2009	VION PHARMACEUTICALS, INC.
	By:	/s/ Howard B. Johnson
Howard B. Johnson
President and Chief Financial Officer

Exhibit Index
10.1	Amendment No. 5 dated as of June 24, 2009, to Employment Agreement, dated as of November 3, 2003, by and between Vion Pharmaceuticals, Inc. and Alan Kessman.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002