Form 10-Q
period 2009-09-30
VION PHARMACEUTICALS INC
filed 2009-11-10
CIK 944522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of November 9, 2009 was 8,102,519.

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

PART I
FINANCIAL INFORMATION
ITEM 1. Financial Statements
Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$18,928	$37,990
Available-for-sale securities	10	4
Accounts receivable	26	12
Prepaid expenses	37	242
Deferred issuance costs	250	250

Total current assets	19,251	38,498
Deferred issuance costs, net of current portion	343	531
Property and equipment, net	211	420
Security deposits	25	25

Total assets	$19,830	$39,474

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$3,358	$3,306
Accounts payable	844	945
Accrued payroll and payroll-related expenses	251	1,114
Interest payable	581	1,744
Deferred revenue	18	18

Total current liabilities	5,052	7,127
Deferred revenue, net of current portion	274	288
Convertible senior notes	55,037	55,443

Total liabilities	60,363	62,858

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized: 5,000,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized: 30,000,000 shares; issued and outstanding: 8,083,083 and 8,036,227 at September 30, 2009 and December 31, 2008, respectively	81	80
Additional paid-in capital	215,516	215,526
Accumulated other comprehensive income	10	4
Deficit accumulated during the development stage	(256,140)	(238,994)

Total shareholders’ deficit	(40,533)	(23,384)

Total liabilities and shareholders’ deficit	$19,830	$39,474

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					For the
					Period from
					May 1, 1994
					(Inception) through
	For the Three Months		For the Nine Months		September
	Ended September 30,		Ended September 30,		30,
(In thousands, except per share data)	2009	2008	2009	2008	2009
Revenues:
Technology license fees	$5	$8	$15	$35	$4,655
Research and laboratory support fees	—	—	—	—	5,932
Contract research grants	—	—	—	—	2,501

Total revenues	5	8	15	35	13,088

Operating expenses:
Clinical trials	1,532	2,060	4,143	7,867	86,900
Other research and development	1,904	1,620	5,420	5,892	106,015

Total research and development	3,436	3,680	9,563	13,759	192,915
Marketing, general and administrative	1,079	1,872	4,523	5,655	57,276

Total operating expenses	4,515	5,552	14,086	19,414	250,191

Loss from operations	(4,510)	(5,544)	(14,071)	(19,379)	(237,103)
Interest expense	(1,671)	(1,521)	(5,675)	(4,539)	(17,091)
Interest income	1	224	11	991	13,705
Other income (expense), net	(55)	(3)	2,589	(15)	2,379

Loss before income taxes	(6,235)	(6,844)	(17,146)	(22,942)	(238,110)
Income tax benefit	—	—	—	—	(714)

Net loss	(6,235)	(6,844)	(17,146)	(22,942)	(237,396)
Preferred stock dividends and accretion	—	—	—	—	(18,489)

Loss applicable to common shareholders	$(6,235)	$(6,844)	$(17,146)	$(22,942)	$(255,885)

Basic and diluted loss applicable to common shareholders per share	$(0.78)	$(0.92)	$(2.15)	$(3.12)

Basic and diluted weighted-average number of shares of common stock outstanding	7,997	7,449	7,973	7,355

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Shareholders’ Deficit
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Capital	Income	Deficit	Deficit
Balance at December 31, 2008	8,036,227	$80	$215,526	$4	$(238,994)	$(23,384)
Adjustment to warrants issued February 2007 (see Note 4)			(216)			(216)
Stock-based compensation expense			122			122
Stock issued for services	44,656	1	83			84
Stock issued under employee benefit plans	2,200	—	1			1
Change in net unrealized gains and losses				6		6
Net loss					(17,146)	(17,146)

Comprehensive loss						(17,140)

Balance at September 30, 2009	8,083,083	$81	$215,516	$10	$(256,140)	$(40,533)

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			For The Period
	For the Nine Months		From May 1, 1994
	Ended September 30,		(Inception) through
(In thousands)	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss	$(17,146)	$(22,942)	$(237,396)
Adjustments to reconcile net loss to net cash used in operating activities –
Stock-based compensation	122	2,018	10,616
Stock issued in payment of interest	—	2,324	4,584
Change in fair market value of derivative	(2,610)	—	(2,610)
Amortization of convertible senior notes issuance costs, original issue discount, and assigned warrant value	2,188	1,051	4,735
Depreciation and amortization	214	254	4,111
Loss on equipment disposals	—	6	18
Purchased research and development	—	—	4,481
Stock issued for services	84	—	684
Amortization of financing costs	—	—	346
Extension/reissuance of placement agent warrants	—	—	168
Changes in operating assets and liabilities –
Receivables and prepaid expenses	191	250	(62)
Other assets	—	—	(22)
Current liabilities	(2,087)	(1,210)	4,987
Deferred revenue	(14)	(13)	292

Net cash used in operating activities	(19,058)	(18,262)	(205,068)

Cash flows from investing activities:
Acquisition of equipment	(5)	(53)	(3,396)
Purchases of marketable securities	—	—	(321,052)
Maturities of marketable securities	—	—	321,052

Net cash used in investing activities	(5)	(53)	(3,396)

Cash flows from financing activities:
Net proceeds from placement of notes and warrants	—	—	55,151
Net proceeds from initial public offering	—	—	9,696
Net proceeds from issuance of common stock	1	3	112,373
Net proceeds from issuance of preferred stock	—	—	20,716
Net proceeds from exercise of warrants	—	—	30,669
Repayment of equipment capital leases	—	—	(927)
Other financing activities, net	—	—	(286)

Net cash provided by financing activities	1	3	227,392

Change in cash and cash equivalents	(19,062)	(18,312)	18,928
Cash and cash equivalents, beginning of period	37,990	61,067	—

Cash and cash equivalents, end of period	$18,928	$42,755	$18,928

The accompanying notes are an integral part of these consolidated financial statements.

Vion Pharmaceuticals, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. The Company
          Vion Pharmaceuticals, Inc. (the Company) is a development-stage company that develops therapeutics for the treatment of cancer. The Company, formerly OncoRx, Inc., was incorporated in March 1992 as a Delaware corporation and began operations on May 1, 1994. The Company has established wholly-owned subsidiaries in the United Kingdom and Australia to act as its legal representative for Company-sponsored clinical trials in the European Union and Australia, respectively. The Company plans to close its Australian subsidiary in 2009. In October 2009, it filed with the Australian Securities and Investment Commission for voluntary deregistration of the subsidiary.
     In February 2009, the Company filed a New Drug Application (NDA) for Onrigintm with the U.S. Food and Drug Administration (FDA) as a single agent in elderly patients with de novo poor-risk acute myeloid leukemia (AML). In April 2009, the Company announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company made a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC voted to require that a randomized study defining the efficacy and safety of Onrigintm be completed prior to regulatory approval of Onrigintm. The Company currently plans to submit a Special Protocol Assessment (SPA) to the FDA in 2009 for a randomized trial of Onrigintm. There can be no assurance that the Company will submit a SPA for such a randomized trial of Onrigin tm to the FDA in 2009 or at all, or that the Company will be able to conduct such a randomized trial of Onrigin tm for which it currently has no funding.
     On October 12, 2009, the Company announced it had hired an investment bank to assist in evaluating its strategic alternatives. These alternatives include any combination of a restructuring of the Company and its debt and a sale of the Company or its assets. The Company may also consider financing options. The Company expects its strategic review to be completed in the fourth quarter of 2009. The outcome of the Company’s strategic review will determine whether the Company continues operations or whether it curtails or ceases operations, liquidates its assets and/or files for bankruptcy.
     The Company ended the third quarter of 2009 with cash and cash equivalents totaling $18.9 million. The Company’s review of its strategic alternatives will determine the Company’s future operations, if any, and levels of cash expenditures and employee staffing. It is likely that, without additional financing, the cash and cash equivalents will not be adequate to fund operations for the next twelve months.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As a result, the accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainties described above.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All adjustments recorded for the three and nine months ended September 30, 2009 were normal and recurring adjustments, except for the adjustments recorded in the first quarter of 2009 related to the Company’s convertible senior notes and warrants described in Note 4. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-26534).
Fair Value of Financial Instruments
     The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. Carrying values for all financial instruments included in current assets and current liabilities, including cash equivalents and available-for-sale securities, approximate fair value, because of their short-term nature. The estimated fair values of cash equivalents and available-for-sale securities reported in the consolidated financial statements have been determined using quoted prices in active markets for identical assets.
Investments
     Available-for-sale securities consist of equity securities and are carried at fair value. Unrealized holding gains and losses, net of the related income taxes, are reported as a separate component of shareholders’ deficit until realized. As of September 30, 2009 and December 31, 2008, the Company’s available-for-sale securities had a cost of $0 and gross unrealized holding gains of approximately $10,000 for the period from inception (May 1, 1994) to September 30, 2009, respectively. There have been no realized investment gains or losses incurred through September 30, 2009.
3. Per Share Data — Anti-dilution
     As of September 30, 2009, the Company had outstanding warrants to purchase 780,000 shares of its common stock at an exercise price of $20.00 per share, outstanding stock options to purchase 280,777 shares of its common stock at exercise prices between $3.59 and $178.75 per share and 55,937 restricted shares of common stock not yet vested. As the Company has not generated net income in the periods presented, there is no dilutive per share calculation and therefore, these options, warrants and restricted shares have not been considered in the per share calculations presented.
4. Convertible Senior Notes and Warrants
     In February 2007, the Company completed a private placement of $60 million aggregate principal amount of 7.75% convertible senior notes due February 15, 2012 (the Notes) and warrants to purchase up to an additional 780,000 shares of its common stock (the Warrants) . The Company received net proceeds after debt discount and issuance costs of approximately $55.2 million from the sale of the Notes and Warrants.
     The Company is required to pay interest on the Notes semi-annually on February 15 and August 15. For the three months ended September 30, 2009 and 2008, the Company incurred interest expense of $1.7 million and $1.5 million, respectively, which included amortization expense of $509,000 and $358,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred interest expense of $5.7 million and $4.5 million, respectively, which included amortization expense of $2.2 million and $1.1 million, respectively. From inception (May 1, 1994) to September 30, 2009, the Company incurred interest expense on the Notes of $17.1 million, which included amortization expense of $4.7 million. The Company may pay interest at its option in cash or registered shares of its common stock, subject to certain limitations. The Company issued 538,122 shares of its common stock in payment of interest on February 15, 2008. The interest payments of $2.3 million each due on August 15, 2008, February 15, 2009 and August 15, 2009 were made in cash.
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
     During the first quarter of 2009, the Company determined it should have bifurcated and assigned a value of $2.6 million to an embedded derivative related to the Note’s make-whole payment due upon automatic conversion in its original accounting for the Notes in February 2007. The Company determined that the effect on prior periods was not material. The Company recorded the derivative at its fair value of $3,000 as of March 31, 2009, which was reflected as a reduction of the carrying value of the Notes. For the three months ended March 31, 2009, the Company recorded interest expense of $878,000 to reflect the cumulative amortization of the initial derivative value and other income of $2.6 million to reflect the change in the fair value of the derivative between February 20, 2007 and March 31, 2009. The Company also revised the allocation of the February 2007 Note proceeds between the Notes and Warrants which was recorded as of March 31, 2009 as a reduction in additional paid-in capital and an increase in the carrying value of the Notes of $216,000. The revised allocation reduced interest expense for the three months ended March 31, 2009 by $71,000 to reflect the cumulative amortization of the adjustment to the Warrant value from February 20, 2007 to March 31, 2009.
     The embedded derivative is recorded at September 30, 2009 at its fair value of $11,000. For the three and nine months ended September 30, 2009, the Company recorded other expense of $0 and $8,000, respectively, to reflect the change in the fair value of the derivative since March 31, 2009.
5. Stock-Based Compensation
     Since January 1, 2006, the Company has recognized stock-based compensation expense using the straight-line attribution method for awards of restricted stock, purchases under its employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. For the three months ended September 30, 2009 and 2008, the Company recognized net stock-based compensation expense of $12,000 and $326,000, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized net stock-based compensation expense of $122,000 and $2.0 million, respectively. From inception (May 1, 1994) through September 30, 2009, the Company recognized net stock-based compensation expense of $10.6 million.
6. Income Taxes
     For the three and nine months ended September 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Except for the provisions recorded for minimum state capital taxes and the benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, the Company has not recorded a provision or benefit for income taxes in its consolidated financial statements due to recurring historical losses. The Company has provided a full valuation allowance for its deferred tax assets as of September 30, 2009.
7. Commitments and Contingencies
     In April 2009, the Company adopted a new non-equity incentive compensation plan (the Plan) covering all its employees, including its executive officers. Under the Plan, each employee is entitled to non-equity incentive compensation for the year ending December 31, 2009, payable in installments as follows: (i) 20% on April 30, 2009; (ii) 20% upon the first to occur of (x) the completion of the FDA’s Oncologic Drugs Advisory Committee (ODAC) meeting regarding the Company’s lead anti-cancer product Onrigin™ or (y) September 30, 2009; (iii) 30% upon approval by the FDA of the Company’s NDA for Onrigin™; and

(iv) 30% upon the Company’s first commercial shipment of Onrigin™. Payments made under the Plan pursuant to (i) and (ii) above have been expensed in 2009.
     In June 2009, the Company amended the employment agreement with the Company’s Chief Executive Officer to extend the term of the agreement to December 31, 2011.
     During the first nine months of 2009, except for the payments of interest on the Company’s Notes in February and August 2009, the adoption of and payments under the Plan, and the amendment to the CEO’s employment agreement, there were no significant changes in the Company’s (i) reported commitments, (ii) reported payments under contractual obligations, (iii) disclosed contingent contractual obligations related to potential milestone payments under its license agreements, and (iv) potential cancellation fees under various agreements at December 31, 2008.
8. Regulatory Matters
     We are aware that Ben Venue, our manufacturer of Onrigin™ finished drug product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA has completed several on-site inspections of their facilities that concluded with issuances of FDA Form 483s (483). Ben Venue has informed us that it submitted responses to the FDA to address the issues identified in the 483s. In June 2008, Ben Venue notified us that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. The EMEA has conducted additional inspections since June 2008 resulting in additional observations. In November 2009, we were informed that Ben Venue had received a Good Manufacturing Practices (GMP) certificate from the EMEA enabling Ben Venue to manufacture products for distribution in the European Union. The Company has received updates from Ben Venue regarding the FDA which indicate that some matters remain to be resolved. At this time, in spite of the ongoing issues, we believe that product manufactured by Ben Venue can be used by us for clinical trials in the United States and Europe. However, if Ben Venue is not successful in completing the corrections of the issues that resulted in the issuance of the 483s from the FDA or if the FDA or EMEA identifies any new issues that aren’t corrected, our ability to manufacture Onrigin™ at Ben Venue may be delayed. If Ben Venue is not able to manufacture additional supplies of Onrigin™ in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.
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
     On October 12, 2009, the Company announced it had hired an investment bank to assist in evaluating its strategic alternatives. These alternatives include any combination of a restructuring of the Company and its debt and a sale of the Company or its assets. The Company may also consider financing options. The Company expects its strategic review to be completed in the fourth quarter of 2009. The outcome of the Company’s strategic review will determine whether the Company continues operations or whether it curtails or ceases operations, liquidates its assets and/or files for bankruptcy.
     The Company ended the third quarter of 2009 with cash and cash equivalents totaling $18.9 million. The Company’s review of its strategic alternatives will determine the Company’s future operations, if any, and levels of cash expenditures and employee staffing. It is likely that, without additional financing, the cash and cash equivalents will not be adequate to fund operations for the next twelve months.
     We have two small molecule anticancer agents in clinical development, Onrigin™ and Triapine®. Most of our resources are focused on the development of Onrigintm for the treatment of acute myeloid leukemia (AML). We have limited resources to allocate to additional clinical trials of Onrigintm. Onrigintm is being evaluated in four clinical trials at this time sponsored by clinical investigators.
     In February 2009, the Company filed a New Drug Application (NDA) for Onrigin tm with the U.S. Food and Drug Administration (FDA) as a single agent in elderly patients with de novo poor-risk acute myeloid leukemia (AML). In April 2009, the Company announced that the NDA for Onrigin tm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company made a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC voted to require that a randomized study defining the efficacy and safety of Onrigin tm be completed prior to regulatory approval of Onrigin tm. The Company currently plans to submit a Special Protocol Assessment (SPA) to the FDA in 2009 for a randomized trial of Onrigin tm. There can be no assurances that the Company will submit a SPA for a randomized trial of Onrigin tm to the FDA in 2009 or at all, or that the Company will be able to conduct a randomized trial of Onrigin tm for which it currently has no funding.
     If we continue operations after our strategic review, we believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through July 2010 in the U.S. and Europe. We will need to manufacture additional supplies of Onrigintm in the first quarter of 2010 in order to continue our clinical trials beyond July 2010. Our ability to manufacture additional clinical supplies of Onrigintm in the first quarter of 2010 is dependent upon the availability and capacity of our third party manufacturing partners, the results of our strategic review and our ability to finance our operations going forward. There can be no assurance that we will be able to obtain additional clinical supplies of Onrigintm in the first quarter of 2010.
     We have limited resources to apply to our second product candidate, Triapine®. Triapine® is under evaluation in four clinical trials sponsored by the National Cancer Institute’s (NCI) Cancer Therapy Evaluation Program. We provide Triapine® drug products to support these trials. We need to manufacture additional inventory of Triapine® in 2010 in order to continue clinical trials. We have no current plans to manufacture additional Triapine and there can be no assurance that we will be able to manufacture additional clinical trials of Triapine® in 2010.
     We have two additional anticancer technologies that are in the preclinical development stage: (i) a small molecule that targets hypoxic or low-oxygen areas of tumors (VNP40541) and (ii) a drug delivery technology (TAPET®). We are not developing these technologies with our own resources at this time, and will need a development partner(s) for these product candidates.
     We budget and monitor our research and development costs by category, as opposed to by product or study. Significant categories of costs include personnel, clinical, third party research and development services, and laboratory supplies. The cost to take a product candidate through clinical trials is dependent upon, among other things, the targeted disease indications, the timing, size and dosing schedule of the clinical trials for such product candidate, the number of patients enrolled in each trial and the speed at which patients are enrolled and treated. We do not currently have sufficient funds to conduct a randomized Phase III trial of Onrigintm.
     Completion of ongoing or new clinical trials, if any, may take several years or more and the length of time can vary substantially according to the type, complexity, novelty and intended use of a product candidate. These uncertainties and variability make it difficult to accurately predict the future cost of or timing to complete our product development projects.
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
     Revenue Recognition
     Technology License Fees. We record revenue under technology license agreements in accordance with the following:
•	Nonrefundable upfront license fees for which no further performance obligations exist are recognized as revenue on the earlier of when payments are received or collection is assured;

•	Nonrefundable upfront license fees including guaranteed, time-based payments that require continuing involvement in the form of development or other efforts by us are recognized as revenue ratably over the performance period;

•	Milestone payments are recognized as revenue when milestones, as defined in the applicable agreement, are achieved; and

•	Royalty revenues based on licensees’ sales of our products or technologies are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectability is reasonably assured. Royalty estimates are made in advance of amounts collected based on historical and forecasted trends.
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
     Stock-Based Compensation
     Since January 1, 2006, we have recognized stock-based compensation expense using the straight-line attribution method for awards of restricted stock, purchases under our employee stock purchase plan and unvested stock options based on the grant-date fair value of the portion of the stock-based payment award that is ultimately expected to vest. Prior to January 1, 2006, we accounted for stock-based compensation arrangements in accordance with the intrinsic value method and, as such, generally recognized no stock-based compensation expense in our consolidated financial statements. Our consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, stock-based compensation expense using the straight-line attribution method.
     Our last award of stock options was made in November 2005. Compensation expense for all stock options was fully recognized as of June 2009. Compensation expense recorded for stock options was based on the fair value of the awards at the date of grant determined using the Black-Scholes option valuation model using assumptions based, in part, on historical experience of expected stock price volatility, expected term until exercise, expected forfeiture rate and risk-free interest rate. Once stock option fair values were determined, they were not changed. Forfeitures estimated at the time of grant were revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.
     For additional disclosures regarding stock-based compensation, see Note 5 to the accompanying unaudited condensed consolidated financial statements.
     Income Taxes
     Deferred income taxes are provided for the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities, and on operating loss and tax credit carryforwards. Except for the tax provisions recorded for state capital taxes and the tax benefits recorded for the sale of certain research and development tax credits to the State of Connecticut, we have not recorded a provision or benefit for income taxes in our consolidated financial statements due to recurring historical losses. Accordingly, we have provided a full valuation allowance for our deferred tax assets as of

September 30, 2009. In the event we determined that we would be able to realize deferred tax assets in the future, an adjustment would be made to reduce the valuation allowance in the period of determination.
     Recently Issued Accounting Standards
     In June 2009, the FASB issued SFAS No. 168, later superseded by the FASB Codification and included in ASC 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”), which establishes the FASB Accounting Standards Codification as the single source of authoritative generally accepted accounting principles. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. The issuance of this statement does not change generally accepted accounting principles; it has however, changed the applicable citations and naming conventions used when referencing generally accepted accounting principles. The adoption of ASC 105-10 in the third quarter of 2009 has had no impact on our consolidated financial statements.
     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to our consolidated financial statements.
     Results of Operations
     Comparison of the Three-Month Periods Ended September 30, 2009 and 2008
     Revenues. Revenues from technology license fees for the three months ended September 30, 2009 were $5,000 as compared to $8,000 for the comparable 2008 period. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $3.4 million for the three months ended September 30, 2009 compared to $3.7 million for the same 2008 period as a result of a decrease in clinical trials expenses of $528,000 and an increase in other R&D expenses of $284,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and our pivotal Phase II trial of Onrigintm which was closed to patient accrual in May 2009, partially offset by higher costs associated with an investigator-sponsored Phase III clinical trial of Onrigintm in combination with standard reduction-induction chemotherapy in AML and myelodysplasia (MDS), and lower-stock based compensation in 2009. Other R&D expenses increased primarily due to costs associated with our NDA filing and ODAC meeting in September 2009 and the reversal of stock-based compensation expense in 2008 due to cancellation of certain restricted stock, partially offset by lower expense in 2009 for incentive compensation.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1.1 million for the three months ended September 30, 2009 compared to $1.9 million for the comparable 2008 period. The decrease was primarily due to lower stock-based compensation expense and incentive compensation expense in 2009.
     Interest Expense. Interest expense, which included non-cash amortization of deferred issuance costs, original issue discount and assigned warrant value, was $1.7 million for the three months ended September 30, 2009 compared to $1.5 million for the three months ended September 30, 2008 related to our Notes and Warrants.
     Interest Income. Interest income was $1,000 for the three months ended September 30, 2009 compared to $224,000 for the comparable 2008 period. The decrease was primarily due to lower interest rates and invested balances in 2009.
     Other Income (Expense), Net. For the three months ended September 30, 2009 and 2008, other expenses were $55,000 and $3,000, respectively, which reflected foreign currency transaction losses related to contracts with vendors outside the U.S. denominated in foreign currencies.
     Income Taxes. For the three months ended September 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Net Loss. As a result of the foregoing, the net loss was $6.2 million, or $0.78 per share based on weighted-average shares outstanding of 8.0 million, for the three months ended September 30, 2009 compared to $6.8 million, or $0.92 per share based on weighted-average shares outstanding of 7.4 million, for the same 2008 period.

     Comparison of the Nine-Month Periods Ended September 30, 2009 and 2008
     Revenues. Revenues from technology license fees for the nine months ended September 30, 2009 were $15,000 as compared to $35,000 for the comparable 2008 period. We have no material source of revenues.
     Research and Development Expenses. Total research and development (R&D) expenses were $9.6 million for the nine months ended September 30, 2009 compared to $13.8 million for the same 2008 period as a result of a decrease in clinical trials expenses of $3.7 million and a decrease in other R&D expenses of $472,000. The decrease in clinical trials expenses was primarily due to lower costs associated with our Phase III trial of Onrigintm which was closed to patient accrual in May 2007 and our pivotal Phase II trial of Onrigintm which was closed to patient accrual in May 2009, partially offset by higher costs associated with an investigator-sponsored Phase III clinical study of Onrigintm in combination with standard reduction-induction chemotherapy in AML and MDS, and lower-stock based compensation in 2009. Other R&D expenses decreased primarily due to lower stock-based compensation expense and incentive compensation expense in 2009, partially offset by higher costs associated with our NDA filing and ODAC meeting in September 2009.
     Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $4.5 million for the nine months ended September 30, 2009 compared to $5.7 million for the comparable 2008 period. The decrease was primarily due to lower incentive compensation expense and stock-based compensation expense in 2009.
     Interest Expense. Interest expense, which included non-cash amortization of deferred issuance costs, original issue discount and assigned warrant value, was $5.7 million for the nine months ended September 30, 2009 compared to $4.5 million for the nine months ended September 30, 2008 related to our Notes and Warrants. Interest expense included $807,000 of additional non-cash amortization expense recorded in the first quarter of 2009 as described in Note 4 to the accompanying unaudited condensed consolidated financial statements.
     Interest Income. Interest income was $11,000 for the nine months ended September 30, 2009 compared to $991,000 for the comparable 2008 period. The decrease was primarily due to lower interest rates and invested balances in 2009.
     Other Income (Expense), Net. For the nine months ended September 30, 2009, other income was $2.6 million, which reflected foreign currency transaction losses of $22,000 and other non-cash income of $2.6 million related to the change in the fair value of a derivative as described in Note 4 to the accompanying unaudited condensed consolidated financial statements. For the nine months ended September 30, 2008, other expense was $15,000, which reflected foreign currency transaction losses related to contracts with vendors outside the U.S. denominated in foreign currencies.
     Income Taxes. For the nine months ended September 30, 2009 and 2008, the Company did not record provisions for minimum state capital taxes due to its shareholders’ deficit.
     Net Loss. As a result of the foregoing, the net loss was $17.1 million, or $2.15 per share based on weighted-average shares outstanding of 8.0 million, for the nine months ended September 30, 2009 compared to $22.9 million, or $3.12 per share based on weighted-average shares outstanding of 7.4 million, for the same 2008 period.
     Liquidity and Capital Resources
     Since our inception in 1994, our primary source of cash has been through public and private offerings of debt and equity. Other sources have included research and laboratory support fees, technology license fees and grants. Our primary use of cash has been for our product development activities.

     As of September 30, 2009, we had cash and cash equivalents of $18.9 million, compared to $38.0 million at December 31, 2008. The decrease in 2009 was the result of cash used to fund operating activities of $19.1 million and acquisitions of capital equipment of $5,000. Cash used in operations was primarily to fund product development activities as well as for working capital, payment of interest and general corporate purposes.
     Cash Used in Operating Activities
     Cash used in operating activities is primarily a result of our net loss. However, operating cash flows differ from net loss as a result of non-cash charges, differences in the timing of cash flows and earnings/expense recognition, and changes in operating assets and liabilities. Significant changes in operating assets and liabilities were as follows:
     Receivables and prepaid expenses decreased $191,000 and $250,000 during the nine months ended September 30, 2009 and 2008, respectively. The decreases in 2009 and 2008 were primarily due to lower prepaid insurance expense partially offset by higher other prepaid expenses as the timing of payments differed from the recognition of expense.
     Current liabilities decreased $2.1 million during the nine months ended September 30, 2009 primarily due to a lower accrual of interest related to our convertible senior notes and a reduction in accrued payroll-related expenses due to the payment in 2009 of amounts accrued as of December 31, 2008. Current liabilities decreased $1.2 million during the nine months ended September 30, 2008 primarily due to a lower accrual of interest related to our convertible senior notes, partially offset by higher payroll-related accruals due to a 2008 bonus and retention plan.
     Cash Used in Investing Activities
     Cash used in investing activities relates to the acquisition of capital equipment. Capital expenditures of $5,000 and $53,000 for the nine months ended September 30, 2009 and 2008, respectively, were primarily for computer hardware and software. Capital expenditures for fiscal 2009 are not expected to exceed $50,000.
     Cash Provided by Financing Activities
     Cash provided by financing activities is primarily related to capital raised and proceeds from common stock issuances under our employee stock plans. For the nine months ended September 30, 2009 and 2008, we received net proceeds of $1,000 and $3,000, respectively, from common stock issuances under employee stock plans. All proceeds from financing activities are being and will be used to fund product development activities as well as for working capital and general corporate purposes.
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
     Future Cash Requirements
     On October 12, 2009, the Company announced it had hired an investment bank to assist in evaluating its strategic alternatives. These alternatives include any combination of a restructuring of the Company and its debt and a sale of the Company or its assets. The Company may also consider financing options. The Company expects its strategic review to be completed in the fourth quarter of 2009. The outcome of the

Company’s strategic review will determine whether the Company continues operations or whether it curtails or ceases operations, liquidates its assets and/or files for bankruptcy.
     The Company ended the third quarter of 2009 with cash and cash equivalents totaling $18.9 million. The Company’s review of its strategic alternatives will determine the Company’s future operations, if any, and levels of cash expenditures and employee staffing. It is likely that, without additional financing, the cash and cash equivalents will not be adequate to fund operations for the next twelve months.
     Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have a material current effect or are reasonably likely to have a material future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
     Contractual Obligations
     During the first nine months of 2009, except for the interest paid in February and August 2009 related to Notes, the adoption of and payments under a non-equity incentive compensation plan and the amendment to our Chief Executive Officer’s employment agreement, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations related to potential milestone payments under our license agreements and potential cancellation fees under various agreements included in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     During the first nine months of 2009, there were no significant changes in our disclosures about market risk included in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     The weighted-average interest rate on cash equivalents held at September 30, 2009 was approximately 0.02%.

ITEM 4T. Controls and Procedures
     (a) Disclosure controls and procedures — Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
     We are evaluating our strategic alternatives. If we are not successful in achieving our strategic alternatives, we may have to curtail or cease operations, liquidate our assets, and/or file for bankruptcy.
     On October 12, 2009, the Company announced it had hired an investment bank to assist in evaluating its strategic alternatives. These alternatives include any combination of a restructuring of the Company and its debt and a sale of the Company or its assets. The Company may also consider financing options. The Company expects its strategic review to be completed in the fourth quarter of 2009. The outcome of the Company’s strategic review will determine whether the Company continues operations or whether it curtails or ceases operations, liquidates its assets and/or files for bankruptcy.
     If we fail to obtain the capital necessary to fund our operations, we will be unable to conduct and additional randomized trial of Onrigin™, and continue or complete our product development, and we may need to curtail or cease operations, liquidate our assets and/or file for bankruptcy.
     The Company ended the third quarter of 2009 with cash and cash equivalents totaling $18.9 million. The Company’s review of its strategic alternatives will determine the Company’s future operations, if any, and levels of cash expenditures and employee staffing. It is likely that, without additional financing, the cash and cash equivalents will not be adequate to fund operations for the next twelve months.
     We will need to raise substantial additional capital to conduct an additional randomized trial of Onrigintm, fund operations, and complete our product development. We have determined to focus substantially all of our resources on the development and commercialization of Onrigintm. However, we will not have an approved and marketable product unless and until we conduct a successful randomized trial of Onrigintm and receive regulatory approval from the FDA or similar foreign regulatory authorities. There can be no assurance that we will be able to raise the additional capital required to run our operations and conduct a successful randomized trial of Onrigintm in order to have the product approved by the FDA or similar foreign regulatory authorities.

     The current global economy and capital markets have been challenging for any issuer to raise capital through public offerings or private placements of securities, and especially so with respect to the small capitalization biotech sector that we operate in. This situation makes the timing and potential for future equity or debt financings highly uncertain. We may not get funding when we need it or on terms that are agreeable to us, if at all. We believe the existence of our Convertible Senior Notes impacts our ability to seek equity financing and that it is more difficult for us to raise additional capital now that we are not listed on a national stock market exchange.
     If we cannot raise adequate funds to satisfy our capital requirements, we may have to consider curtailing or ceasing operations, liquidating assets, and./or filing for bankruptcy. We might have to license our technology to others. This could result in sharing revenues that we might otherwise retain for ourselves. Any of these actions may harm our business, financial condition and results of operations.
     We have incurred substantial losses since our inception, we expect to continue to incur operating losses, we may never be profitable, we lack funding to conduct a randomized Phase III clinical trial of Onrigintm, and we may be unable to continue our operations.
     We have incurred losses since inception. As of September 30, 2009, we had an accumulated deficit of approximately $256.1 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. Since we began our business, we have focused on research, development, preclinical and clinical trials, and most recently, regulatory approval for Onrigintm in the U.S. We expect to continue to incur losses for at least the next several years if we continue to conduct clinical trials and pursue regulatory approval of Onrigintm, continue our other research and development efforts, and develop manufacturing, sales, marketing and distribution capabilities. However, we lack the funding necessary to conduct a randomized Phase III clinical trial of Onrigintm. Our future profitability depends on our receiving regulatory approval of our product candidates, especially Onrigintm, and our ability to successfully manufacture and market approved drugs. The extent of our future losses and the timing of our profitability are highly uncertain.
     We do not expect to have any products approved for sale in the next several years as we are required to conduct an additional randomized clinical trial of Onrigintm before FDA approval. If we cannot raise the funds required to continue operations and conduct such a trial, the value of our company and our financial results will be materially adversely affected, and we may need to curtail or cease operations, liquidate our assets and/or file for bankruptcy.
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
     In particular, we filed an NDA in February 2009 based upon our pivotal Phase II trial of Onrigintm in previously untreated elderly patients with de novo poor-risk AML, supplemented by data from a previous Phase II trial of Onrigintm in elderly patients with AML. In April 2009, we announced that the NDA for Onrigintm had been accepted for standard review by the FDA with a user fee goal date of December 12, 2009 for a decision on approval. The Company made a presentation to the Oncologic Drugs Advisory Committee (ODAC) of the FDA on September 1, 2009. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products for use in the treatment of cancer and makes appropriate recommendations to the FDA. The ODAC voted to require that a randomized study defining the efficacy and safety of Onrigintm be completed prior to regulatory approval of Onrigintm. The Company currently plans to submit a Special Protocol Assessment (SPA) to the FDA in 2009 for a randomized trial of Onrigintm. There can be no assurances that the Company will submit a SPA for a randomized trial of Onrigin tm to the FDA in 2009 or at all, or that the Company will be able to conduct a randomized trial of Onrigin tm for which it currently has no funding.

     Our Phase III randomized trial of Onrigintm in combination with cytarabine in relapsed AML was put on clinical hold by the FDA due to increased mortality in the Onrigintm arm of the trial in May 2007. Although in January 2008 the FDA lifted the clinical hold on the trial, we currently do not have the funding to start a new Phase III trial in relapsed AML. If we are able to raise capital and start a new trial, there can be no assurance that any new trial would not in the future be put on regulatory hold or that the new trial will result in regulatory approval of Onrigintm in combination with cytarabine in relapsed AML, or what the timing of that approval might be.
     We would need to reevaluate the development of Onrigintm if data from any ongoing clinical trials of Onrigintm raised issues relative to its safety and efficacy. In such event, we would alter the drug or dose as used in the trial, modify the clinical trial protocol, commence additional trials, or abandon clinical development of Onrigintm. In any such events, our business, operations and prospects would be materially adversely affected, our ability to obtain regulatory approval might be delayed, or we might not be able to obtain regulatory approval at all and we may need to curtail or cease operations.
     If we fail to recruit and retain key personnel, our research and development programs may be delayed.
     We are highly dependent upon the efforts of our senior management and scientific personnel, particularly, Alan Kessman, our chief executive officer and director; Howard B. Johnson, our president and chief financial officer; Ann Lee Cahill, our vice president, clinical development; William F. Hahne, M.D., our vice president, medical; Ivan King, Ph.D., our vice president, research and development; Tanya Lewis, our vice president of regulatory affairs and quality assurance, and James Tanguay, Ph.D., our vice president, chemistry, manufacturing and controls. There is intense competition in the drug development industry for qualified scientific and technical personnel. Since our business is very technical and specialized, we need to continue to attract and retain such people. We may not be able to continue to attract and retain the qualified personnel necessary for developing our business, particularly in light of our need to raise additional financing in order to finance a randomized trial of Onrigintm and continue our operations. We have no key man insurance policies on any of the officers listed above and we only have an employment agreement with Mr. Kessman for which the term was recently extended through 2011. There can be no assurance that any of our senior management or scientific personnel will remain with the company. If we lose the services of our management and scientific personnel or fail to recruit other sales, marketing, scientific and technical personnel, our research and product development programs and our commercialization of Onrigintm will be significantly and detrimentally affected.
     We need to manufacture additional clinical supplies of Onrigin™ and Triapine®. If we do not manufacture additional clinical supplies in the first quarter of 2010, we will not be able to continue our clinical trials of Onrigin™ beyond July 2010. If we do not manufacture additional Triapine® in 2010, we will not be able to continue clinical trials of Triapine®.
     We believe that we have sufficient inventory of Onrigintm to conduct our current and planned clinical trials through July 2010 in the U.S. and Europe, should we determine to continue operations after the completion of our strategic review. We would need to manufacture additional supplies of Onrigintm in the first quarter of 2010 in order to continue our clinical trials beyond July 2010. Our ability to manufacture additional clinical supplies of Onrigintm in the first quarter of 2010 would be dependent upon the availability and capacity of our third party manufacturing partners, the results of our strategic review and our ability to finance our operations going forward. There can be no assurance that we will be able to obtain additional clinical supplies of Onrigintm in the first quarter of 2010.
     We would also need to manufacture additional inventory of Triapine® in 2010 in order to continue clinical trials. We have no current plans to manufacture additional Triapine® and there can be no assurance that we will be able to manufacture additional clinical supplies of Triapine® in 2010.

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
     We are aware that Ben Venue, our manufacturer of Onrigintm finished drug product, received a Warning Letter from the FDA in November 2007 and that subsequent to that date the FDA has completed several on-site inspections of their facilities that concluded with issuances of FDA Form 483s (483). Ben Venue has informed us that it submitted responses to the FDA to address the issues identified in the 483s. In June 2008, Ben Venue notified us that it had received a letter from the European Medicines Agency (EMEA) with observations from a recent audit of its facilities, and that it had responded to this letter with a plan to address the issues raised. The EMEA has conducted additional inspections since June 2008 resulting in additional observations. In November 2009, we were informed that Ben Venue had received a Good Manufacturing Practices (GMP) certificate from the EMEA enabling Ben Venue to manufacture products for distribution in the European Union. The Company has received updates from Ben Venue regarding the FDA which indicate that some matters remain to be resolved. At this time, in spite of the ongoing issues, we believe that product manufactured by Ben Venue can be used by us for clinical trials in the United States and Europe. However, if Ben Venue is not successful in completing the corrections of the issues that resulted in the issuance of the 483s from the FDA or if the FDA or EMEA identifies any new issues that aren’t corrected, our ability to manufacture Onrigintm at Ben Venue may be delayed. If Ben Venue is not able to manufacture additional supplies of Onrigintm in the future, we will have to establish a new source for finished product manufacturing, and our operations could be materially adversely affected.

     Our product candidates for preclinical and clinical trials are manufactured in small quantities by third-party manufacturers. We have not validated the manufacturing process for Onrigintm to date. In order to obtain marketing approval for any of these product candidates, we will need to enter into and maintain long-term supply agreements with our existing or new third-party manufacturers, such as our agreements with SAFC or Ben Venue, and demonstrate that we can manufacture sufficient quantities under a validated manufacturing process for commercial sale. Our third-party manufacturers may terminate our agreements, may not be able to successfully increase their manufacturing capacity, validate our manufacturing process, or apply at commercial scale the current manufacturing process for any of our product candidates in a timely or economic manner, or at all. If this occurs, we may be required to seek out additional manufacturing partners requiring additional validation studies, which the relevant government regulator must review and approve. If we are unable to successfully validate or increase the manufacturing capacity for a product candidate, the clinical development of that product candidate may be delayed or there may be a shortage in the supply of the product candidate. Our product candidates require precise, high-quality manufacturing. The failure of our third-party manufacturers to achieve and maintain these high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously harm our business.
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

Date: November 10, 2009	VION PHARMACEUTICALS, INC.
	By:	/s/ Howard B. Johnson
Howard B. Johnson
President and Chief Financial Officer

EXHIBIT INDEX
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002